Form 10QSB
period 2004-03-31
CONTINUUM GROUP C INC
filed 2004-07-09
CIK 1272550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
            (Mark one)

    [ X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2004

    [  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D)
              OF THE EXCHANGE ACT

            For the transition period from __________ to __________

                        Commission file number 000-50500

                             CONTINUUM GROUP C INC.
                             ----------------------
 (Exact Name of Small Business Issuer as Specified in Its Declaration of Trust)

           NEVADA                                       20-0443575
---------------------------                 ------------------------------------
     (State or Other                        (I.R.S. Employer Identification No.)
    Jurisdiction of
    Incorporation or
     Organization)

                               65 East 55th Street
                            New York, New York 10022
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 451-2300
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
(Former  Name,  Former  Address and Former  Fiscal Year,  if Changed  Since Last
Report)

Check  whether the issuer (1) filed all reports  required to be filed by Section
  13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the  registrant  was required to file such  reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes / /  No /X/

             As of May 14, 2004, 4,822,074 shares were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes / /  No /X/

                                                          CONTINUUM GROUP C INC.
                                                   (A Development Stage Company)
                                                                     FORM 10-QSB

                                                                           INDEX
--------------------------------------------------------------------------------

                                                                                        Page
                                                                                        ----

PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheet as of March 31, 2004 (unaudited)                                  3
Condensed Statement of Operations for the three months ended March 31, 2004
  (unaudited) and March 31, 2003 (unaudited) and cumulative from January 5, 2000
  (Inception) to March 31, 2004 (unaudited)                                               4
Statement of Cash Flows for the three months ended March 31, 2004
  (unaudited) and March 31, 2003 (unaudited) and cumulative from January 5, 2000
  (Inception) to March 31, 2004 (unaudited)                                               5

NOTES TO CONDENSED FINANCIAL STATEMENTS                                                 6-8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
      OF OPERATION                                                                     9-10

ITEM 3 - CONTROLS AND PROCEDURES                                                         10

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                               11

ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF
      EQUITY SECURITIES                                                                  11

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                                 11

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             11

ITEM 5 - OTHER INFORMATION                                                               11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                11

SIGNATURES                                                                               12

CERTIFICATIONS

                                                          CONTINUUM GROUP C INC.
                                                   (A Development Stage Company)
                                                                   BALANCE SHEET

                                                                  March 31, 2004
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

TOTAL ASSETS                                                          $    --
                                                                      =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

     Accrued Expenses                                                 $  84,993
                                                                      ---------

Total Current Liabilities                                                84,993

Commitments and Contingencies

Stockholders' Deficiency

     Preferred Stock, par value $0.001; 5,000,000
     shares authorized, none issued and outstanding                        --

     Common Stock, par value $0.001; 45,000,000 shares
     authorized; 4,822,074 issued and outstanding
     at March 31, 2004                                                    4,822

     Additional paid in capital                                          36,688

     Deficit accumulated during development stage                      (126,503)
                                                                      ---------

Total Stockholders' Deficiency                                          (84,993)
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                        $       0
                                                                      =========

The  accompanying  notes  are  an  integral  part  of  the  condensed  financial statements.

                                                          CONTINUUM GROUP C INC.
                                                   (A Development Stage Company)

                                              CONDENSED STATEMENTS OF OPERATIONS

                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                                            Cumulative
                                                                                          from January 5,
                                                                                          2000 (Inception)
                                                   For the three months ended March 31,   through March 31,
                                                       2004           2003                     2004
                                                  ---------------------------------------------------------

Revenues                                                --             --                            --

General and Administrative Expenses               $   27,500     $    5,000                    $   126,503
                                                  ----------     ----------

Net Loss                                         ($   27,500)   ($    5,000)                   $  (126,503)
                                                  ==========     ==========
Per Share Information:

Net loss per share                                $     0.01     $     0.00
                                                  ==========     ==========

Weighted average shares outstanding, basic and     4,822,074      2,522,034
diluted

The  accompanying  notes  are  an  integral  part  of  the  condensed  financial statements.

                                        4

                                                          CONTINUUM GROUP C INC.
                                                   (A Development Stage Company)
                                              CONDENSED STATEMENTS OF CASH FLOWS

                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                                                       Cumulative
                                                                                                     from January 5,
                                                                                                     2000 (Inception)
                                                                For the three months ended March 31, through March 31,
                                                                    2004               2003                2004
                                                               ------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

         Net Loss                                                (27,500)          ($  5,000)          ($126,503)

         Adjustments to reconcile the net loss
         to net cash flows from operating activities:
         Stock based compensation                                   --                  --             $  41,510
         Change in operating liabilities
         Increase in accrued expenses                          $  27,500           $   5,000           $  84,993
                                                               ------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                            --                  --                  --
                                                               ------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                --                  --                  --
                                                               ------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES                                --                  --                  --
                                                               ------------------------------------------------------

         NET INCREASE IN CASH                                       --                  --                  --

         CASH-BEGINNING OF PERIOD                                   --                  --                  --
                                                               ------------------------------------------------------

         CASH-END OF PERIOD                                    $    --             $    --             $    --
                                                               ======================================================

The  accompanying  notes  are  an  integral  part  of  the  condensed  financial statements.

                                        5

                                                          CONTINUUM GROUP C INC.
                                                   (A Development Stage Company)
                                                    NOTES TO FINANCIAL STATEMENT
--------------------------------------------------------------------------------

NOTE 1 - FORMATION, NATURE OF BUSINESS, AND MANAGEMENT PLANS

     FORMATION, NATURE OF BUSINESS AND MANAGEMENT'S PLANS
     Continuum Group C Inc. (the "Company") was formed on January 5, 2000 in
     Nevada pursuant to the Reorganization Plan under Chapter 11 of the United
     States Bankruptcy Code of The Continuum Group, Inc. ("Continuum"). The
     primary provision of the Plan provided for the formation of the Company and the issuance of (a) 9,000,000 (1,510,067 post reverse split (see below))
     shares of the Company's common stock to Hanover Capital Corporation, which funded Continuum's reorganization plan; (b) 500,000 (83,893 post reverse split (see below)) shares to holders of Continuum's allowed unsecured claims, and (c) 400,000 (67,114 post reverse split (see below)) shares to
     Continuum's pre-bankruptcy stockholders. The accumulated deficit at inception resulted from the par value of these shares granted to stockholders without any consideration.

     The Company is considered a "blank check" company, whose sole purpose is to locate and consummate a merger or acquisition with a private entity. Since inception, the Company has not engaged in any business operations other than organizational activities, and is actively searching for acquisition targets. As of May 14, 2004, the Company had not entered into any formal agreements.

     Since the Company has no operations other than to search for a suitable acquisition target, its only expenses are administrative. As such, the
     Company does not intend to seek additional financing until an acquisition is consummated. However, there can be no assurance that the Company will have the ability to carry out its business plan without raising sufficient debt or equity financing. These factors raise substantial doubt as to the
     Company's ability to continue as a going concern. The financial statements do not include any disclosure that might be necessary should the Company be unable to continue as a going concern.

     On December 14, 2000 the Company's Board of Directors (the "Board")
     approved an amendment to the charter to affect a 1-for-5.96 reverse stock split of the Company's issued and outstanding common stock. Accordingly, in the accompanying financial statements all common share and per share amounts have been retroactively restated to show the effect of the
     1-for-5.96 reverse split.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         --------------------------------------------------------------------

     BASIS OF PRESENTATION
     The accompanying unaudited condensed financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and the instructions of Form
     10-QSB. It is management's opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to make the financial position, results of operations, and cash flows not misleading as of March 31, 2004 and for all periods presented.

                                                          CONTINUUM GROUP C INC.
                                                   (A Development Stage Company)
                                                    NOTES TO FINANCIAL STATEMENT
--------------------------------------------------------------------------------

     Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2002 and for each of the two years ended December 31, 2002, which are included in the Company's
     Annual Report on Form 10-SB for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

     USE OF ESTIMATES IN THE FINANCIAL STATEMENTS
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the
     Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     INCOME TAXES
     The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.

     At March 31, 2004, the Company has net operating loss carry forwards of approximately $116,000, which expire through 2024. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited. Based on this and the fact that the Company has generated operating losses through March 31, 2004, the deferred tax asset of approximately $46,000 has been offset by a valuation allowance of $46,000.

     STOCK BASED COMPENSATION
     As permitted by Statement of Financial Accounting Standards ("SFAS") No.
     148, "Accounting for Stock-Based Compensation-Transition and Disclosure",
     which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based
     Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB")
     including "Financial Accounting Standards Board Interpretation No. 44,
     Accounting for Certain Transactions Involving Stock Compensation", and
     interpretation of APB No. 25. As of March 31, 2004, the Company has not
     formed a Stock Option Plan and has not issued any options.

     LOSS PER SHARE
     The Company adopted the provisions of SFAS No. 128, "Earnings per Share."
     SFAS No. 128 requires the presentation of basic and diluted earnings per

                                                          CONTINUUM GROUP C INC.
                                                   (A Development Stage Company)
                                                    NOTES TO FINANCIAL STATEMENT
--------------------------------------------------------------------------------

     share ("EPS"). Basic EPS is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. During the period January 5, 2000 (Inception) through March 31,
     2004 no options, or other contracts to issue common stock were issued or entered into. Accordingly, basic and diluted earnings per share are identical.

NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, Financial Accounting Standards Board ("FASB") issued FASB
     Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN
     46"), an interpretation of Accounting Research Bulletin No. 51. FIN 46
     expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after
     June 15, 2003. However, on October 8, 2003, FASB deferred the latest date by which all public entities must apply FIN 46 to the first reporting period ended after December 15, 2003. The effect of the adoption of this new accounting pronouncement on the Company financial statements has not been significant.

     In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"), which is effective for financial instruments entered into or modified after May 31,
     2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability.
     The adoption of SFAS 150 did not have a material effect on the Company's financial statements.

NOTE 3 - Related Parties

     As discussed in Note 1, the Company was formed pursuant to the reorganization plan of Continuum. In accordance with the reorganization of
     Continuum three additional companies named Continuum Group A Inc.,
     Continuum Group B Inc., and Continuum Group D Inc. were formed with similar terms as the Company with common stock issuances consistent with those of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Forward-Looking Statements

     This Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the
     Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this
     Report, including without limitation, the statements under "General," and
     "Liquidity and Capital Resources," are forward-looking statements. All subsequent written and oral forward-looking statements attributable to the
     Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

     The following discussions should be read in conjunction with our financial statements and the related notes thereto and other financial information appearing elsewhere in this report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed elsewhere in this report.

     Plan of Operation

     We intend to seek to acquire assets or shares of an entity actively engaged in business that generates revenues, in exchange for its securities.

     General

     Continuum Group C Inc. ("Continuum C") was incorporated on January 5, 2000 under the laws of the State of Nevada pursuant to a Joint Plan of
     Reorganization (the "Plan") for the Continuum Group, Inc.("CGI") in
     Bankruptcy Case No. 95-B-44222 (Chapter 11) in the U. S. Bankruptcy Court,
     Southern District of New York (the "Bankruptcy Court"). The Bankruptcy
     Court entered an Order on September 15, 1999 approving the Plan. We, along with three other companies, Continuum Group A Inc., Continuum Group B Inc., and Continuum Group D Inc. (collectively, the "Groups"), were specifically formed to affect the terms of the Plan.

     On December 14, 2000, we issued 861,000 shares of Common Stock to 14 individuals and entities for services rendered. On August 27, 2003, we issued 2,300,000 shares of Common Stock to eight individuals and entities for services rendered. As of May 17, 2004, we had 4,822,074 shares of
     Common Stock issued and outstanding. No shares of Preferred Stock are issued or outstanding.

     We have not engaged in any business operations other than organizational activities. Since inception, we have been in the developmental stage and have had no operations. Other than issuing shares to our stockholders, we never commenced any operational activities. As a result, we can be defined as a "shell" or "blank check" company, whose sole purpose is to locate and consummate a merger or acquisition with a private entity.

     RESULTS OF OPERATIONS
     We have not had any operating income from January 5, 2000 (inception)
     through March 31, 2004. As of March 31, 2004, we had an accumulated deficit of $126,503, comprised of costs mainly associated with administrative expenses.

     LIQUIDITY AND CAPITAL RESOURCES
     The Company has experienced no significant change in liquidity, capital resources or stockholders' equity. Since the Company has no operations other than to search for a suitable acquisition target, its sole expenses are administrative. As such, the Company does not intend to raise additional financing until an acquisition is consummated.

ITEM 3.  CONTROLS AND PROCEDURES

     (a) The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Robert L. Frome
     (acting Chief Executive Officer and acting Chief Financial Officer), of the effectiveness of the design and operation of the Company's "disclosure controls and procedures", as such term is defined in Exchange Act Rule
     15d-15e, as of the end of the period covered by this report. Based upon that evaluation, Mr. Frome has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the
     Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date the Company carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                                       10

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASER OF EQUITY
SECURITIES

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

a.       Exhibits

*31.1 Certification of Acting Chief Executive Officer and Acting Chief Financial
Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1 Certification of the Acting Chief Executive Officer and Acting Chief
Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

b.       Reports on Form 8-K

None.

                                       11

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CONTINUUM GROUP C INC.
                                       (Registrant)

DATE:  July 9, 2004                      By: /s/ Robert L. Frome
                                            ------------------------------------
                                             Robert L. Frome
                                             President and Chairman
                                             (acting Chief Executive Officer
                                             and Acting Chief Financial Officer)

                                       12