Form 10QSB
period 2004-06-30
CONTINUUM GROUP C INC
filed 2004-10-29
CIK 1272550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
      (Mark one)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D)
      OF THE EXCHANGE ACT

                        COMMISSION FILE NUMBER 000-50502

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

Check  whether the issuer (1) filed all reports  required to be filed by Section
13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been
subject to such filing requirements for the past 90 days.   Yes [ ]    No [X]

             As of June 30, 2004, 6,348,944 shares were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

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

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheet as of June 30, 2004 (Unaudited)                        3
Condensed Statements of Operations for the Three and Six Months
  Ended June 30, 2004(Unaudited) and June 30, 2003 (Unaudited) and
  Cumulative from January 5, 2000 (Inception) to June 30, 2004 (Unaudited)     4
Condensed Statements of Cash Flows for the Six Months Ended
  June 30, 2004 (Unaudited) and June 30, 2003 (Unaudited) and
  Cumulative from January 5, 2000 (Inception) to June 30, 2004 (Unaudited)     5

NOTES TO CONDENSED  FINANCIAL STATEMENTS                                     6-9

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION                                                         10-11

ITEM 3 - CONTROLS AND PROCEDURES                                           11-13

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                   14

ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
         PURCHASES OF EQUITY SECURITIES                                      14

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                     14

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 14

ITEM 5 - OTHER INFORMATION                                                   14

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                    14

SIGNATURES                                                                   15

CERTIFICATIONS                                                             16-18

                                                   CONTINUUM GROUP C INC.
                                                   (A Development Stage Company)

                                                        CONDENSED BALANCED SHEET
                                                                  (As Requested)
                                                                     (Unaudited)

                                                                   June 30, 2004
--------------------------------------------------------------------------------

                                     ASSETS

TOTAL ASSETS                                                            $     --
                                                                        ========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accrued expenses                                                        $ 88,993
                                                                        --------

TOTAL LIABILITIES                                                         88,993
                                                                        --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred stock - par value $0.001; 5,000,000 shares
authorized, -0- issued and outstanding                                        --
Common stock - par value $0.001; 45,000,000 shares
authorized; 6,348,944 issued and outstanding                               6,349
Additional paid-in capital                                                50,431
Deficit accumulated during development stage                            (145,773)
                                                                        --------

TOTAL STOCKHOLDERS' DEFICIENCY                                           (88,993)
                                                                        --------

TOTAL LIABILITIES AND STOCKHOLDERS'

DEFICIENCY                                                              $     --
                                                                        ========

                  SEE NOTES TO CONDENSED FINANCIAL STSTEMENTS.

                                                   CONTINUUM GROUP C INC.
                                                   (A Development Stage Company)

                                              CONDENSED STATEMENTS OR OPERATIONS
                                                                    (As Restated)
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                                                     Cumulative from
                                       For the Three Months Ended    For the Six Months Ended        January 5, 2000
                                                June 30,                    June 30,               (Inception) Through
                                           2004           2003             2004           2003       June 30, 2004
                                       ------------------------------------------------------------------------------

REVENUE                                $        --    $        --     $        --    $        --    $        --

GENERAL AND ADMINISTRATIVE EXPENSE           4,000             --          31,500          5,000        145,773
                                       -----------    -----------     -----------    -----------    -----------

NET LOSS                               $    (4,000)   $        --     $   (31,500)   $    (5,000)   $  (145,773)
                                       ===========    ===========     ===========    ===========    ===========

NET LOSS PER SHARE BASIC AND DILUTED   $     0.00    $      0.00      $      0.00    $      0.00
                                       ===========    ===========     ===========    ===========

WEIGHTED SHARES OUTSTANDING             6,348,944      4,048,944        6,348,944      4,048,944
                                       ===========    ===========     ===========    ===========

                  SEE NOTES TO CONDENSED FINANCIAL STSTEMENTS.

                                                   CONTINUUM GROUP C INC.
                                                   (A Development Stage Company)

                                              CONDENSED STATEMENTS OF CASH FLOWS
                                                                   (As Restated)
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                                           Cumulative from
                                                          For the Six Months Ended        January 5, 2000
                                                                 June 30                (Inception) Through
                                                          ------------------------
                                                              2004            2003         June 30, 2004
                                                          -------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $ (31,500)       $  (5,000)       $(145,773)
Adjustments to reconcile net loss to net cash flows
     from operating activities:
Stock-based compensation                                         --               --           56,780
Changes in operating liabilities:
Increase in accrued expenses                                 31,500            5,000           88,993
                                                          ---------        ---------        ---------

NET CASH PROVIDED BY OPERATING
ACTIVITIES                                                       --               --               --

CASH FLOWS FROM INVESTING ACTIVITIES                             --               --               --

CASH FLOWS FROM FINANCING ACTIVITIES                             --               --               --
                                                          ---------        ---------        ---------

NET CHANGE IN CASH                                               --               --               --

CASH - Beginning of Period                                       --               --               --
                                                          ---------        ---------        ---------

CASH - End of Period                                      $      --        $      --        $      --
                                                          =========        =========        =========

                  SEE NOTES TO CONDENSED FINANCIAL STSTEMENTS.

                                                   CONTINUUM GROUP C INC.
                                                   (A Development Stage Company)

                                                  CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - FORMATION, NATURE OF BUSINESS, AND MANAGEMENT PLANS

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
         post reverse split (see below)) shares of the Company's common stock to four  individuals,  who funded  Continuum's  reorganization  plan;  (b)
         500,000  (83,893 post reverse  split (see below))  shares to holders of
         Continuum's  allowed  unsecured  claims,  and (c) 400,000  (67,114 post
         reverse  split  (see  below))  shares  to  Continuum's   pre-bankruptcy
         stockholders.  The accumulated  deficit at inception  resulted from the
         par  value  of  these  shares  granted  to  stockholders   without  any
         consideration.

         The Company is considered a "blank check"  company,  whose sole purpose is to locate  and  consummate  a merger or  acquisition  with a private entity (see Note 3).  Since  inception,  the Company has not engaged in any business  operations other than organizational  activities,  and is actively searching for acquisition targets.

         Since the Company  currently has no  operations,  its only expenses are administrative. As such, the Company does not intend to seek additional
         financing   until  the   acquisition,   as  described  in  Note  5,  is
         consummated.  However,  there can be no assurance that the Company will have the  ability  to  carry  out its  business  plan  without  raising sufficient debt or equity  financing.  These factors raise  substantial doubt as to the Company's  ability to continue as a going concern.  The financial  statements  do not  include  any  disclosure  that  might be necessary should the Company be unable to continue as a going concern.

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

                                                   CONTINUUM GROUP C INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION
         The accompanying  unaudited  condensed  financial  statements have been prepared  by the  Company  in  conformity  with  accounting  principles generally accepted in the United States of America and the instructions of Form  10-QSB.  It is  management's  opinion  that  these  statements
         include  all   adjustments,   consisting   of  only  normal   recurring
         adjustments  necessary  to make  the  financial  position,  results  of operations,  and cash flows not  misleading as of June 30, 2004 and for all periods presented.

         Certain information and footnote  disclosures  normally included in the annual  financial  statements  prepared in accordance  with  accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated
         financial   statements  be  read  in  conjunction  with  the  financial statements  and notes  thereto as of December  31, 2003 and for each of the two years in the period ended December 31, 2002 and 2001, which are included  in the  Company's  Annual  Report on Form  10-SB for the year ended  December  31,  2003  filed  with  the  Securities  and  Exchange
         Commission.

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

         At June 30, 2004,  the Company has net operating loss carry forwards of approximately $116,000,  which expire through 2024. Pursuant to Section
         382 of the  Internal  Revenue  Code  regarding  substantial  changes in ownership,  utilization  of these losses may be limited.  Based on this and the fact that the Company has generated  operating  losses  through
         June 30, 2004, the deferred tax asset of approximately $46,000 has been offset by a valuation allowance of $46,000.

                                                   CONTINUUM GROUP C INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - Basis of Presentation and Summary of Significant Accounting Policies, continued

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
         Interpretation  No. 44, Accounting for Certain  Transactions  Involving
         Stock  Compensation",  and interpretation of APB No. 25. As of June 30,
         2004, the Company has not formed a Stock Option Plan and has not issued any options.

         LOSS PER SHARE
         The Company  adopted the  provisions  of SFAS No.  128,  "Earnings  per
         Share."  SFAS No. 128 requires  the  presentation  of basic and diluted earnings  per share  ("EPS").  Basic EPS is computed  by dividing  loss available  to common  stockholders  by the  weighted-average  number of common  shares  outstanding  for the period.  Diluted EPS  includes the potential  dilution  that could occur if options or other  contracts to issue  common  stock were  exercised  or  converted.  During the period
         January 5, 2000  (Inception)  through June 30, 2004 no options or other
         contracts  to  issue   common  stock  were  issued  or  entered   into.
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

NOTE 4 - RESTATEMENT

         In December 2000 the Company  approved the issuance of 2,387,870 shares of its common stock to 8  individuals  and/or  entities in exchange for services  rendered.  The  fair  value  of  the  services  rendered  was approximately  $23,880.  The company  recorded  the issuance of 861,000 shares and recorded $8,610 as the value of the services  rendered.  The financial  statements  have been  restated  to reflect  the  additional shares issued of 1,526,870 and recording of $15,270 in additional value

                                                   CONTINUUM GROUP C INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         of the services rendered by increasing common stock $1,527,  additional paid in capital  $13,743,  and accumulated  deficit  $15,270.

NOTE 5 - DEFINITIVE AGREEMENT AND PLAN OF REORGANIZATION

         SUBSEQUENT EVENT
         On  October  12,  2004 the  Company  entered  into a  definitive  Share
         Exchange  Agreement with Premier Alliance Group, Inc., a North Carolina corporation ("Premier"),  and the shareholders of Premier.  Pursuant to this agreement,  the Company will issue 36,176,863 shares of its common stock and 597,500 shares of its preferred stock to the  shareholders of
         Premier, in exchange for all of Premier's  outstanding shares of common stock and preferred stock. Upon completion of the share exchange, which
         is  subject  to  customary  closing  conditions,   Premier  will  be  a
         wholly-owned subsidiary of the Company.

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

         You should  read the  following  discussions  in  conjunction  with our financial  statements and the related notes thereto and other financial
         information   appearing   elsewhere  in  this  report.   The  following
         discussion contains  forward-looking  statements that involve risks and uncertainties.  Our actual results could differ  materially  from those anticipated  in the  forward-looking  statements as a result of various factors, including those discussed elsewhere in this report.

         PLAN OF OPERATION

         We intend  to seek to  acquire  assets or shares of an entity  actively engaged in  business  that  generates  revenues,  in  exchange  for its securities. See Note 5 to the condensed financial statements.

         GENERAL

         Continuum Group C Inc.  ("Continuum C") was  incorporated on January 5,
         2000 under the laws of the State of Nevada  pursuant to a Joint Plan of
         Reorganization  (the "Plan") for the Continuum  Group,  Inc. ("CGI") in
         Bankruptcy  Case No.  95-B-44222  (Chapter 11) in the U. S.  Bankruptcy
         Court,  Southern  District of New York (the  "Bankruptcy  Court").  The
         Bankruptcy  Court entered an Order on September 15, 1999  approving the
         Plan.  We, along with three other  companies,  Continuum  Group A Inc.,
         Continuum Group B Inc., and Continuum Group D Inc.  (collectively,  the
         "Groups"), were specifically formed to affect the terms of the Plan.

         On December 14, 2000, we issued  2,308,064  shares of common stock to 8 individuals and/or entities for services  rendered.  On August 27, 2003 we  issued  2,387,870  shares  of  common  stock to 8  individuals  and entities for services  rendered.  As of July 12, 2004, we had 6,348,944 shares of Common Stock issued and  outstanding.  No shares of Preferred
         Stock are issued or outstanding.

         We  have  not   engaged   in  any   business   operations   other  than
         organizational  activities.  Since  inception,  we  have  been  in  the developmental  stage and have had no  operations.  Other  than  issuing
         shares  to  our  stockholders,   we  never  commenced  any  operational
         activities.  As a result,  we can be  defined  as a  "shell"  or "blank check" company, whose sole purpose is to locate and consummate a merger or  acquisition  with a private  entity.  We have entered into a merger agreement  which is more  fully  described  in Note 5 to the  condensed financial statements.

         RESULTS OF OPERATIONS

         We have not had any operating  income from January 5, 2000  (inception)
         through  June 30,  2004.  As of June 30,  2004,  we had an  accumulated
         deficit  of  $145,773,   comprised  of  costs  mainly  associated  with
         administrative expenses.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced no significant change in liquidity, capital resources or stockholders'  equity.  Since the Company currently has no operations other than to search for a suitable  acquisition target, its sole expenses are administrative.  As such, the Company does not intend to raise additional financing until an acquisition is consummated.

ITEM 3.  CONTROLS AND PROCEDURES

         We maintain a set of  disclosure  controls and  procedures  designed to ensure that  information  required to be disclosed by us in the reports filed  under the  Securities  Exchange  Act,  is  recorded,  processed, summarized and reported within the time periods  specified by the SEC's rules  and  forms.  Disclosure  controls  are  also  designed  with the
         objective  of  ensuring  that  this   information  is  accumulated  and
         communicated  to our  management,  including our acting chief executive officer and acting chief  financial  officer,  as  appropriate to allow timely decisions regarding required disclosure.

         Based upon their evaluation as of the end of the period covered by this report,  our acting chief executive  officer and acting chief financial officer  concluded  that,  if we are able to  successfully  address the material  weaknesses in our internal  accounting  controls as discussed below,  our disclosure  controls and procedures are effective to ensure that information required to be included in our periodic SEC filings is recorded,  processed,  summarized, and reported within the time periods specified  in the SEC rules and  forms.  Our  board of  directors  were advised by Marcum & Kliegman,  LLP, our independent  registered  public accounting firm, that during their performance of review related to our unaudited condensed financial  statements for the sic months ended June
         30, 2004, Marcum & Kliegman LLP identified two material weaknesses,  as defined in Public Company Accounting Oversight Board Standard No. 2, in
         our internal control over financial reporting as follows:

         1. We  lack  sufficient  human  resources  within  our  accounting  and
            financial  reporting  function.   Also,  we  must  improve  controls
            surrounding  monitoring  and  oversight  of the  work  performed  by accounting and financial reporting personnel.

         2. Insufficient analysis and review of the selection and application of generally accepted accounting principles to significant  non-routine transactions,  including  the  preparation  of  financial  statement disclosures relating thereto.

         These material  weaknesses  result in deficiencies in the processes and procedures within our accounting and financial  reporting  function and contributed  to delays in the  completion  and filing of our forms with the SEC  including  our 10 QSB as well as the  restatement  adjustment.
         Please see Note 4 to the condensed financial statements.

         We have  assigned  a high  priority  to the  short-term  and  long-term improvement of our internal control over financial  reporting.  Actions to  address  the  material  weaknesses  described  above  that  we will undertake, or have undertaken, include the following among others:

         We are in the process of  restructuring  the  accounting  and reporting function in connection with a proposed merger. Please see Note 5 to the
         condensed  financial   statements.   If  the  proposed  merger  is  not
         consummated  in a timely  manner,  we may not be able to  expeditiously remediate these material weaknesses.

         During the third quarter of 2004, we will continue our internal control review process to remediate the internal  control  material  weaknesses identified above by Marcum & Kliegman LLP.

         Other than regarding the material  weaknesses  discussed  above,  there have been no changes in our internal  control over financial  reporting during the period covered by this report that significantly  affect our control environment.

         In addition to the matters discussed above, the independent  registered public  accounting  firm  responsible  for the  audit of our  financial statements as of and for the year ending  December 31, 2005 must attest to and issue a report on  management's  assessment  of the  design  and operational  effectiveness  of  our  internal  control  over  financial reporting.  Although  we intend to  conduct  a  rigorous  review of our internal  control over financial  reporting to help achieve  compliance with the Section 404  requirements  of the  Sarbanes-Oxley  Act, if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it documented,  designed, operated or reviewed, they may decline to attest to management's  assessment or may issue a qualified report identifying either a significant  deficiency or a material weakness in our internal controls.  This could  result in  significant  additional  expenditures responding to the Section 404 internal  control  audit,  a diversion of management  attention and potentially an adverse reaction to our common stock in the financial markets.

         LIMITATIONS OF DISCLOSURE CONTROLS AND PROCEDURES

         Our management, including our acting chief executive officer and acting chief financial officer,  does not expect that our disclosure  controls or internal control over financial reporting will prevent all errors or all instances of fraud.  A control  system,  no matter how ell designed and operated, can provide only reasonable, not absolute, assurance that the control system's  objectives will be met. Further,  the design of a
         control   system  must   reflect  the  fact  that  there  are  resource
         constraints,  and the benefits of controls must be considered  relative to their  costs.  Because of the  inherent  limitations  in all control systems,  no evaluation of controls can provide absolute assurance that all control issues and instances of fraud,  if any,  within our company have been detected.  These inherent  limitations  include the realities that judgments in  decision-making  can be faulty,  and that breakdowns can occur  because of simple  error or  mistake.  Controls  can also be circumvented  by the individual  acts of some persons,  by collusion of two or more people,  or by  management  override or the  controls.  The design  of any  system  of  controls  is  based  in part  upon  certain assumptions  about the likelihood of future events,  and any design may not succeed in achieving  its stated goals under all  potential  future conditions.  Over  time,  controls  may  become  inadequate  because of changes in conditions or deteriorating in the degree of compliance with policies  or  procedures.  Because  of  the  inherent  limitation  of a cost-effective control system,  misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

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

*       Filed herewith

b.      Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the  requirements of the Exchange Act, the registrant  caused this  report to be  signed on its  behalf  by the  undersigned,  thereunto  duly authorized.

                                  CONTINUUM GROUP C INC.
                                  (Registrant)

DATE:  October 27, 2004           By: /s/ Robert L. Frome
                                     -------------------------------------------
                                     Robert L. Frome
                                     President and Chairman
                                     (acting Chief Executive Officer
                                     and Acting Chief Financial Officer)

