Form 10QSB
period 2004-09-30
PREMIER ALLIANCE GROUP, INC.
filed 2004-11-23
CIK 1272550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
     (Mark one)

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

/_/  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

     TRANSITION REPORT UNDER SECTION 13 OR 15(D)
           OF THE EXCHANGE ACT

                        COMMISSION FILE NUMBER 000-50502

                          PREMIER ALLIANCE GROUP, INC.
                          ----------------------------
 (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS DECLARATION OF TRUST)

           NEVADA                                      20-0443575
           ------                                      -----------
      (State or Other                       (I.R.S. Employer Identification No.)
      Jurisdiction of
      Incorporation or
       Organization)

                                4521 SHARON ROAD
                                    SUITE 300
                         CHARLOTTE, NORTH CAROLINA 28211
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (704) 521-8077
--------------------------------------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                             CONTINUUM GROUP C INC.
               c/o Olshan Grundman Frome Rosenzwieg & Wolosky LLP
                               65 East 55th Street
                            New York, New York 10022
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
 Yes /_/ No /X/

    AS OF NOVEMBER 19, 2004, 42,525,807 COMMON STOCK SHARES WERE OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):   YES /_/   NO /X/

                                                    PREMIER ALLIANCE GROUP, INC.
                                               (FORMERLY CONTINUUM GROUP C INC.)
                                                   (A Development Stage Company)

                                                                     FORM 10-QSB

                                                                           INDEX
--------------------------------------------------------------------------------

                                                                                              PAGE
                                                                                              ----

PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

  Condensed Balance Sheet as of September 30, 2004 (Unaudited)                                   3

  Condensed Statements of Operations for the Three and Nine Months
      Ended September 30, 2004(Unaudited) and September 30, 2003 (Unaudited) and
      Cumulative from January 5, 2000 (Inception) to September 30, 2004 (Unaudited)              4

  Condensed Statements of Cash Flows for the Nine Months Ended
     September 30, 2004 (Unaudited) and September 30, 2003 (Unaudited) and
     Cumulative from January 5, 2000 (Inception) to September 30, 2004 (Unaudited)               5

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)                                            6-9

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION                                                                           10-11

ITEM 3 - CONTROLS AND PROCEDURES                                                                11

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                                      12

ITEM 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                             12

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                                        12

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                    12

ITEM 5 - OTHER INFORMATION                                                                      12

ITEM 6. - EXHIBITS                                                                              12

SIGNATURES                                                                                      13

CERTIFICATIONS                                                                               14-16

                  PREMIER ALLIANCE GROUP, INC. (FORMERLY CONTINUUM GROUP C INC.)
                                                   (A Development Stage Company)

                                                         CONDENSED BALANCE SHEET
                                                                   (As Restated)
                                                                     (Unaudited)

                                                              September 30, 2004
--------------------------------------------------------------------------------
                                     ASSETS
                                     ------

TOTAL ASSETS                                                         $    ---
------------                                                         =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
-------------------
   Accrued expenses                                                  $ 92,493
                                                                     ---------

TOTAL LIABILITIES                                                      92,493
                                                                     ---------
COMMITMENTS AND CONTINGENCIES
--------------------------------

STOCKHOLDERS' DEFICIENCY
------------------------
  Preferred stock - par value $0.001; 5,000,000 shares
    authorized, -0- issued and outstanding                                 ---
  Common stock - par value $0.001; 45,000,000 shares
    authorized; 6,348,944 issued and outstanding                         6,349
  Additional paid-in capital                                            50,431
  Deficit accumulated during development stage                       (149,273)
                                                                     ---------

    TOTAL STOCKHOLDERS' DEFICIENCY                                    (92,493)
                                                                      --------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      DEFICIENCY                                                     $    ---
                                                                     =========

                                    See notes to condensed financial statements.

                                                              PREMIER ALLIANCE GROUP, INC. (FORMERLY CONTINUUM GROUP C INC.)
                                                                                               (A Development Stage Company)

                                                                                          CONDENSED STATEMENTS OF OPERATIONS
                                                                                                               (As Restated)
                                                                                                                 (Unaudited)
----------------------------------------------------------------------------------------------------------------------------

                                                                                                           Cumulative from
                                               For the Three Months Ended    For the Nine Months Ended     January 5, 2000
                                                      September 30,                September 30,         (Inception) Through
                                                  2004            2003           2004           2003      September 30, 2004
                                               -----------------------------------------------------------------------------
REVENUE                                        $        --    $        --    $        --    $        --     $         --

GENERAL AND ADMINISTRATIVE EXPENSE                   3,500          8,708         35,000         13,708          149,273
                                               -----------    -----------    -----------    -----------      -----------
     NET LOSS                                  $    (3,500)   $    (8,708)   $   (35,000)   $   (13,708)     $  (149,273)
                                               ===========   ============    ===========    ===========      ===========
NET LOSS PER SHARE BASIC AND DILUTED                ($0.00)        ($0.00)        ($0.01)        ($0.00)

WEIGHTED SHARES OUTSTANDING                      6,348,944      4,898,944      6,348,944      4,335,391
                                               ===========   ============    ===========    ===========      ===========

                                    See notes to condensed financial statements.

                                                        PREMIER ALLIANCE GROUP, INC. (FORMERLY CONTINUUM GROUP C INC.)
                                                                                         (A Development Stage Company)

                                                                                    CONDENSED STATEMENTS OF CASH FLOWS
                                                                                                         (As Restated)
                                                                                                           (Unaudited)
----------------------------------------------------------------------------------------------------------------------

                                                                  For the Nine Months Ended         Cumulative from
                                                                          September 30              January 5, 2000
                                                                  -------------------------       (Inception) Through
                                                                      2004           2003          September 30, 2004
                                                                  ----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                         $ (35,000)      $ (13,708)          $   (149,273)
  Adjustments to reconcile net loss to net cash flows
   from operating activities:
   Stock-based compensation                                              --              --                 56,780
  Changes in operating liabilities:
   Increase in accrued expenses                                      35,000          13,708                 92,493
                                                                  ---------       ---------           ------------
     NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                                          --              --                     --

CASH FLOWS FROM INVESTING ACTIVITIES                                     --              --                     --

CASH FLOWS FROM FINANCING ACTIVITIES                                     --              --                     --
                                                                  ---------       ---------           ------------
     NET CHANGE IN CASH                                                  --              --                     --

CASH - Beginning of Period                                               --              --                     --
                                                                  ---------       ---------           ------------
CASH - End of Period                                              $      --         $    --             $       --
                                                                  =========       =========           ============

                                                                        See notes to condensed financial statements.

                                                    PREMIER ALLIANCE GROUP, INC.
                                               (FORMERLY CONTINUUM GROUP C INC.)
                                                   (A Development Stage Company)

                             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - FORMATION, NATURE OF BUSINESS, AND MANAGEMENT PLANS

     Premier  Alliance  Group,  Inc.,  formerly  Continuum  Group  C  Inc.  (the
     "Company"),  was  formed  on  January  5, 2000 in  Nevada  pursuant  to the
     Reorganization  Plan under Chapter 11 of the United States  Bankruptcy Code of The Continuum Group,  Inc.  ("Continuum").  The primary provision of the
     Plan  provided  for the  formation  of the Company and the  issuance of (a)
     9,000,000  (1,510,067  post  reverse  split  (see  below))  shares  of  the
     Company's  common  stock  to  four   individuals  who  funded   Continuum's
     reorganization  plan;  (b) 500,000  (83,893 post reverse split (see below))
     shares to holders of Continuum's  allowed unsecured claims, and (c) 400,000
     (67,114   post   reverse   split  (see   below))   shares  to   Continuum's
     pre-bankruptcy stockholders.  The accumulated deficit at inception resulted from the par value of these  shares  granted to  stockholders  without  any consideration.

     As of  September  30,  2004,  the Company was  considered  a "blank  check"
     company,  whose  sole  purpose  was to locate  and  consummate  a merger or acquisition  with a private  entity  (see  Note 3).  Since  inception,  the
     Company had not as September  30, 2004  engaged in any business  operations other  than  organizational  activities,  and  is  actively  searching  for acquisition  targets.  However,  there can be no assurance that the Company will  have the  ability  to carry out its  business  plan  without  raising sufficient debt or equity financing.  These factors raise substantial doubt as to the Company's  ability to continue as a going concern.  The financial statements do not include any disclosure that might be necessary should the
     Company be unable to continue as a going concern.

     As of September 30, 2004, the Company had no operations,  its only expenses were administrative. As such, as of September 30, 2004, the Company did not intend to seek additional financing until the acquisition,  as described in
     Note 5, was consummated.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION
     The  accompanying   unaudited  condensed  financial  statements  have  been
     prepared by the Company in conformity with accounting  principles generally accepted  in the United  States of  America  and the  instructions  of Form
     10-QSB.  It is  management's  opinion  that these  statements  include  all adjustments,  consisting of only normal recurring  adjustments necessary to make the  financial  position,  results of  operations,  and cash flows not misleading as of September 30, 2004 and for all periods presented.

                                                    PREMIER ALLIANCE GROUP, INC.
                                               (FORMERLY CONTINUUM GROUP C INC.)
                                                   (A Development Stage Company)

                             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

     Certain  information  and  footnote  disclosures  normally  included in the
     annual  financial   statements   prepared  in  accordance  with  accounting
     principles  generally  accepted in the United  States of America  have been condensed or omitted.  It is suggested  that these  condensed  consolidated financial  statements be read in conjunction with the financial  statements and notes  thereto as of December 31, 2003 and for each of the two years in the period  ended  December  31,  2002 and  December  31,  2001,  which are included in the  Company's  Registration  Statement  on Form 10-SB that was filed with the Securities and Exchange Commission.

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

     At September 30, 2004, the Company has net operating loss carry forwards of approximately $149,273,  which expire through 2024. Pursuant to Section 382 of the Internal  Revenue Code regarding  substantial  changes in ownership, utilization of these losses may be limited. Based on this and the fact that the Company has generated  operating losses through September 30, 2004, the deferred tax asset of approximately  $52,246 has been offset by a valuation allowance of $52,246.

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

                                                    PREMIER ALLIANCE GROUP, INC.
                                               (FORMERLY CONTINUUM GROUP C INC.)
                                                   (A Development Stage Company)

                             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

     including  "Financial  Accounting  Standards Board  Interpretation  No. 44,
     Accounting for Certain  Transactions  Involving  Stock  Compensation",  and
     interpretation of APB No. 25. As of September 30, 2004, the Company has not
     formed a Stock Option Plan and has not issued any options.

     LOSS PER  SHARE
     The Company  adopted the provisions of SFAS No. 128,  "Earnings per Share."
     SFAS No. 128 requires the  presentation  of basic and diluted  earnings per share  ("EPS").  Basic EPS is computed by dividing loss available to common stockholders by the  weighted-average  number of common shares  outstanding for the period.  Diluted EPS includes  the  potential  dilution  that could occur if options or other contracts to issue common stock were exercised or converted.  During the period January 5, 2000 (Inception) through September
     30, 2004 no options or other contracts to issue common stock were issued or entered  into.  Accordingly,  basic  and  diluted  earnings  per  share are identical.

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

NOTE 4 - Restatement

     In December 2000 the Company  approved the issuance of 2,300,000  shares of its common stock to 8 individuals  and/or entities in exchange for services rendered.  The  fair  value  of the  services  rendered  was  approximately
     $23,880.  The Company  recorded the issuance of 861,000 shares and recorded
     $8,610 as the value of the services rendered. The financial statements have been  restated to reflect the  additional  shares  issued of 1,526,870  and recording  of $15,270  in  additional  value of the  services  rendered  by increasing  common stock $1,527,  additional paid in capital  $13,743,  and accumulated deficit $15,270.

NOTE 5 - DEFINITIVE AGREEMENT AND PLAN OF REORGANIZATION

     SUBSEQUENT EVENTS

     On October 12, 2004, the Company  entered into a definitive  share exchange agreement with Premier Alliance Group,  Inc., a North Carolina  corporation
     ("Premier"),  and the shareholders of Premier.  On November 5, 2004, on the

                                                    PREMIER ALLIANCE GROUP, INC.
                                               (FORMERLY CONTINUUM GROUP C INC.)
                                                   (A Development Stage Company)

                             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

     closing of the share exchange contemplated by the share exchange agreement, the Company  issued  36,176,863  shares of its common  stock and  4,323,137 shares  of its  preferred  stock to the  shareholders  of Old  Premier,  in exchange for all of Old  Premier's  outstanding  shares of common stock and preferred stock. Upon completion of the share exchange,  Old Premier became a wholly-owned  subsidiary of the Company and the Company  changed its name from  Continuum  Group C, Inc. to Premier  Alliance  Group,  Inc.,  and the
     former Old Premier  shareholders  became the majority  shareholders  of the
     Company.

NOTE 6 - Common Stock

     On December 14, 2000, the Company issued  2,387,870  shares of common stock to 8  individuals.  On December 14, 2000 the  Company's  Board of Directors
     approved a  1-for-5.96  reverse  stock  split of the  Company's  issued and outstanding  common  stock.  On April 21, 2001,  the Company  issued 63,000 shares of common stock to its officers for services rendered. On August 27,
     2003 the Company issued  2,300,000  shares of common stock to 8 individuals and  entities  for  services  rendered.  Accordingly,  in the  accompanying financial  statements  all  common  share and per share  amounts  have been retroactively  restated to show the effect of the 1-for-5.96  reverse split on December 14, 2000. As of November 19, 2004,  the Company has  42,525,807
     shares of common stock issued and outstanding and 4,323,137 shares of Class
     A preferred stock issued and outstanding.

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

     PLAN OF OPERATION

     The  Company  intends  to seek to  acquire  assets  or  shares of an entity actively engaged in business that generates  revenues,  in exchange for its securities. See Note 5 to the condensed financial statements.

     GENERAL

     The Company was incorporated on January 5, 2000 under the laws of the State of Nevada pursuant to a Joint Plan of  Reorganization  (the "Plan") for the
     Continuum Group,  Inc. ("CGI") in Bankruptcy Case No.  95-B-44222  (Chapter
     11) in the U.S.  Bankruptcy  Court,  Southern  District  of New  York  (the
     "Bankruptcy Court"). The Bankruptcy Court entered an Order on September 15,
     1999  approving the Plan.  The Company,  along with three other  companies,
     Continuum Group A Inc.,  Continuum Group B Inc., and Continuum Group D Inc.
     (collectively,  the "Groups"), were specifically formed to affect the terms of the Plan.

     On December 14, 2000, the Company issued  2,387,870  shares of common stock to 8  individuals.  On December 14, 2000 the  Company's  Board of Directors
     approved a  1-for-5.96  reverse  stock  split of the  Company's  issued and outstanding  common  stock.  On April 21, 2001,  the Company  issued 63,000 shares of common stock to its officers for services rendered. On August 27,
     2003 the Company issued  2,300,000  shares of common stock to 8 individuals and  entities  for  services  rendered.  Accordingly,  in the  accompanying financial  statements  all  common  share and per share  amounts  have been retroactively  restated to show the effect of the 1-for-5.96  reverse split on December 14, 2000. As of November 19, 2004,  the Company has  42,525,807
     shares of common stock issued and outstanding and 4,323,137 shares of Class
     A preferred stock issued and outstanding.

                                       10

     As of  September  30,  2004,  the Company  had not engaged in any  business operations  other than  organizational  activities.  Since  inception,  the
     Company  has been in the  developmental  stage  and has had no  operations.
     Other than issuing shares to our stockholders,  the Company never commenced any  operational  activities.  As a result,  as of September 30, 2004,  the
     Company could be defined as a "shell" or "blank check" company,  whose sole purpose was to locate and consummate a merger or acquisition with a private entity.  The Company entered into a merger  agreement,  which is more fully described in Note 5 to the condensed financial statements.

     RESULTS OF OPERATIONS

     The  Company  has  not  had any  operating  income  from  January  5,  2000
     (inception)  through  September  30, 2004.  As of September  30, 2004,  the
     Company had an accumulated  deficit of $149,273,  comprised of costs mainly associated with administrative expenses.

     LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2004, the Company had experienced no significant change in liquidity,  capital resources or stockholders' equity. Since the Company currently has no operations other than to search for a suitable acquisition target, its sole expenses are administrative. As such, the Company does not intend to raise additional financing until an acquisition is consummated.

ITEM 3.  CONTROLS AND PROCEDURES

     (a) The Company  carried out an evaluation,  under the supervision and with the  participation of the Company's  management,  including Robert L. Frome
     (then-acting  Chief  Executive  Officer  and  then-acting  Chief  Financial
     Officer), of the effectiveness of the design and operation of the Company's
     "disclosure  controls and procedures",  as such term is defined in Exchange
     Act Rule 15d-15e, as of the end of the period covered by this report. Based upon that  evaluation,  Mr. Frome  concluded that the Company's  disclosure controls and procedures  were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed  by the Company in reports that it files or submits  under the
     Exchange Act is recorded,  processed,  summarized  and reported  within the time  periods  specified in SEC rules and forms.  The current  acting Chief
     Executive Officer and acting Chief Financial Officer of the Company is Mark
     S. Elliot.

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

                                       11

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

a.     Exhibits

       31.1   Certification  of Acting Chief Executive  Officer and Acting Chief
              Financial  Officer  pursuant to Section 302 of the  Sarbanes-Oxley
              Act of 2002.

       32.1   Certification  of the Acting  Chief  Executive  Officer and Acting
              Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                       12

                                   SIGNATURES

In accordance with the  requirements of the Exchange Act, the registrant  caused this  report to be  signed on its  behalf  by the  undersigned,  thereunto  duly authorized.

                                       PREMIER ALLIANCE GROUP, INC.
                                       (Registrant)

DATE:  November 19, 2004               By: /s/ Mark S. Elliott
                                          --------------------------------------
                                       Mark S. Elliott
                                       President (acting Chief Executive Officer
                                       and acting Chief Financial Officer)