Form 10KSB
period 2004-12-31
PREMIER ALLIANCE GROUP, INC.
filed 2005-03-31
CIK 1272550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004


                        COMMISSION FILE NUMBER: 000-50502

                          PREMIER ALLIANCE GROUP, INC.

              NEVADA                                    20-0443575
  (State of other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


                                4521 SHARON ROAD
                                    SUITE 300
                         CHARLOTTE, NORTH CAROLINA 28211
                    (Address of principal executive offices)

                                 (704) 521-8077
                           (Issuer's telephone number)


Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes | | No | |

Check of there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB | |

State issuer's revenues for its most recent fiscal year (ended December 31, 2004): $11,285,227

State the aggregate market value of voting stock held by non-affiliates: N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,811,093 shares of common stock were outstanding as of March 29, 2005.


                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement to be used in connection with the annual meeting of stockholders for the year 2005 will be incorporated by reference into Part III of this Form 10-KSB.

                          PREMIER ALLIANCE GROUP, INC.

             FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004



                                TABLE OF CONTENTS





             PART I
                                                                            Page
Item 1.      DESCRIPTION OF BUSINESS                                         3

Item 2.      DESCRIPTION OF PROPERTY                                         6

Item 3.      LEGAL PROCEEDINGS                                               6

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             6

             PART II

Item 5.      MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS           6
             AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       6

Item 7.      FINANCIAL STATEMENTS                                            11

Item 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                11
             ACCOUNTING AND FINANCIAL DISCLOSURE

Item 8A.     CONTROLS AND PROCEDURES                                         11

             PART III

Item 9       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              11

Item 10      EXECUTIVE COMPENSATION                                          11

Item 11      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND             11
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  12

Item 13      EXHIBITS, LIST AND REPORTS ON FORM 8-K                          12

Item 14      PRINCIPAL ACCOUNTANT FEES AND SERVICES                          13

SIGNATURES

FINANCIAL STATEMENTS                                                         F-1

EXHIBITS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS


                               GENERAL INFORMATION

CORPORATE INFORMATION

Premier Alliance Group, Inc. was incorporated on January 5, 2000, as Continuum Group C Inc. under the laws of the State of Nevada in accordance with a joint plan of reorganization for The Continuum Group, Inc. in bankruptcy case 95-B-44222 (Chapter 11) in the U.S. Bankruptcy Court, Southern District of New York. The bankruptcy court entered an order on September 15, 1999 approving this plan. We, along with three other companies, Continuum Group A Inc., Continuum Group B Inc. and Continuum Group D Inc., were specifically formed to effect the terms of the Plan.

Until November 5, 2004, we had no business and no revenues. On that date, we consummated the share exchange contemplated by the share exchange agreement dated as of October 12, 2004, between our company, Premier Alliance Group, Inc., a North Carolina corporation ("North Carolina Premier"), and the shareholders of North Carolina Premier.

As part of this transaction, we issued as of November 5, 2004, 36,176,863 shares of our common stock and 4,323,137 shares of our Class A convertible preferred stock to the shareholders of North Carolina Premier in exchange for all of North Carolina Premier's outstanding shares of common stock and preferred stock. As a result of this transaction, North Carolina Premier became our wholly owned subsidiary. The shares of common stock issued to the shareholders of North Carolina Premier constitute approximately 88% of our currently outstanding shares of common stock. The shares of our common stock and Class A preferred stock issued to the shareholders of North Carolina Premier represent approximately 90% of the voting power of our capital stock, on a fully diluted basis.

We entered into a merger agreement with North Carolina Premier, as a result of which North Carolina Premier was merged into Continuum immediately after the closing of the share exchange. In that merger, our name was changed from "Continuum Group C Inc." to our current name.

For accounting purposes, this transaction was accounted for as a reverse merger, since the shareholders of North Carolina Premier now own a majority of the issued and outstanding shares of our common stock and our current directors and executive officers were nominated by North Carolina Premier and were appointed effective the closing of the share exchange.

OVERVIEW

From 1995 until it merged with us, North Carolina Premier was a provider of information technology consulting services to businesses, primarily throughout the Southeast. The customer base includes businesses in the education, financial, healthcare, insurance, manufacturing, professional service, retail, textile, transportation, and utility industries, as well as governmental agencies. Upon consummation of our share exchange with the shareholders of North Carolina Premier, we acquired North Carolina Premier's business by acquiring North Carolina Premier itself; on merging North Carolina Premier into our company, we started conducting that business directly. Throughout the rest of "Description of Business," the words "us," "we," and "our" refer to North Carolina Premier with respect to the period prior to the share exchange and refer to our company with respect to the subsequent period.

Our business consists of providing information technology, or "IT," services to our clients. Our services typically encompass the IT business-solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining, the IT solution. A typical customer is an organization with complex information and data-processing requirements.

We promote our services through our two delivery channels, IT Services and IT Solutions divisions.

IT Services Division. This division provides staffing and consulting services across a broad range of skills and expertise. We recruit, retain, manage, and provide to our clients skilled business and technical expertise to help lead and train our customers or supplement their staffing requirements. In most cases we bill our clients on a time-and-materials basis. Because of the type of expertise involved and the complexity of the technology, customers seeking such services from us typically commit to long-term contracts. Our recruiting and sales organization work with customers to define their requirements and staff the work using our then-current employees or recruit additional personnel on either an employee or consultant basis. In order to meet rapid response time required in today's market, for each client project we enter on our automated web-enabled software platform information relating to customer requirements and information regarding our candidate pool and our manpower needs. Our typical customers are Fortune 500 companies (including Wachovia, Michelin, Duke Power, and Bank of America), and they seek our expertise in areas such as application design and programming, systems analysis, database administration, web development, network administration, and business analysis. Revenues from this division currently constitute 85% of our revenues, and we expect that to continue to be the case for the foreseeable future.

IT Solutions Division. This division handles advanced technologies and solutions and provides expertise in project management, architecture, and project methodology. Its focus is to service customers on a project or deliverable basis. The work can be performed at customer facilities or at our facilities. With this type of work the customer typically enters into a contract with us that provides for delivery of a given service or product at a stated time. Services provided by this group range from helping clients assess their business needs and identifying the right technology solution, to helping customers select and implement packaged software, to designing, constructing, and testing new systems and integrating them with the customer's existing technology.

Our focus has been to deliver quality services in a variety of ways that continue to respond to changes in the industry. This responsiveness has resulted in our being recognized as a provider of quality services (as evidenced by our being named a preferred vendor by a number of Fortune 500 companies). Being a company's preferred vendor means that we are one of a finite group of companies that are authorized to service a customer's technology needs. This gives us a tremendous advantage in terms of our ability to compete for that company's business, especially as industry consolidation continues, as it also greatly enhances our credibility with potential customers. If, as we expect, we continue to grow, that should make it easier for us to maintain our preferred-vendor status with existing customers and should increase our ability to be names as a preferred vendor for new customers.

Our clients include businesses in a wide variety of industries that use different types of hardware and software. This diversification has been key to
(1) limiting our exposure to volatility in our industry, (2) providing new opportunities for growth, and (3) assisting customers who need IT services to address new challenges.

RECRUITING

Our success depends on our ability to hire and retain qualified employees. Our recruiting team contacts prospective employment candidates by telephone, through postings on the internet, and by means of our internal recruiting software and databases. For internet postings, we maintain our own web page at www.premieralliance.com and use other internet job-posting bulletin board services. We use a computer application to track applicants' information and skills and match them with customer opportunities. We only hire candidates after they have gone through a rigorous qualification process involving multiple interviews and repeated screening.

COMPETITION

The market for IT services is highly competitive. It is also highly fragmented, with many providers and no single competitor maintaining clear market leadership. Our competition varies by location, type of service provided, and the customer to whom services are provided. Our competitors fall into four categories: large national or international vendors; hardware vendors and suppliers of packaged software systems; small local or regional firms specializing in specific programming services or applications; and internal IT staff at our customers and potential customers. We believe that to compete successfully, we must have an office in the relevant market, offer appropriate IT solutions, be able to staff our work with skilled professionals, and price our services competitively.


                                  RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations. If any of these risks or uncertainties actually occurs, the trading price of our common stock could decline and you could lose all or part of your investment.

THERE HAS BEEN A DECLINE IN THE DEMAND FOR TECHNOLOGY SERVICES.

The demand for technology services declined from 2001 through 2004, due to a recession in the technology industry. A continued decline in spending for IT services would adversely affect our operating results.

A DECLINE IN THE PRICE OF, OR DEMAND FOR, ANY OF OUR SERVICES, WOULD SERIOUSLY HARM OUR REVENUES AND OPERATING MARGINS.

Our IT consulting and solutions services accounted for substantially all of our revenues in 2004. We anticipate that revenues from our IT consulting and solution services will continue to constitute substantially all of our revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, IT consulting and solution services would seriously harm our business.

INTENSE COMPETITION IN OUR TARGET MARKET COULD IMPAIR OUR ABILITY TO GROW AND TO ACHIEVE PROFITABILITY.

The market for our products and services is intensely competitive, dynamic and subject to rapid technological change. We expect the intensity of the competition and the pace of change to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins, and loss of market share, any one of which could seriously harm our business.

Our competitors vary in size and in the scope and breadth of the products and services they offer. Our competitors include CTG, Compuware, Keane, Analyst International, The Judge Group, IBM, as well as other national firms and a number of smaller regional firms. Many of our competitors have longer operating histories, substantially greater financial, technical, marketing, or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.

Competition could seriously impede our ability to sell additional products and services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products and services obsolete, unmarketable, or less competitive. Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other providers, thereby enabling them to provide services that address the needs of our current and prospective customers. We may not be able to compete successfully against our current and future competitors, and competitive pressures that we encounter may seriously harm our business.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL QUALIFIED PERSONNEL, WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR BUSINESS AND ACHIEVE OUR OBJECTIVES.

Our future success and our ability to expand our operations will depend in large part on our ability to attract and retain additional qualified technical, sales, and marketing personnel. Competition for such employees is intense due to the limited number of qualified professionals and the high demand for them, particularly in the markets in which we operate and where our headquarters is located. We have in the past experienced difficulty in recruiting qualified personnel. Failure to attract, assimilate, and retain personnel, particularly technical, sales and marketing personnel, would have a material adverse effect on our business and potential growth

OUR LENGTHY SALES CYCLE COULD CAUSE DELAYS IN REVENUE GROWTH.

The period between our initial contact with a potential customer and that customer's purchase of our products and services is often long. A customer's decision to purchase our products and services involves a significant allocation of resources on our part, is influenced by a customer's budgetary cycles, and in many instances involves a preferred-vendor process. To successfully sell our products and services, generally we must educate our potential customers regarding the uses and benefits of our products and services, which can require significant time and resources. Many of our potential customers are large enterprises that generally take longer to designate preferred vendors; our typical sales cycle in connection with becoming a preferred vendor has been approximately six to 12 months. Delay or failure to complete sales in a particular quarter could reduce our revenues in that quarter, as well as subsequent quarters over which revenues for the sale would likely be recognized. If our sales cycle unexpectedly lengthens in general or for one or more large orders, it would adversely affect the timing of our revenues and our revenue growth. If we were to experience a delay of several weeks on a large order, it could harm our ability to meet our forecasts for a given quarter.

OUR REVENUES DEPEND ON A SMALL NUMBER OF LARGE SALES.

To date, we have received a significant portion of our revenues from large sales to a small number of customers. During 2004 and 2003, our seven largest customers, Wachovia, Ahold Information Services, United Guaranty, Mecklenburg County, Michelin North America, Duke Energy, and Bank of America, together comprised 88% of our total annual revenues. Our operating results may be harmed if we are not able to complete one or more substantial sales to any large customers or we are unable to collect accounts receivable from any of our large customers in any future period.

ANY DIFFICULTIES WE ENCOUNTER MANAGING OUR GROWTH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

If our business expands as we expect it to, we would need to hire a significant number of employees. This could place a significant strain on our managerial and financial resources. To manage the expected growth of our operations and personnel, we would need to do the following:

     o improve existing and implement new operational, financial, and management controls, reporting systems, and procedures

     o    enhanced our management information systems

     o    train, motivate, and manage our employees

We may not be able to install adequate management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures, and controls may not be adequate to support our future operations. If we were unable to manage growth effectively, our business would be seriously harmed.

OUR MARKET IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND, TO COMPETE, WE MUST CONTINUALLY ENHANCE OUR PRODUCTS AND SERVICES.

We must continue to enhance and improve the performance, functionality, and reliability of our products and services. The IT consulting industry is characterized by rapid technological change, including changes in user requirements and preferences, frequent introductions of new products and services embodying new technologies, and the emergence of new industry standards and practices that could render our products and services obsolete. Our success will depend, in part, on whether we are able to enhance our existing products and services, develop new products and services that address the increasingly sophisticated and varied needs of our customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. Developing our technology involves significant technical and business risks. We may fail to use new technologies effectively or to adapt our proprietary technologies to customer requirements or emerging industry standards, and that would have an adverse effect on our business.

IF WE PROVIDE PRODUCTS OR SERVICES CONTAINING ERRORS, OUR BUSINESS AND REPUTATION WOULD BE HARMED.

Products and services as complex as ours often contain unknown and undetected errors or performance problems. Many serious defects are frequently found during the period immediately following introduction. Although we attempt to resolve all errors that we believe would be considered serious by our customers, our products and services are not error-free. Any errors that remain could, if they are serious, result in lost revenues or delays in customer acceptance and would be detrimental to our business and reputation.

IF ANYONE CLAIMS THAT WE HAVE INFRINGED INTELLECTUAL PROPERTY RIGHTS, IT COULD RESULT IN COSTLY LITIGATION.

We may be subject to claims that our current or future products or services infringe the intellectual property rights of others. Any such claims, whether or not they have any merit, could result in costly litigation and consume significant amounts management time. As the number of product and services offerings in our market increases and functionalities increasingly overlap, companies such as ours may become increasingly subject to infringement claims. Such claims also might require us to enter into royalty or license agreements. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY, AND OUR COMPETITORS MAY BE ABLE TO OFFER SIMILAR PRODUCTS AND SERVICES.

Part of our success depends upon our proprietary technology. We rely primarily on trademark and trade secret laws, confidentiality procedures, and contractual provisions to establish and protect our proprietary rights. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees and consultants. Despite these precautions, others could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. We cannot assure you that our protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services, or design around any patents or other intellectual property rights we hold.

WE MAY NOT BE ABLE TO SECURE NECESSARY FUNDING IN THE FUTURE AND MAY BE FORCED TO CURTAIL OUR PLANNED GROWTH.

For our business to grow, we will require substantial working capital. We believe that our existing capital resources will be sufficient to meet our capital requirements for the next six months, but if our capital requirements increase materially from those currently planned, we may require additional financing sooner than anticipated. If we raise additional funds by issuing equity securities, the percentage of our company owned by our current shareholders would be reduced, and those equity securities may have rights that are senior to those of the holders of our currently outstanding securities. Additional financing may not be available when needed on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be forced to curtail our planned growth, and we may be unable to develop or enhance our products and services, take advantage of future opportunities, or respond to competitive pressures.

OUR EXECUTIVE OFFICERS AND DIRECTORS WILL BE ABLE TO EXERT CONTROL OVER US TO THE DETRIMENT OF MINORITY SHAREHOLDERS.

Our executive officers and directors collectively control the shareholder vote of our company. As a result, if they act together they will be able to control our management and affairs and all matters requiring shareholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing any change in control of our company and might affect the market price of our common stock.

NO MARKET CURRENTLY EXISTS FOR OUR SECURITIES AND WE CANNOT ASSURE YOU THAT SUCH A MARKET WILL EVER DEVELOP.

There is currently no trading market for our securities. Consequently, holders of shares of our common stock may not be able to liquidate their investment in our shares, and shares of our common stock will not be readily acceptable as collateral for loans. We have applied with the NASD to have shares of our common stock quoted on the NASD's Over-the-Counter Bulletin Board, but we cannot be sure that the NASD will approve our application. Furthermore, even if a trading market in our shares is established, it may not be sustained, and it may not be sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company.

IF OUR SHARES OF COMMON STOCK ARE ACTIVELY TRADED ON A PUBLIC MARKET, THEY WILL IN ALL LIKELIHOOD BE PENNY STOCKS.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. SEC regulations generally define a penny stock to be an equity security that has a market or exercise price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on Nasdaq and any equity security issued by an issuer that has net tangible assets of at least $2,000,000, if that issuer has been in continuous operation for three years. Unless an exception is available, the regulations require delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, details of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for securities that become subject to the penny stock rules. Since our securities are highly likely to be subject to the penny stock rules, should a public market ever develop, any market for our shares of common stock may be illiquid.

ITEM 2.  DESCRIPTION OF PROPERTY.

Our practice is to lease commercial office space for all of our offices. Our headquarters are located in a modern four-story building in Charlotte, North Carolina. We lease approximately 8000 square feet of space at that location, under a lease that will expire in July 2009.

Our other locations are leased facilities. Most of these facilities serve as sales and support offices and vary in size, generally from approximately 200 to 1500 square feet, depending on the number of people employed at that office. Our lease terms vary from periods of less than a year to three years and generally have flexible renewal options. We believe that our existing facilities are adequate to meet our current needs.

ITEM 3.  LEGAL PROCEEDINGS.

As of December 31, 2004, and as of the date of this filing, we are not a party to any pending or threatened legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On or about November 24, 2004, we mailed an information statement to our shareholders of record as of November 5, 2004, to inform them that holders of approximately 61% of the outstanding shares of our common stock and holders of approximately 58% of the outstanding shares of our Class A preferred stock had adopted, by written consent, resolutions authorizing us to effectuate a 7:1 reverse stock split of our outstanding shares of common stock and Class A convertible preferred stock. The consents that we received constituted the only shareholder approval required for the reverse stock split under the Nevada Revised Statutes and our articles of incorporation and bylaws. We effected the stock split on December 16, 2004.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is not listed for sale on any exchange or trading medium. We are seeking to have our common stock quoted on the NASD's OTC Bulletin Board. Until that happens, there will be no public market for our common stock.

As of March 31, 2005, there were 183 holders of record of our common stock, excluding beneficial holders whose stock is held in the name of broker-dealers or banks.

We have not paid any dividends on our common stock, and do not expect to do so in the near future. We do not currently have an equity compensation plan.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This annual report on Form 10-KSB and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27(a) of the Securities Act and section 21(e) of the Exchange Act. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. The forward-looking statements are subject to risks and uncertainties, including without limitation those described in "Risk Factors," that could cause actual results to differ materially from those set forth or implied by any forward-looking statements.

The following discussion should be read in conjunction with our financial statements and the related notes included in this Form 10-KSB.

RESULTS OF OPERATIONS

2004 AS COMPARED TO 2003

In 2004, we recorded revenue of $11.3 million, a decrease of 0.8% when compared to 2003 revenue of $11.4 million. We attribute this small decrease in revenue to an increase in discount amounts (volume discounts and vendor management system fees charged by customers). Vendor management system fees are expenses charged by customers for accessing the procurement or resource management software they use to assign and manage consultants. In 2004, at total of $447,000 of discounted amounts was charged against revenue as compared to $326,000 in 2003. The increase in 2004 was due to an increase in the number of customers qualifying for discounts as a result of (1) most customers continuing to move toward smaller primary vendor lists and (2) our conducting more work as a primary vendor at key customers, in effect increasing total volume discounts.

During 2004, we succeeded in securing new customers to partially offset reduced spending on technology by our current customer base. These new customers included Lending tree, Capital One, Circuit City, and Transamerica.

Cost of goods, defined as all costs for billable staff, were 75.0% of revenue in 2004 as compared to 75.1% of revenue in 2003. The slight decrease in cost of goods as a percentage of revenue in 2004 as compared to 2003 is a reflection of our success at keeping compensation and benefits in line with the industry average.

General and administrative (G&A) expenses represented 22.8% of revenue in 2004 as compared to 22.0% of revenue in 2003. This increase in G&A expense is mostly attributed to professional fees and expenses (legal, accounting, and consulting) incurred in 2004 in connection with North Carolina Premier's private placement of Class A preferred stock and the share exchange. We were able to decrease or hold flat other key G&A expense items, such as overhead wages, travel, client entertainment, staff development, and rent.

Operating income was 2.0% of revenue in 2004 as compared to 2.7% of revenue in 2003, reflecting the increase in G&A expenses.

Other income and expense, net, consisted of a loss of $15,528 in 2004 compared to a gain of $17,636 (.004%) in 2003. The loss in 2004 is attributable to our incurring a $75,000 expense for net liabilities assumed in the share exchange. This was largely offset by gains in marketable securities and appreciation in life insurance policies.

In 2004 we changed our tax accounting method. This accelerated taxes on deferred revenue of $300,000. As a result, the net loss for 2004 was $120,563, or ($.02) per diluted share, compared with net income of $324,233 in 2003, or $.06 per diluted share.

2003 AS COMPARED TO 2002

In 2003, Premier Alliance Group recorded revenue of $11.4 million, a decrease of 3.3% when compared to 2002 revenue of $11.7 million. This small decrease in revenue is primarily attributable to our losing a significant customer when they consolidated their primary vendor list. Our revenue has also been affected by an increase in discount amounts (volume discounts and VMS fees). In 2003, a total of $326,000 of discount amounts was charged against revenue, as opposed to $244,000 in 2002. The increase in 2003 was due to an increase in the number of customers qualifying for discounts and VMS fees as they move toward smaller primary vendor lists.

At the end of 2002, Bank of America removed us from their primary national vendor list in the course of reducing their primary vendor list down to four vendors. In January 2003 we closed our San Francisco office, which we had established to service the Bank of America's West Coast operations. In 2003 we were able to obtain additional business at other customers to offset the lost Bank of America business.

Cost of goods, defined as all costs for billable staff, equaled 75.1% of revenue in 2003 as compared to 82.0% of revenue in 2002. This decrease was due to our management's having adjusted compensation aggressively as the technology market continued in a recession at the end of 2002 and the outlook for 2003 showed a continued decline.

G&A expenses equaled 22.0% of revenue in 2003 as compared to 17.3% of revenue in 2002. This increase was mostly due to an increase in general business insurance costs (due to new insurance limits for errors-and-omissions insurance and general liability insurance in the technology sector), adjustments to align all overhead wages (our sales overhead wages were incorrectly categorized under "cost of goods" until 2003), and costs associated with supporting a new office established in July 2003 in Richmond, Virginia, to support our Wachovia business).

Operating income equaled 2.7% of revenue in 2003 as compared to 0.3% of revenue in 2002. Much of this increase was due to compensation and benefits adjustments aimed at keeping us in line with industry practices.

Other income and expense, net, consisted of a gain of $17,636 (.004% of revenue) in 2003 and a loss of $234,227 in 2002. The gain in 2003 is attributable to an increase in marketable securities. The loss in 2002 is primarily attributable to a loss on marketable securities and expenses associated with life insurance policies for key man insurance.

As a result net income for 2003 was $324,233, compared to a loss of $196,021 in 2002.

CRITICAL ACCOUNTING POLICIES

OTHER INCOME

The most significant changes in other income were in the following areas.

In 2001 North Carolina Premier purchased variable life insurance policies for its shareholders. The $155,700 of premiums paid in 2002 were expensed. In 2003 the policy began accumulating a cash surrender value. In 2003 the premiums were $186,840, the cash surrender value equaled $169,998, and expensed premiums equaled $16,842. In 2004 the premiums were $92,418, income of $49,853 was recorded as a result of the cash surrender value's exceeding premiums, and the cash surrender value equaled $312,269.

Net interest expense decreased $9,998 from $15,901 in 2003 to $5,903 in 2004.

Marketable securities are accounted for as trading securities and are stated at market value with unrealized gains and losses accounted for in current income from operations. In 2004 marketable securities increased to $23,288, as compared to $49,103 in 2003. In 2003 marketable securities increased to $49,103, as compared to a loss of $55,063 in 2002.

INCOME TAXES

Upon issuing shares of Class A preferred stock in a private placement that closed on June 7, 2004, North Carolina Premier changed its tax filing status from S corporation to C corporation. This shifted the burden of income tax liability from the shareholders to the corporation, which was thereafter required to pay income taxes. On January 1, 2004, North Carolina Premier changed its method of accounting for tax purposes from the cash basis method of accounting to accrual basis method of accounting. As a result of this change, North Carolina Premier was required to recognize deferred income and expense. On June 7, 2004, all current income tax and deferred tax liabilities were recognized by North Carolina Premier and amounted to approximately $114, 000 and $180,000, respectively. By the end of 2004, current income tax expense and deferred income tax expense were $149,970 and $171,000, respectively. North Carolina Premier's effective tax rate at the end of 2004 was 160%.

Prior to 2004, North Carolina Premier's shareholders had elected for the corporation to be taxed under Subchapter S of the Internal Revenue Code. Under this provision, shareholders are taxed on their proportionate share of the corporation's taxable income. As a Subchapter S corporation, North Carolina Premier bore no liability or expense for the income taxes and none is reflected in these financial statements for 2003. Similar provisions apply for state income taxes.

PROPERTY AND EQUIPMENT

Furniture, fixtures, and equipment are stated at cost. We provide for depreciation on a straight-line basis over estimated useful life of five years (for computer equipment) and seven years (for furniture and fixtures).

BUSINESS COMBINATIONS AND GOODWILL

Purchased goodwill in the amount of $2,718,385 was being amortized over 15 years until December 31, 2001. Accumulated amortization at December 31, 2001 was $487,101. North Carolina Premier adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires that all goodwill and indefinite life intangibles no longer be amortized. Goodwill must be evaluated for impairment on an annual basis. In accordance with SFAS No. 142, an annual impairment test is performed under which the estimated fair value of goodwill is compared with its carrying value. We have completed our annual impairment evaluation for the year ended December 31, 2004, and have concluded that there is no goodwill impairment loss to be recognized. As of December 31, 2004 and December 31, 2003, we had goodwill of $2,231,284.

In September 2004, North Carolina Premier invested in Critical Analytics Inc, a company that is developing a unique trading platform for analysts, traders, and investors. The venture combines our software development and support strengths with the architectural and industry specific business knowledge of Critical Analytics. We own 350,000 shares of stock representing approximately a 33% ownership interest in Critical Analytics. We use the equity method for recording earnings and losses. We recorded a loss on this investment of $9,696 for 2004.

We own one unit of ownership (representing 3% of the entire ownership interest) in Sharon Road Properties LLC, the entity that owns the property where our offices are located. We purchased that unit for $100,000. We recognize income as we receive distributions.

EXECUTIVE COMPENSATION AGREEMENTS

We have executive compensation agreements with key executives. We own three separate life insurance policies (Flexible Premium Multifunded Life) , each with a face amount of $3,000,000. We pay all scheduled monthly premiums and retain all interests in each policy. If an insured employee were to die, we would pay the employee's designated beneficiary an annual survivor's benefit of $300,000 per year for 10 consecutive years after the employee's death.

EMPLOYEE BENEFIT PLAN

We have a 401(k) plan that covers substantially all employees. Plan participants can make voluntary contributions of up to 15% of compensation, subject to certain limitations, and we match a portion of employee contributions. Total contributions to the plan for the years ended December 31, 2004 and 2003 were approximately $20,132.31 and $9,302, respectively.

FINANCIAL CONDITION AND LIQUIDITY

As of December 31, 2004, we had cash and cash equivalents of $237,000, representing an increase of $227,000 from the prior year. Net working capital at December 31, 2004, was $1,530,000, representing an increase of $50,000. We had no long term debt. Shareholders' equity as of December 31, 2004, was $3,080,000, which represented 69% of total assets.

During the year ended December 31, 2004, the net cash used by operating activities was $391,000 and was primarily attributable to increases in accounts receivable of $243,000, the $143,000 cash surrender value of our employee life insurance policies, and marketable securities of $34,000, offset by changes in prepaid expenses, accounts payable, and excess outstanding checks over bank balances.

Cash flows from investing activities used $265,000, primarily due to our $250,000 investment in Critical Analytics and $15,000 of property and equipment purchases.

Financing activities provided $883,000 of cash in 2004. Of that increase, $576,000 was due to North Carolina Premier's issuing shares of Class A preferred stock in a private placement and $562,000 was due to borrowings on our revolving line of credit. We borrow or repay this revolving debt as needed based upon our working capital obligation. We distributed $255,000 to North Carolina Premier's shareholders to allow them to pay taxes on earnings.



We believe that internally generated funds, current cash on hand, and available borrowings under our revolving credit line will be adequate to meet foreseeable liquidity needs.

OUTLOOK

Our priority is to broaden the range of services we offer and build a more geographically diverse client base. We believe that achieving this goal will require a combination of merger activity and organic growth. This will in part depend on continued improvement in the U.S. jobs market.

CONTRACTUAL OBLIGATIONS

As of December 31, 2004, our contractual obligations consisted of the following lease obligations:

         2005     $131,105

         2006     $191,980

         2007     $197,264

         2008     $186,829

         2009     $110,866

These leases cover office premises and leased vehicles.

We have a loan agreement for a line of credit with a financial institution that provides us with a maximum credit line of $1,500,000. The line of credit is due on demand. We may only borrow up to 75% of accounts receivable aged at 90 days or less plus $600,000 in aggregate guarantees provided by our five largest shareholders. Borrowings under the agreement bear interest at the LIBOR rate plus 3%, payable monthly. In addition, the loan is collateralized by substantially all our assets. Outstanding borrowings under the loan agreement were $562,708 and $0 at December 31, 2004 and 2003, respectively.

OFF-BALANCE-SHEET ARRANGEMENTS

As of December 31, 2004, and during the prior year then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

PREFERRED STOCK

On June 7, 2004, North Carolina Premier issued 597,500 shares of Class A preferred stock in a private placement. The holders of shares of preferred stock were entitled to receive an 8% annual dividend until the earlier of (1) the third anniversary of the date of issuance or (2) automatic conversion of shares of Class A preferred stock into shares of common stock. No such dividend has yet been declared. Attached with each preferred share was a warrant entitling the holder to purchase one share of common stock at an exercise price of $ 2.00. The warrants were immediately exercisable and had a term of three years.

On consummation of the share exchange, holders of these shares of preferred stock were issued in exchange shares of our Class A preferred stock having substantially identical terms, as well as warrants with substantially identical terms, except that the exercise price of the warrants was adjusted to $1.96.

MATERIAL CONSULTING AGREEMENTS

In October 2003, we engaged Cyndel & Co., Inc. as consultants and financial advisors to furnish advice with respect to operations, financing, and potential business combinations. We pay Cyndel consulting fees of $5,000 per month.

Either party may terminate the consulting agreement at any time with 30 days' prior written notice; we currently have no plans to terminate the consulting agreement. In November 2004, we granted Patrick M. Kolenik and Steven J. Bayern, the principals of Cyndel, jointly an option to purchase a number of shares of our common stock equal to 4.5% of the number of shares of our common stock outstanding on the 90th day following commencement of trading of shares of our common stock (the "Option Price Date") at an exercise price equal to the average market price of a share of our common stock during the ten trading days immediately preceding the Option Price Date. This option may be exercise in whole or part at any time during the two years following the Option Price Date.

In addition, we are required to pay Cyndel & Co., Inc. a fee of $47,800 in connection with North Carolina Premier's June 2004 private placement of 597,500 shares of Class A preferred shares for an aggregate subscription price of $597,500. This fee is payable in 12 monthly installments, the last installment being due in May 2005.

ITEM 7.  FINANCIAL STATEMENTS

Our financial statements, including notes and the report of our independent accountants, can be found at page F-1 of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Based on his evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2004, our chief executive officer has concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports.

Subsequent to the date of his evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 9 is incorporated by reference to our definitive proxy statement relating to our 2005 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference to our definitive proxy statement relating to our 2005 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 11 is incorporated by reference to our definitive proxy statement relating to our 2005 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is incorporated by reference to our definitive proxy statement relating to our 2005 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as a part of, or incorporated by reference into, this report.

No.      Description

3.1 Articles of incorporation (incorporated by reference to exhibit 3.1 to Form 10-SB of the registrant filed with the Commission on December 12,
         2003).

3.2 Certificate of designations, powers, preferences and other rights and qualifications of the Class A convertible preferred stock (incorporated by reference to exhibit 3.1 to current report on Form 8-K of the registrant filed with the Commission on November 19, 2004).

3.2 Bylaws (incorporated by reference to exhibit 3.2 to Form 10-SB of the registrant filed with the Commission on December 12, 2003).

10.1 Share exchange agreement dated as of October 12, 2004, between the registrant, Premier Alliance Group, Inc., and the individual shareholders of Premier Alliance Group, Inc. (incorporated by reference to exhibit 10.1 to current report on Form 8-K of the registrant filed with the Commission on October 18, 2004)

10.2 Merger agreement dated as of October 29, 2004, between the registrant and Premier Alliance Group, Inc. (incorporated by reference to exhibit
         10.1 to current report on Form 8-K of the registrant filed with the Commission on November 12, 2004).

10.3 Form of warrant issued to holders of shares of Class A convertible preferred stock (filed herewith).

14.1     Code of ethics (filed herewith)

31.1 Certification of the chief executive officer under 18 U.S.C. section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 Certification of the chief executive officer under 18 U.S.C. section 1350, as adopted in accordance with section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)      Reports on Form 8-K

The registrant filed a current report on Form 8-K on October 18, 2004, announcing entry into the share exchange agreement between the registrant, Premier Alliance Group, Inc., and the individual shareholders of Premier Alliance Group, Inc.

The registrant filed a current report on Form 8-K on November 12, 2004, announcing consummation of the share exchange agreement between the registrant, Premier Alliance Group, Inc., and the individual shareholders of Premier Alliance Group, Inc., merger of Premier Alliance Group, Inc. into the registrant, and related matters.

The registrant filed a current report on Form 8-K on November 19, 2004, announcing the filing of the certificate of designations, powers, preferences and other rights and qualifications of the registrant's Class A convertible preferred stock.

The registrant filed a current report on Form 8-K on December 7, 2004, announcing changes in the registrant's certifying accountant.

The registrant filed an amended current report on Form 8-K on December 23, 2004, announcing changes in the registrant's certifying accountant.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement relating to our 2005 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.


                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PREMIER ALLIANCE GROUP, INC.


Date:    March 31, 2005                 By:   /s/ Mark S. Elliott
                                              Mark S. Elliott, President


In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Date:    March 31, 2005                 By:   /s/ Mark S. Elliott
                                              -------------------------------
                                              Mark S. Elliott, President


Date:    March 31, 2005                 By:   /s/ Kevin J. Hasenfus
                                              -------------------------------
                                              Kevin J. Hasenfus, Director


Date:    March 31, 2005                 By:   /s/ Robert N. Yearwood
                                              -------------------------------
                                              Robert N. Yearwood, Director

                          PREMIER ALLIANCE GROUP, INC.
                          INDEX TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                         Pages
                                                                         -----
INDEPENDENT AUDITORS' REPORT                                              F2

FINANCIAL STATEMENTS:

   Balance Sheet                                                        F3-4

   Statements of Operations                                               F5

   Statements of Stockholders' Equity                                     F6

   Statements of Cash Flows                                             F7-8

   Notes to Financial Statements                                       F9-19


                                      (F1)

                                                Scharf Pera & Co., PLLC
                                                Certified Public Accountants
                                                4600 Park Road
                                                Suite 112
                                                Charlotte, North Carolina 28209
                                                704-372-1167
                                                Fax: 704-377-3259



Board of Directors
Premier Alliance Group, Inc.
Charlotte, North Carolina


                          INDEPENDENT AUDITORS' REPORT


     We have audited the accompanying balance sheet of Premier Alliance Group, Inc. as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


     We conducted our audit in accordance with the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Alliance Group, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                  Scharf Pera & Co., PLLC


February 24, 2005
Charlotte, North Carolina


                                      (F2)

                          PREMIER ALLIANCE GROUP, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2004


                ASSETS

CURRENT ASSETS:
  Cash                                             $   237,019
  Accounts receivable                                1,112,489
  Marketable securities                                154,630
  Prepaid expenses                                      25,341
                                                   -----------


    Total current assets                                            1,529,479




PROPERTY AND EQUIPMENT - at cost less
  Accumulated depreciation                                             36,127


OTHER ASSETS:
  Goodwill                                           2,231,284
  Investment in equity-method investee                 240,304
  Investment in cost-method investee                   100,000
  Cash surrender value of officers' life insurance     312,269
  Deposits and other assets                              6,016
                                                   -----------

                                                                    2,889,873
                                                                  -----------



                                                                  $ 4,455,479
                                                                  -----------




                        SEE NOTES TO FINANCIAL STATEMENTS
                                      (F3)

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                    $   562,078
  Accounts payable                                    256,063
  Accrued expenses                                    363,104
  Income taxes payable                                 22,418
  Deferred income taxes                                83,000
                                                  -----------
    Total current liabilities                                      1,286,663

DEFERRED INCOME TAXES                                                 89,000

COMMITMENTS AND CONTINGENCIES                                            -


STOCKHOLDERS' EQUITY:
  Class A convertible preferred stock, $.001
    par value 5,000,000 shares authorized,
    617,591 shares issued and outstanding                 618
  Common stock, $.001 par value, 45,000,000
    shares authorized, 5,811,065 shares
    issued and outstanding                              5,811
  Additional paid-in capital                        3,300,639
  Accumulated deficit                                (227,252)
                                                  -----------


                                                                   3,079,816
                                                                  -----------


                                                                 $ 4,455,479
                                                                 -----------




                        See Notes To Financial Statements
                                      (F4)

                          PREMIER ALLIANCE GROUP, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



                                                      2004           2003
                                                  -----------    -----------

NET REVENUE                                       $11,285,227    $11,375,379
                                                  -----------    -----------

OPERATING EXPENSES:
  Cost of revenues                                  8,465,727      8,546,349
  Selling, general and administrative               2,576,984      2,501,509
  Depreciation                                         17,625         20,924
                                                  -----------    -----------

   Total operating expenses                        11,060,336     11,068,782
                                                  -----------    -----------


INCOME FROM OPERATIONS                                224,891        306,597
                                                  -----------    -----------

OTHER INCOME (EXPENSE):
  Net liabilities assumed in acquisition              (75,000)           -
  Interest (expense) income, net                       (5,903)       (15,901)
  Gain (loss) on marketable securities                 23,288         49,103
  Officers' life insurance income (expense)            49,853        (16,842)
  Equity in net loss of equity-method investee         (9,696)           -
  Other income                                          2,200          1,276
                                                  -----------    -----------

   Total other income (expense)                       (15,258)        17,636
                                                  -----------    -----------

NET INCOME (LOSS) BEFORE INCOME TAXES                 209,633        324,233

INCOME TAX EXPENSE                                   (330,197)           -

NET INCOME (LOSS)                                 $  (120,564)   $   324,233
                                                  ===========    ===========

Net income (loss) per share, basic and diluted    $     (0.02)   $      0.06
                                                  ===========    ===========
Weighted average number of shares,
  basic and diluted                                 5,266,845      5,168,126
                                                  ===========    ===========



                        SEE NOTES TO FINANCIAL STATEMENTS
                                      (F5)

                          PREMIER ALLIANCE GROUP, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                       Class A                                                Retained
                                   Preferred Stock          Common Stock         Additional   Earnings        Total
                                  -----------------      -------------------      Paid-In   (Accumulated   Stockholders
                                  Shares     Amount      Shares       Amount      Capital      Deficit)       Equity
                                  ------     ------      -------      ------     ---------   -----------    -----------
                                    (All share information reflects post-split amounts)

BALANCES AT DECEMBER 31, 2002        -    $     -       5,168,126   $   5,168  $ 1,668,019  $   952,815  $  2,626,002

Net Income                           -          -             -           -            -        324,233       324,233
S Corporation distributions          -          -             -           -            -        (71,000)      (71,000)
                               ---------  ---------     ---------   --------- ------------ ------------  ------------

BALANCES AT DECEMBER 31, 2003        -          -       5,168,126       5,168    1,668,019    1,206,048     2,879,235
                               ---------  ---------     ---------   --------- ------------ ------------  ------------

Net loss                             -          -             -           -            -       (120,564)     (120,564)
S Corporation distributions          -          -             -           -            -       (255,063)     (255,063)
Deemed distribution and
  contribution to capital in
  conversion of S corporation
  to C Corporation                   -          -             -           -      1,057,673   (1,057,673)          -
Issuance of Class A preferred
  stock                          617,598        618           -           -        575,590          -         576,208
Common stock held by
  Continuum Group C Inc.
  Stockholders                       -          -         642,939         643         (643)         -             -
                               ---------  ---------     ---------   --------- ------------ ------------  ------------

BALANCE AT DECEMBER 31, 2004     617,598  $     618     5,811,065   $   5,811  $ 3,300,639  $  (227,252) $  3,079,816
                               =========  =========     =========   =========  ===========  ===========  ============


                        SEE NOTES TO FINANCIAL STATEMENTS
                                      (F6)

                          PREMIER ALLIANCE GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                         2004           2003
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $  (120,564)   $   324,233
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation                                        17,625         20,924
      Loss on disposal of asset                              -              327
      Increase cash surrender value of
        officers' life insurance                        (142,271)      (169,988)
      Deferred income taxes                              172,000            -
  Equity in loss of equity-method investee                 9,696            -
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable         (243,147)       119,169
      Increase in marketable securities                  (33,910)       (44,859)
      Decrease in prepaid expenses                       455,379          3,991
      Decrease in deposits and other assets               17,434          2,721
      Increase (decrease) in accounts payable            256,063        (13,440)
      (Decrease) increase in excess of outstanding
        checks over bank balances                       (797,632)         8,355
      Decrease in accrued expenses                        (4,172)       (90,823)
      Increase in income taxes payable                    22,418            -
                                                     -----------    -----------
    Net cash (used) provided by operating
      activities                                        (391,081)       160,610
                                                     -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                    (15,269)       (16,823)
  Investment in equity-method investee                  (250,000)           100
                                                     -----------    -----------
    Net cash (used in) investing activities             (265,269)       (16,723)
                                                     -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  S Corporation distributions                           (255,063)       (71,000)
  Proceeds from line of credit                           562,078        (72,839)
  Proceeds from preferred stock issuance                 576,208            -
                                                     -----------    -----------
    Net cash provided by (used in)
      financing activities                               883,223       (143,839)
                                                     -----------    -----------


NET INCREASE IN CASH                                     226,873             48


CASH - beginning of year                                  10,146         10,098
                                                     -----------    -----------


CASH - end of year                                   $   237,019    $    10,146
                                                     ===========    ===========


                        SEE NOTES TO FINANCIAL STATEMENTS
                                      (F7)

                          PREMIER ALLIANCE GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                                       2004           2003
                                                   -----------    -----------

    Cash payments for:
      Interest                                     $    15,102    $    17,249
      Income taxes                                     135,779            -



    Cash received for:
      Interest                                     $     9,199    $     1,348


    Net liabilities assumed in acquisition
      of Continuum Group C Inc.                    $    75,000    $       -



                        SEE NOTES TO FINANCIAL STATEMENTS
                                      (F8)

                          PREMIER ALLIANCE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




NOTE 1 - ORGANIZATION AND BUSINESS:


     Premier Alliance Group, Inc. ("Old Premier") was organized under the laws of North Carolina in June, 1995. Old Premier provided information technology solution and consulting services to customers operating in a variety of industries throughout the United States.

     On November 5, 2004, Old Premier and its shareholders consummated a share exchange agreement with the Company. The Company was an inactive public company that was organized in Nevada in January, 2000. Pursuant to the exchange agreement, shareholders of Old Premier were issued 36,176,863 shares of common stock and 4,323,157 shares of Class A convertible preferred stock in exchange for all of their outstanding common stock and preferred stock in Old Premier. As a result of the share exchange agreement, the shareholders of Old Premier acquired a majority of the issued and outstanding common and preferred stock of the merged company. For accounting purposes, the transaction was accounted for as a reverse merger. Old Premier was merged into the Company and immediately after the merger the Company was renamed Premier Alliance Group, Inc. The Company accounted for the share exchange using the purchase method of accounting as prescribed by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations". The Company did not record any amount for goodwill on the share exchange; the Company did record $75,000 of expense representing the amount that the Company's liabilities exceeded assets on November 5, 2004. The historical financial statements prior to November 5, 2004 are those of Old Premier.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


     CASH AND CASH EQUIVALENTS:


         The Company considers all highly liquid investments having an original maturity of three months or less to be cash equivalents. Amounts invested may exceed federally insured limits at any given time.


     ACCOUNTS RECEIVABLE:


         The Company considers accounts receivable to be fully collectible. If amounts become uncollectible, they are charged to operations when that determination is made.





                                      (F9)

     MARKETABLE SECURITIES:


         Marketable equity securities are accounted for as trading securities and are stated at market value with unrealized gains and losses accounted for in current income from operations.


     PROPERTY AND EQUIPMENT:


         Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from five to seven years. Maintenance and repair costs are expensed as incurred. Gains or losses on dispositions are reflected in income.


     GOODWILL AND INTANGIBLE ASSETS:


         Purchased goodwill in the amount of $2,718,385 was being amortized over 15 years until December 31, 2001. Accumulated amortization at December 31, 2001 was $487,101. Effective January 1, 2003, the Company ceased amortization of goodwill in accordance with FASB SFAS No. 142, "Goodwill and Other Intangible Assets". The Company assesses goodwill for impairment annually.


     REVENUE RECOGNITION:


         The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of any agreement exists, services have been rendered, and collectibility is reasonably assured.


     INCOME TAXES:


         On June 6, 2004, effective with the issuance of preferred stock, the Company was required by income tax regulations to change from an S Corporation to a C Corporation. Prior to June 6, 2004, as an S Corporation, the Company had no liability or expense for income taxes and none were reflected in the financial statements for 2003 and for 2004 prior to June 6. Effective with the conversion to a C Corporation, the Company accounts for income taxes under FASB SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. (See Note 9)





                                     (F10)

     USE OF ACCOUNTING ESTIMATES:


         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures. Accordingly, the actual amounts could differ from those estimates. Any adjustments applied to estimated amounts are recognized in the year in which such adjustments are determined.


     FAIR VALUE OF FINANCIAL INSTRUMENTS:


         The Company's financial instruments include cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and credit facilities.


         The Company did not have any outstanding financial derivative instruments.


     RECENT PRONOUNCEMENTS:


         In December, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

         In April, 2004, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which is effective for contracts entered into or modified after June 30, 2004 and for hedging relationships designated after June 30, 2004. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.



                                     (F11)

         In May, 2004, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which is effective for financial instruments entered into or modified after May 31, 2004, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2004. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position, certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

         In January, 2004, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities"("FIN 46"). FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2004. It applies in the first fiscal year or interim period beginning after June 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2004. The adoption of FIN 46 did not have a material impact on the Company's financial statements.


NOTE 3 - PROPERTY AND EQUIPMENT:


     The principal categories and estimated useful lives of property and equipment are as follows:

                                                          Estimated
                                                         Useful Lives
                                                         ------------
     Office equipment                  $   288,379         5 years
     Furniture and fixtures                 62,315         7 years
                                       -----------
                                           350,694
     Less: accumulated depreciation        314,567
                                       -----------
                                       $    36,127
                                       ===========




                                     (F12)

NOTE 4 - MARKETABLE SECURITIES CLASSIFIED AS TRADING SECURITIES:


     Under SFAS 115, securities that are bought and held principally for the purpose of selling them in the near term (thus held only for a short time) are classified as trading securities. Trading generally reflects active and frequent buying and selling, and trading securities are generally used with the objective of generating profits on short-term differences in price. The change in the net unrealized holding gain or loss for the year ended December 31, 2004, which is included in income from operations, is as follows:



NOTE 4 - MARKETABLE SECURITIES CLASSIFIED AS TRADING SECURITIES (CONTINUED):

                                               Fair Market
                                   Cost           Value         Holding Gain
                               -----------    -------------    --------------

Equity Investments             $   139,776    $    154,630    $        14,854


NOTE 5 - INVESTMENT IN EQUITY-METHOD INVESTEE:


     In 2004, the Company invested $250,000 for 33 percent ownership of Critical Analytics, Inc. Critical Analytics, Inc. is in the business of software development and consulting services. The Company accounts for this investment using the equity method. The Company records its proportionate share of income or loss from Critical Analytics, Inc.'s results of operations; correspondingly, the carrying amount of the investment is increased by equity in earnings and reduced by equity in losses. During 2004, the Company recorded a loss of $9,696 as its equity in Critical Analytics, Inc. Summarized financial information of Critical Analytics, Inc. at December 31, 2004 is as follows:

          Assets:
            Current assets                       $   251,602
            Property and equipment - net               5,964
                                                 -----------

                                                 $   257,566
                                                 -----------

          Liabilities and stockholders equity:
            Current liabilities                  $    36,210
            Stockholders' equity                     221,356
                                                 -----------

                                                 $   257,566
                                                 ===========

            Gross revenue                        $       -
            Operating expenses                       (29,099)
                                                 -----------
            Net loss from inception (June 2004)
              to December 31, 2004               $   (29,099)
                                                 ===========



                                     (F13)

NOTE 6 - INVESTMENT IN LIMITED LIABILITY COMPANY:


     The Company has an investment in a limited liability company, which owns approximately 33 percent of the office building that the Company leases office space from in Charlotte, North Carolina. The Company's investment represents an approximate 3 percent share of ownership in the limited liability company. Because the limited liability company interest does not have a readily determinable fair value, the Company accounts for its investment using the cost method. Accordingly, the carrying value of $100,000 is equal to the capital contribution the Company has made. Income is recognized when capital distributions are received by the Company. Capital distributions of $4,200 and $3,000 were received and recognized as income for the years ended December 31, 2004 and 2003, respectively.


NOTE 7 - NOTES PAYABLE:


     The Company has entered into a loan agreement for a line of credit with a financial institution, providing the Company with a maximum credit line of $1,500,000. The line of credit is due on demand. The Company may only borrow up to 75 percent of accounts receivable aged at 90 days or less plus $600,000 in aggregate guarantees provided by certain stockholders of the Company. Borrowings under the agreement bear interest at the LIBOR rate plus 3 percent (5.4 percent at December 31, 2004), payable monthly. In addition, the loan is collateralized by substantially all assets of the Company. Outstanding borrowings under the loan agreement were $562,078 at December 31, 2004.



NOTE 8 - STOCKHOLDERS' EQUITY:


     COMMON STOCK:


         On November 5, 2004, the Company issued 36,176,863 shares to the stockholders of Old Premier in exchange for all the outstanding common stock of Old Premier. The total number of shares outstanding post-merger was 40,676,863 including, 4,500,000 shares held by the former stockholders of Continuum Group C, Inc. On December 16, 2004 the Company effected a 7:1 reverse split of its outstanding common stock resulting in 5,811,065 common shares outstanding. All share and per share amounts in the financial statements are restated retroactively for the split.




                                     (F14)

     CLASS A CONVERTIBLE PREFERRED STOCK:


         On November 5, 2004 the Company issued 4,323,137 Class A Preferred shares to the stockholders of Old Premier in exchange for all the outstanding preferred stock of Old Premier. Old Premier had issued preferred stock on June 6, 2004 for $576,208, net of issue costs. On December 16, 2004 the Company effected a 7:1 reverse split of its outstanding preferred shares resulting in 617,598 preferred shares outstanding. All share amounts in the financial statements are restated retroactively for the split.


         The Class A Preferred Stock accrues 8 percent per annum dividends on a stated "dividend value". "Dividend value" is the amount equal to $0.98 per share for each share of Class A Preferred Stock outstanding. The dividends began accruing June 1, 2004, and are cumulative. Dividends are payable annually in arrears. The Company has not declared any dividends at December 31. At December 31, 2004 $28,256 of dividends have accrued on these shares, however, are unrecorded on the Company's books until declared.


         The Class A Preferred Stock is convertible, at the holder's option, into common stock on a one to one basis at any time. The Class A Preferred Stock will automatically convert into common shares on the first day the Company's common stock price exceeds $2.03 per share. No Class A Preferred Stock has been converted at December 31, 2004.


         In the event of voluntary or involuntary liquidation, the Class A Preferred Shareholders are entitled to receive any accrued but unpaid dividends prior to any distributions to common shareholders. After the distribution of unpaid dividends, the Class A Preferred Shareholders are entitled to receive on a per share basis equal to the amount they would have received had all Class A Preferred Stock been converted into common shares prior to such liquidation.


     WARRANTS:


         A common stock purchase warrant was issued to holders of Class A Preferred Stock on a one to one basis. The warrants have an exercise price of $2.00 per common share and expire June 1, 2007. No warrants have been exercised at December 31, 2004.


                                     (F15)

     STOCK OPTIONS:


         The Company in 2004 issued options to a consultant to the Company. The options are for the number of shares equal to 4.5 percent (261,494 at December 31, 2004) of outstanding common shares on the "option price date" at an exercise price equal to the average market price of the Company's common stock during the 10 trading days immediately prior to the "option price date". The "option price date" is defined as the 90th day after the commencement of the trading of shares of the Company's common stock. The options expire two years following the "option price date". There was no material value placed on the grant of the options by the Company or the consultant on the date of the option grant.


     ADDITIONAL PAID-IN CAPITAL:


         The Company had $1,057,673 of undistributed earnings (retained earnings) at the date of its conversion from an S Corporation to a C Corporation. In accordance with SEC Staff Accounting Bulletin Topic 4B, the Company treated this amount as a constructive distribution to the owners followed by a contribution to the capital of the corporation by the owners.



NOTE 9 - INCOME TAXES:


     Significant components of the income tax provision for the year ended December 31, 2004 are as follows:

                    Current provision:
                           Federal                  $   129,884
                           State                         28,313
                    Deferred provision:
                           Federal                      141,000
                           State                         31,000
                                                    -----------
                                                    $   330,197
                                                    ===========




                                     (F16)

     A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate on income before income taxes for the year ended December 31, 2004 follows:


                    Federal statutory rate                    34%
                    State income taxes, net
                      of federal income tax
                      benefit                                4.5
                    Income tax effect attributable
                      to portion of year the
                      Company was recognized
                      as an S Corporation
                      for federal income tax
                      purposes                             (17.3)
                    Income tax effect of
                      conversion from an S
                      Corporation to a C
                      Corporation and conversion
                      from cash basis to accrual
                      basis for income taxes               122.4
                    Permanent difference                    13.9
                                                           -----
                                                           157.5%
                                                           =====


     The Company provides for income taxes using the liability method in accordance with FASB SFAS No. 109 "Accounting for Income Taxes". Deferred income taxes arise from the differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at December 31, 2004:

                   Deferred income tax assets:
                      Accrued compensation          $    21,000
                      Intangible assets                  21,000
                                                    ------------
                                                         42,000

                  Less: Valuation allowance                  -
                  Net deferred income tax
                      assets                        $     42,000
                                                    ============

                  Deferred income tax
                    liabilities:
                      Property and equipment        $    (13,000)
                      Income tax effect of
                        conversion from an S
                        Corporation to a C
                        Corporation and conversion
                        from cash basis to accrual
                        basis for income taxes          (201,000)
                                                    ------------
                  Total deferred tax liabilities        (214,000)
                                                    ============
                  Net deferred income tax
                   liabilities                      $   (172,000)
                                                    ============




                                     (F17)

NOTE 10 - NET INCOME (LOSS) PER SHARE:


     In accordance with FASB SFAS No. 128 "Earnings per Share" and SEC Staff Accounting Bulletin No. 98, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted - average number of common shares outstanding during the period. Under SFAS No. 128 diluted income or loss per share is computed by dividing net income or loss for the period by the weighted - average number of common and common equivalent shares, such as stock options, warrants and convertible securities, outstanding during the period. Such common equivalent shares have not been included in the Company's computation of net loss per share in 2004 as their effect would have been anti-dilutive.

                                                   Year Ended
                                         -----------------------------
                                             2004              2003
                                         ------------      ------------
     Numerator - Net income (loss)       $  (120,564)      $   324,233
                                         ===========       ===========

     Denominator - Weighted - average
       shares outstanding                $ 5,266,845       $ 5,168,126
                                         ===========       ===========

     Net income (loss) per share         $     (0.02)      $      0.06
                                         ===========       ===========

     Incremental common shares (not
       included because of their anti-
       dilutive nature)
         Stock options                       261,494               -
         Stock warrants                      617,598               -
         Convertible preferred stock         617,598               -
                                         -----------       -----------
                                           1,496,690               -
                                         ===========       ===========


NOTE 11 - COMMITMENTS AND CONTINGENCIES:


     The Company is obligated under various operating leases for office space and automobiles.


     The future minimum lease payments under noncancellable operating leases (with initial remaining lease terms in excess of one year) as of December 31, 2004, are as follows:

                                                   Lease
                 Year Ending                     Payments
                                               ------------
                     2005                      $   131,105
                     2006                          191,980
                     2007                          197,264
                     2008                          186,829
                     2009                          110,866
                  Thereafter                           -
                                               -----------
                                               $   818,044
                                               ===========

     Rent expense for operating leases during 2004 and 2003 was approximately $256,718 and $244,325, respectively.



                                     (F18)

     The Company has a 3 percent ownership interest in a limited liability company that owns approximately 33 percent of the building the Company leases office space from in Charlotte, North Carolina (Note 1). Additionally, an individual stockholder of the Company owns approximately 30 percent of the same limited liability company. Rent expense for this operating lease during 2004 and 2003 was approximately $197,138 and $197,617, respectively.


NOTE 12 - EMPLOYEE BENEFIT PLAN:


     The Company has a 401(k) plan which covers substantially all employees. Plan participants can make voluntary contributions of up to 15 percent of compensation, subject to certain limitations. Under this plan, the Company matches a portion of employee deferrals. Total contributions to the plan for the years ended December 31, 2004 and 2003 were approximately $21,232 and $9,302, respectively.


NOTE 13 - ADVERTISING:


     The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2004 and 2003 were $7,646 and $7,807, respectively.

NOTE 14 - MAJOR CUSTOMERS:


     Approximately 57 and 35 percent of total revenues were made to one customer for the years ended December 31, 2004 and 2003, respectively.


NOTE 15 - OTHER MATTERS:


     CASH CONCENTRATION:


         The Company maintains some of its cash in bank deposit accounts, money market funds and certificates of deposits, which, at December 31, 2004, exceeded federally insured limits by $338,715. These accounts are maintained in high credit quality financial institutions in order to reduce the risk of potential losses. The Company has not experienced any losses in these accounts.


                                     (F19)