Form 10QSB
period 2005-03-31
PREMIER ALLIANCE GROUP, INC.
filed 2005-05-16
CIK 1272550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark one)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

| |      Transition report under Section 13 or 15(D) of the Exchange Act


                        Commission file number 000-50502

                          PREMIER ALLIANCE GROUP, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

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

                                 (704) 521-8077
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

As of May 13, 2005, 5,811,093 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes | | No |X|

                                Table of Contents

                                                                         Page

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

     Balance Sheet as of March 31, 2005 (Unaudited)                        3

     Statements of Operations for the Three Months Ended
     March 31, 2005 (Unaudited) and March 31, 2004 (Unaudited)             5

     Statements of Cash Flows for the Three Months Ended
     March 31, 2005 (Unaudited) and March 31, 2004 (Unaudited)             6

     Notes to Condensed Financial Statements (Unaudited)                   7

Item 2. Management's Discussion and Analysis or Plan of Operation          8

Item 3. Controls and Procedures                                           11

PART I. OTHER INFORMATION

Item 1. Legal Proceedings                                                 12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       12

Item 3. Defaults Upon Senior Securities                                   12

Item 4. Submission of Matters to a Vote of Security Holders               12

Item 5. Other Information                                                 12

Item 6. Exhibits                                                          12

Signatures                                                                13

Certifications                                                            14

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                          PREMIER ALLIANCE GROUP, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)


                ASSETS
                ------
CURRENT ASSETS:
  Cash                                             $   339,066
  Accounts receivable                                1,253,247
  Marketable securities                                 30,650
  Prepaid expenses                                      27,960
                                                   -----------


    Total current assets                                            1,650,923




PROPERTY AND EQUIPMENT - at cost less
  Accumulated depreciation                                             34,960


OTHER ASSETS:
  Goodwill                                           2,231,284
  Investment in equity-method investee                 238,922
  Investment in cost-method investee                   100,000
  Cash surrender value of officers' life insurance     313,452
  Deferred income taxes                                 16,000
  Deposits and other assets                              6,663
                                                   -----------

                                                                    2,906,321
                                                                    ---------








                                                                  $ 4,592,204
                                                                  ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                    $   724,078
  Accounts payable                                    272,090
  Accrued expenses                                    434,741
  Income taxes payable                                106,552
  Deferred income taxes                                65,000
                                                  -----------

    Total current liabilities                                      1,602,461


COMMITMENTS AND CONTINGENCIES                                            -


STOCKHOLDERS' EQUITY:
  Class A convertible preferred stock, $.001
    par value 5,000,000 shares authorized,
    617,591 shares issued and outstanding                 618
  Common stock, $.001 par value, 45,000,000
    shares authorized, 5,811,093 shares
    issued and outstanding                              5,811
  Additional paid-in capital                        3,266,639
  Accumulated deficit                                (283,325)
                                                  -----------


                                                                   2,989,743
                                                                 -----------






                                                                 $ 4,592,204
                                                                 ===========

                          PREMIER ALLIANCE GROUP, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)



                                                      2005           2004
                                                  ------------   -----------

NET REVENUE                                       $ 2,715,013    $ 2,752,911
                                                  -----------    -----------


OPERATING EXPENSES:
  Cost of revenues                                  2,073,519      2,045,181
  Selling, general and administrative                 692,697        622,494
  Depreciation                                          3,371          3,784
                                                  -----------    -----------

   Total operating expenses                         2,769,587      2,671,459
                                                  -----------    -----------

(LOSS) INCOME FROM OPERATIONS                         (54,574)        81,452
                                                  -----------    -----------
OTHER INCOME (EXPENSE):
  Interest expense, net                                (6,943)        (3,049)
  Loss on marketable securities                        (4,376)        (3,513)
  Officers' life insurance (expense) income           (23,237)           711
  Equity in net loss of equity-method investee         (1,382)           -
  Other income                                          1,223            -
                                                  -----------    -----------

   Total other expense                                (34,715)        (5,851)
                                                  -----------    -----------

NET (LOSS) INCOME BEFORE INCOME TAXES                 (89,289)        75,601

INCOME TAX BENEFIT                                     33,216            -

NET (LOSS) INCOME                                 $   (56,073)   $    75,601
                                                  ===========    ===========

Net (loss) income per share, basic and diluted    $     (0.01)   $      0.01
                                                  ===========    ===========
Weighted average number of shares,
  basic and diluted                                 5,811,093      5,168,216
                                                  ===========    ===========

                          PREMIER ALLIANCE GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


                                                      2005           2004
CASH FLOWS FROM OPERATING ACTIVITIES:             ------------   -----------

  Net (loss) income                               $   (56,073)   $    75,601
  Adjustments to reconcile net (loss) income
    to net cash provided by operating activities:
      Depreciation                                      3,371          3,784
      Increase of cash surrender value of
        officers' life insurance                       (1,183)       (31,851)
      Deferred income taxes                          (123,000)           -
      Equity in loss of equity-method investee          1,381            -
    Changes in operating assets and liabilities:
      Increase in accounts receivable                (140,758)      (286,723)
      Decrease in marketable securities               123,980          5,672
      (Increase) decrease in prepaid expenses          (2,620)       283,691
      Decrease in deposits and other assets              (647)           -
      Increase in accounts payable                     16,027        252,687
      Decrease in excess of outstanding
        checks over bank balances                         -         (674,575)
      Increase in accrued expenses                     71,638         23,689
      Increase in income taxes payable                 84,134            -
                                                  -----------    -----------
    Net cash used in operating activities             (23,750)      (348,025)
                                                  -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                  (2,203)           -
                                                  -----------    -----------
    Net cash used in investing activities              (2,203)           -
                                                  -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  S Corporation distributions                         (34,000)      (118,063)
  Proceeds from line of credit                        162,000        466,078
                                                  -----------    -----------
    Net cash provided by financing activities         128,000        348,015
                                                  -----------    -----------


NET INCREASE (DECREASE) IN CASH                       102,047            (10)

CASH - beginning of period                            237,019         10,146
                                                  -----------    -----------

CASH - end of period                              $   339,066    $    10,136
                                                  ===========    ===========

                          PREMIER ALLIANCE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION:

The accompanying unaudited interim financial statements of Premier Alliance Group, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2004 as reported in the 10-KSB have been omitted.

NOTE 2--ORGANIZATION AND BUSINESS:

Premier Alliance Group, Inc. ("Old Premier") was organized under the laws of North Carolina in June, 1995. Old Premier provided information technology solutions and consulting services to customers operating in a variety on industries throughout the United States.

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

NOTE 3--INCOME TAXES:

On June 6, 2004, effective with the issuance of preferred stock, the Company was required by income tax regulations to change from an S Corporation to a C Corporation. Prior to June 6, 2004, as an S Corporation, the Company had no liability or expense for income taxes and none were reflected in the financial statements for 2004 prior to June 6th. Effective with the conversion to a C Corporation, the Company accounts for income taxes under Financial Accounting Standards Board's Statements on Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled.

NOTE 4--ADDITIONAL PAID-IN CAPITAL:

The Company had $1,057,673 of undistributed earnings (retained earnings) at the date of its conversion (June 6, 2004) from an S Corporation to a C Corporation. In accordance with SEC Staff Accounting Bulletin Topic 4B, the Company treated this amount as a constructive distribution to the owners followed by a contribution to the capital of the corporation by the owners. During the three months ended March 31, 2005, the Company made S Corporation distributions of $34,000, which was recorded as a reduction of the additional paid-in capital contributed by the owners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This quarterly report on Form 10-QSB may include "forward-looking statements" within the meaning of section 27(a) of the Securities Act of 1933 and section 21(e) of the Securities Exchange Act of 1934. We intend all forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, and the outcome of any contingencies constitute forward-looking statements. All forward-looking statements are subject to risks and uncertainties, including without limitation those described in "Risk Factors" in our annual report on Form 10-KSB, that could cause actual results to differ materially from described in or implied by any forward-looking statements.

The following discussion should be read in conjunction with our financial statements and the related notes included in this Form 10-QSB.

OPERATIONS

We operate in one industry segment, providing information technology (IT) services to our clients. The services we provide typically encompass the IT business-solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. Our typical customer is an organization with large, complex information and data-processing requirements. We promote our services through our IT Services and IT Solutions divisions:

     o IT Services Division --This division provides staffing and consulting services across a broad range of skills and expertise. It assists our customers by providing skilled business and technical expertise to help lead and train our customers, and it can provide the manpower necessary to supplement project efforts. In most cases our work is on a time-and-materials basis. Because of the type of expertise and the complexity of technology, customers typically commit to long-term contracts with these types of engagements.

     o IT Solutions Division--This division handles advanced technology and solutions. It provides expertise in project management, architecture, and methodology, with the focus being on serving customers on a project or deliverable basis. The work is performed on site and off site. With this type of work there is a contractual obligation and terms for a defined delivery or product.

RESULTS OF OPERATIONS

Net revenue for the three months ended March 31, 2005, was $2,715,000, a decrease of 1.3%, compared to $2,752,000 for the same period in 2004. The slight decrease was due to a major customer having reduced the workload on a solutions project. Also a factor was the IT Services division's lower overall average billing rates, the result of continued pricing pressure.

Cost of revenues, defined as all costs for billable staff, were 76.4% of revenue for the three months ended March 31, 2005, as compared to 74.3% of revenue for the same period in 2004. The slight increase in cost of revenue as a percentage of revenue for this period is a result of the overall increase in the number of consultants from period to period, reflecting an increase in overall wages.

General and administrative (G&A) expenses represented 25.6% of revenue for the three months ended in March 31, 2005, as compared to 23.0% for the same period in 2004. This increase in G&A expense is mostly attributed to professional fees and expenses (legal and accounting) associated with public company filings for the year ending 2004; we incurred no such fees in the year ending 2003. We were able to balance offsetting changes in many of the other key G&A expense items, such as overhead wages, travel, client entertainment, staff development, and rent.

Operating income for the three months ended in March 31, 2005, was a loss of $54,000 as compared to a gain of $81,000 for the same period in 2004, reflecting the increase in cost of revenue and G&A expenses.

Other income and expense, net, consisted of a loss of $34,000 for the three months ended in March 31, 2005, compared to a loss of $6,000 for the same period in 2004. The increased loss in 2005 is mostly attributable to an increase of the net cost of executive life insurance policies (due to market fluctuation) and a small loss on marketable securities.

In June 2004 our company changed from being an S corporation to a C corporation for federal and state tax-reporting purposes. This change shifts the burden of income tax liability from the shareholders to the corporation. The net operating loss of $89,000 for the first quarter of 2005 will result in a net tax credit of $33,000, as the net operating loss can be utilized against prior income taxes paid. Prior to June 2004, our shareholders had elected to have our company be taxed under subchapter S of the Internal Revenue Code. As a subchapter S corporation, our company bore no liability or expense for income taxes, and no such expense is reflected in the financial statements for the first three months of 2004.

The net loss for the three months ended in March 31, 2005, was $56,073, or ($.009) per diluted share, compared with net income of $75,600 for the same period in 2004, or $.014 per diluted share.

CRITICAL ACCOUNTING POLICIES

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in calculating tax credits, tax benefits, and deductions that arise from differences in the timing of recognition of revenue and expense for tax and financial-statement purposes.

We assess the likelihood that we will be able to recover deferred tax assets. If recovery is unlikely, we must increase the provision for taxes by recording a valuation allowance against the estimated deferred tax assets that will not ultimately be recoverable. As of March 31 2005, we believed that all of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is unlikely.

Prior to June 7, 2004, the shareholders of Premier Alliance Group, Inc., the North Carolina corporation that we acquired in a share exchange and merged with in November 2004 ("North Carolina Premier"), had elected for that company to be taxed under Subchapter S of the Internal Revenue Code. Under this provision, shareholders are taxed on their proportionate share of the corporation's taxable income. As a Subchapter S corporation, North Carolina Premier bore no liability or expense for the income taxes and none is reflected in these financial statements for March 31, 2004. Similar provisions apply for state income taxes.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2005, we had cash and cash equivalents of $339,000, representing an increase of $329,000 from March 31, 2004. Net working capital at March 31, 2005, was $48,000, as compared to $245,000 on March 31, 2004. Current assets at March 31, 2005, were $1,650,000. The decrease in working capital was primarily due to accrual of current income tax expense and current deferred income tax expense resulting from transfer of income-tax burden from the shareholders to our company. We had no long term debt. Shareholders' equity as of March 31, 2005, was $2,989,000, which represented 65% of total assets.

During the three months ended March 31, 2005, the net cash used by operating activities was $24,000 and was primarily attributable to increases in accounts receivable of $140,000, a decrease in deferred income taxes of $123,000 offset by a reduction of $124,000 from the sale of marketable securities, and increases in taxes payable of $84,000 and accounts payable of $16,000.

Cash flows from investing activities used $2,000, due to property and equipment disposals.

Financing activities provided $128,000 of cash for the three months ended March 31, 2005. Of that increase, $162,000 was due to borrowings on our revolving line of credit. We borrow or repay this revolving debt as needed based upon our working capital obligations. We distributed $34,000 to certain shareholders of North Carolina Premier to permit them to pay income taxes on their portion of North Carolina Premier's S corporation taxable income reported on their respective personal income tax returns. We believe that internally generated funds, current cash on hand, and available borrowings under our revolving credit line will be adequate to meet foreseeable liquidity needs.

OUTLOOK

Our priority is to broaden the range of services we offer and build a more geographically diverse client base. We believe that achieving this goal will require a combination of merger activity and organic growth. This will in part depend on continued improvement in the U.S. jobs market.

OFF-BALANCE-SHEET ARRANGEMENTS

As of March 31, 2005, and during the prior three months then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

ITEM 3. CONTROLS AND PROCEDURES

Based on his evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2005, our chief executive officer has concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports.

Subsequent to the date of his evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1 Certification of acting chief executive officer and acting chief financial officer under 18 U.S.C. section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley act of 2002

32.1 Certification of acting chief executive officer and acting chief financial officer under 18 U.S.C. section 1350, as adopted in accordance with section 906 of the Sarbanes-Oxley act of 2002

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PREMIER ALLIANCE GROUP, INC.
                                   (Registrant)


DATE: May 13, 2005                 By:      /s/ Mark S. Elliott
                                            -----------------------------------
                                            Mark S. Elliott
                                            President (Chief Executive Officer
                                            and Acting Chief Financial Officer)