Form 10QSB
period 2005-06-30
PREMIER ALLIANCE GROUP, INC.
filed 2005-08-15
CIK 1272550

SEE NOTES TO FINANCIAL STATEMENTS


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark one)

/X/  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

/ /  Transition report under Section 13 or 15(D) of the Exchange Act


                        Commission file number 000-50502

                          PREMIER ALLIANCE GROUP, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Nevada                                     20-0443575
        -----------------                  ------------------------------------
        (State or Other                    (I.R.S. Employer Identification No.)
        Jurisdiction of
        Incorporation or
         Organization)

                                4521 Sharon Road
                                    Suite 300
                         Charlotte, North Carolina 28211
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (704) 521-8077
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes / /    No /X/

     As of August 12, 2005, 5,811,093 shares of common stock were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes / /  No /X/


                       SEE NOTES TO FINANCIAL STATEMENTS

                                                                          Page

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

     Balance Sheet as of June 30, 2005 (Unaudited)                         3

     Statements of Operations for the Three and Six Months Ended
     June 30, 2005 (Unaudited) and June 30, 2004 (Unaudited)               5

     Statements of Cash Flows for Six Months Ended
     June 30, 2005 (Unaudited) and June 30, 2004 (Unaudited)               6

     Notes to Condensed Financial Statements (Unaudited)                   7

Item 2. Management's Discussion and Analysis or Plan of Operation          9

Item 3. Controls and Procedures                                           12

PART I. OTHER INFORMATION

Item 1. Legal Proceedings                                                 13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       13

Item 3. Defaults Upon Senior Securities                                   13

Item 4. Submission of Matters to a Vote of Security Holders               13

Item 5. Other Information                                                 13

Item 6. Exhibits                                                          13

Signatures                                                                14

Certifications

                       SEE NOTES TO FINANCIAL STATEMENTS

                          PREMIER ALLIANCE GROUP, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)


                ASSETS
                ------
CURRENT ASSETS:
  Cash                                             $     3,617
  Accounts receivable                                1,174,644
  Marketable securities                                 25,607
  Prepaid expenses                                       9,356
                                                    ----------


    Total current assets                                            1,213,224




PROPERTY AND EQUIPMENT - at cost less
  accumulated depreciation                                             30,237


OTHER ASSETS:
  Goodwill                                           2,231,284
  Investment in equity-method investee                 234,055
  Investment in cost-method investee                   100,000
  Cash surrender value of officers' life insurance     328,024
  Deferred income taxes                                 15,000
  Deposits and other assets                              5,375
                                                    ----------

                                                                    2,913,738
                                                                  -----------

                                                                  $ 4,157,199
                                                                  ===========

                       SEE NOTES TO FINANCIAL STATEMENTS

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

CURRENT LIABILITIES:
  Note payable                                    $   364,078
  Accounts payable                                    229,757
  Accrued expenses                                    404,434
  Income taxes payable                                116,044
  Deferred income taxes                                60,000
                                                   ----------

    Total current liabilities                                      1,174,313


COMMITMENTS AND CONTINGENCIES                                            -


STOCKHOLDERS' EQUITY:
  Class A convertible preferred stock, $.001
    par value, 5,000,000 shares authorized,
    617,591 shares issued and outstanding                 618
  Common stock, $.001 par value, 45,000,000
    shares authorized, 5,811,065 shares
    issued and outstanding                              5,811
  Additional paid-in capital                        3,238,639
  Accumulated deficit                                (262,182)
                                                   ----------


                                                                   2,982,886
                                                                  -----------

                                                                 $ 4,157,199
                                                                  ===========


                       SEE NOTES TO FINANCIAL STATEMENTS

                          PREMIER ALLIANCE GROUP, INC.
                            STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                         Three months      Three months      Six months       Six months
                                             ended             ended            ended            ended
                                         June 30, 2005     June 30, 2004    June 30, 2005    June 30, 2004
                                         -------------     -------------    -------------    -------------

NET REVENUE                              $   2,713,723     $   2,823,602    $   5,428,737    $   5,576,513
                                         -------------     -------------    -------------    -------------
OPERATING EXPENSES:
  Cost of revenues                           1,985,090         2,118,546        4,058,609        4,163,727
  Selling, general and administrative          590,774           657,087        1,283,472        1,279,581
  Depreciation                                   4,424             4,025            7,795            7,809
                                         -------------     -------------    -------------    -------------
   Total operating expenses                  2,580,288         2,779,658        5,349,876        5,451,117
                                         -------------     -------------    -------------    -------------
INCOME FROM OPERATIONS                         133,435            43,944           78,861          125,396
                                         -------------     -------------    -------------    -------------

OTHER (EXPENSE) INCOME:
  Interest (expense) income, net                (9,439)              338          (16,383)          (2,711)
  (Loss) gain on marketable securities          (5,043)           11,042           (9,419)           7,529
  Officers' life insurance                         (38)           (3,295)         (23,275)          (2,585)
  Equity in net loss of
   equity-method investee                       (4,866)              -             (6,248)             -
  Other income                                     387               -              1,610              -
                                         -------------     -------------    -------------    -------------
   Total other (expense) income                (18,999)            8,085          (53,715)           2,233
                                         -------------     -------------    -------------    -------------

NET INCOME BEFORE INCOME TAXES                 114,436            52,029           25,146          127,629
INCOME TAX EXPENSE                             (45,492)         (294,669)         (12,276)        (294,669)
                                         -------------     -------------    -------------    -------------

NET INCOME (LOSS)                               68,944          (242,640)          12,870         (167,040)
PREFERRED STOCK DIVIDENDS                      (47,800)              -            (47,800)             -
                                         -------------     -------------    -------------    --------------

NET INCOME (LOSS) AVAILABLE TO COMMON
  STOCKHOLDERS                           $      21,144     $    (242,640)   $     (34,930)   $    (167,040)
                                         =============     =============    =============    =============
Net income (loss) per share, basic
  and diluted                            $        0.00     $       (0.04)           (0.01)           (0.01)
                                         =============     =============    -------------    -------------
Weighted average number of shares,
  basic and diluted                          5,811,065         5,168,126        5,811,065        5,168,126
                                         =============     =============    =============    =============


                       SEE NOTES TO FINANCIAL STATEMENTS

                          PREMIER ALLIANCE GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


                                                      2005           2004
                                                   ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $   12,870     $ (167,040)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation                                      7,795          7,809
      Increase of cash surrender value of
        officers' life insurance                      (15,755)       (90,835)
      Deferred income taxes                          (127,000)       180,000
      Equity in loss of equity-method investee          6,248            -
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable      (62,154)        21,513
      Decrease (increase) in marketable securities    129,022        (17,050)
      Decrease in prepaid expenses                     15,985        331,567
      Decrease (increase) in deposits and
        other assets                                      641         (2,198)
      (Decrease) increase in accounts payable         (26,305)       297,263
      Decrease in excess of outstanding
        checks over bank balances                         -         (797,622)
      Increase in accrued expenses                     41,329         19,306
      Increase in income taxes payable                 93,626        114,669
                                                   ----------     ----------
    Net cash provided by (used in) operating
      activities                                       76,302       (102,618)
                                                   ----------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                  (1,904)        (7,688)
                                                   ----------     ----------
    Net cash used in investing activities              (1,904)        (7,688)
                                                   ----------     ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  S Corporation distributions                         (62,000)      (163,063)
  Preferred stock dividends                           (47,800)           -
  Proceeds from line of credit                       (198,000)       179,078
  Proceeds from preferred stock issuance                  -          576,208
                                                   ----------     ----------
    Net cash (used in) provided by financing
      activities                                     (307,800)       592,223
                                                   ----------     ----------


NET (DECREASE) INCREASE IN CASH                      (233,402)       481,917


CASH - beginning of period                            237,019         10,146
                                                   ----------      ---------


CASH - end of period                               $    3,617      $ 492,063
                                                   ==========      =========


                       SEE NOTES TO FINANCIAL STATEMENTS

                          PREMIER ALLIANCE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION:

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



NOTE 2 - ORGANIZATION AND BUSINESS:

Premier Alliance Group, Inc. ("North Carolina Premier") was organized under the laws of North Carolina in June, 1995. North Carolina Premier provided information technology solutions and consulting services to customers operating in a variety of industries throughout the United States.

On November 5, 2004, North Carolina Premier and its shareholders consummated a share exchange agreement with the Company. The Company was an inactive public company that was organized in Nevada in January 2000. Pursuant to the exchange agreement, shareholders of North Carolina Premier were issued 36,176,863 shares of common stock and 4,323,157 shares of Class A convertible preferred stock in exchange for all of their outstanding common stock and preferred stock in North Carolina Premier. As a result of the share exchange agreement, the shareholders of North Carolina Premier acquired a majority of the issued and outstanding common and preferred stock of the merged company. For accounting purposes, the transaction was accounted for as a reverse merger. North Carolina Premier was merged into the Company and immediately after the merger the Company was renamed Premier Alliance Group, Inc. The historical financial statements prior to November 5, 2004 are those of North Carolina Premier.



NOTE 3 - INCOME TAXES:

On June 6, 2004, effective with the issuance of preferred stock, the Company was required by income tax regulations to change from an S Corporation to a C Corporation. Prior to June 6, 2004, as an S Corporation, the Company had no liability or expense for income taxes and none were reflected in the financial statements for 2004 prior to June 6th. Effective with the conversion to a C

Corporation, the Company accounts for income taxes under Financial Accounting Standards Board's Statements on Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled.



NOTE 4 - ADDITIONAL PAID-IN CAPITAL:

The Company had $1,057,673 of undistributed earnings (retained earnings) at the date of its conversion from an S Corporation to a C Corporation (June 6, 2004). In accordance with SEC Staff Accounting Bulletin Topic 4B, the Company treated this amount as a constructive distribution to the owners followed by a contribution to the capital of the corporation by the owners. During the six months ended June 30, 2005, the Company made S Corporation distributions of $62,000, which amount was recorded as a reduction of the additional paid-in capital contributed by the owners.



NOTE 5 - PREFERRED STOCK DIVIDEND:

In June 2005, the Company paid $47,800 in dividends on its 617,591 outstanding shares of Class A Preferred stock.

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

OPERATIONS

We operate in one industry segment, providing information technology (IT) services to our clients. The services we provide typically encompass the IT business-solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. Our typical customer is an organization with large, complex information and data-processing requirements. We promote our services through our IT Services and IT Solutions divisions:

     o IT Services Division--This division provides staffing and consulting services across a broad range of skills and expertise. It assists our customers by providing skilled business and technical expertise to help lead and train our customers, and it can provide the manpower necessary to supplement project efforts. In most cases our work is on a time-and-materials basis. Because of the type of expertise and the complexity of technology, customers typically commit to long-term contracts with these types of engagements.

     o IT Solutions Division--This division handles advanced technology and solutions. It provides expertise in project management, architecture, and methodology, with the focus being on serving customers on a project or deliverable basis. The work is performed on site and off site. With this type of work there is a contractual obligation and terms for a defined delivery or product.

RESULTS OF OPERATIONS

Net revenue for the three months ended June 30, 2005, was $2,714,000, a decrease of 3.9%, compared to $2,824,000 for the same period in 2004. For the 2005 year-to-date period, revenue was $5,429,000 compared to $5,576,000 for the 2004 year-to-date period, a slight decrease of 2.6%.

Cost of revenues, defined as all costs for billable staff, were 73.2% of revenue for the three months ended June 30, 2005, as compared to 75% of revenue for the same period in 2004. For the 2005 year-to-date period and the 2004 year-to-date period, costs were 74% of revenue.

General and administrative (G&A) expenses represented 21.9% of revenue for the three months ended in June 30, 2005, as compared to 23.4% for the same period in 2004. For the 2005 year-to-date period, it was 23.8% as compared to 23.1% for the 2004 year-to-date period. The slight increase in G&A expense for the year is mostly attributed to professional fees and expenses (legal and accounting) associated with public company filings. We have been able to balance offsetting changes in many of the other key G&A expense items, such as overhead wages, travel, client entertainment, staff development, and rent.

Operating income for the three months ended in June 30, 2005, was a gain of $133,000 as compared to a gain of $44,000 for the same period in 2004. For the 2005 year-to-date period, operating income was $79,000 compared to $125,000 for the 2004 year-to-date period.

Other income and expense, net, consisted of a loss of $19,000 for the three months ended in June 30, 2005, compared to a gain of $8,000 for the same period in 2004. For the 2005 year-to-date period, the loss was $54,000 compared to a gain of $2,000 for the 2004 year-to-date period. The loss in 2005 is mostly attributable to an increase of the net cost of executive life insurance policies (due to market fluctuation) and a small loss on marketable securities.

In June 2004 our company changed from being an S corporation to a C corporation for federal and state tax-reporting purposes. This change shifts the burden of income tax liability from the shareholders to the corporation. The net operating income of $25,000 for the six months ended in June 2005 will result in a tax of $12,000.

Net income for the three months ended in June 30, 2005, was $69,000 or $.01 per diluted share, compared with a net loss of $242,000 for the same period in 2004, or ($.041) per diluted share. For the 2005 year-to-date period, net income was $13,000 compared to a net loss of $167,000 for the 2004 year-to-date period.

DIVIDEND

On June 7, 2004, North Carolina Premier issued 597,500 shares of Class A preferred stock in a private placement. The holders of shares of preferred stock were entitled to receive an 8% annual dividend until the earlier of (1) the third anniversary of the date of issuance or (2) automatic conversion of shares of Class A preferred stock into shares of common stock. A dividend was declared and distributed in June 2005 in the amount of $47,800.

Attached with each preferred share was a warrant entitling the holder to purchase one share of common stock at an exercise price of $2.00. The warrants were immediately exercisable and had a term of three years.

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

We assess the likelihood that we will be able to recover deferred tax assets. If recovery is unlikely, we must increase the provision for taxes by recording a valuation allowance against the estimated deferred tax assets that will not ultimately be recoverable. As of June 30, 2005, we believed that all of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is unlikely.

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

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2005, we had cash and cash equivalents of $31,000, representing a decrease of $461,000 from June 30, 2004. Net working capital at June 30, 2005, was $29,000, as compared to $587,000 on June 30, 2004. Current assets at June 30, 2005, were $1,213,000. The decrease in working capital was primarily due to accrual of current income tax expense and current deferred income tax expense resulting from transfer of income-tax burden from the shareholders to our company. We had no long term debt. Shareholders' equity as of June 30, 2005, was $2,983,000, which represented 71% of total assets.

During the six months ended June 30, 2005, the net cash provided by operating activities was $71,000 and was primarily attributable to an increase in accounts receivable of $62,000, a decrease in deferred income taxes of $127,000 offset by a reduction of $129,000 from the sale of marketable securities, and increases in taxes payable of $94,000, and accounts payable of $26,000.

Cash flows from investing activities increased $3,000, due to property and equipment disposals.

Financing activities used $308,000 of cash for the six months ended June 30, 2005. Of that increase, $198,000 was due to borrowings on our revolving line of credit. We borrow or repay this revolving debt as needed based upon our working capital obligations. We distributed a dividend of $47,800 to preferred shareholders of North Carolina Premier. We distributed $62,000 to certain shareholders of North Carolina Premier to permit them to pay income taxes on their portion of North Carolina Premier's S corporation taxable income reported on their respective personal income tax returns. We believe that internally generated funds, current cash on hand, and available borrowings under our revolving credit line will be adequate to meet foreseeable liquidity needs.

OUTLOOK

Our priority is to broaden the range of services we offer and build a more geographically diverse client base. We believe that achieving this goal will require a combination of merger activity and organic growth. This will in part depend on continued improvement in the U.S. jobs market.

OFF-BALANCE-SHEET ARRANGEMENTS

As of June 30, 2005, and during the prior three months then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

ITEM 3. CONTROLS AND PROCEDURES

Based on his evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2005, our chief executive officer has concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports.

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


                                    PREMIER ALLIANCE GROUP, INC.
                                    (Registrant)


DATE: August 15, 2005               By:  /s/ Mark S. Elliott
                                         ----------------------
                                         Mark S. Elliott
                                         President (Chief Executive Officer
                                         and Acting Chief Financial Officer)