Form 10QSB
period 2005-09-30
PREMIER ALLIANCE GROUP, INC.
filed 2005-11-14
CIK 1272550

SEE NOTES TO FINANCIAL STATEMENTS


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark one)

 |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 2005

 | |   Transition report under Section 13 or 15(D) of the Exchange Act


                        Commission file number 000-50502

                          PREMIER ALLIANCE GROUP, INC.
                          ----------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Nevada                                        20-0443575
         ------                                        -----------
    (State or Other                        (I.R.S. Employer Identification No.)
    Jurisdiction of
    Incorporation or
     Organization)

                                4521 Sharon Road
                                    Suite 300
                         Charlotte, North Carolina 28211
                     ---------------------------------------
                    (Address of Principal Executive Offices)

                                 (704) 521-8077
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section
     13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
     (2) has been subject to such filing requirements for the past
     90 days. Yes | |  No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

   As of November 8, 2005, 5,811,093 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes | |  No |X|


                                Table of Contents

                                                                                               Page
                                                                                               ----
PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

     Balance Sheet as of September 30, 2005 (Unaudited)                                         3

     Statements of Operations for the Three and  Nine Months Ended September 30, 2005
     (Unaudited)
     and September 30, 2004 (Unaudited)                                                         5

     Statements of Cash Flows for Nine Months Ended September 30, 2005 (Unaudited)
     and September 30, 2004 (Unaudited)                                                         6

     Notes to Condensed Financial Statements (Unaudited)                                        7

Item 2. Management's Discussion and Analysis or Plan of Operation                               9

Item 3. Controls and Procedures                                                                12

PART I. OTHER INFORMATION

Item 1. Legal Proceedings                                                                      13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                            13

Item 3. Defaults Upon Senior Securities                                                        13

Item 4. Submission of Matters to a Vote of Security Holders                                    13

Item 5. Other Information                                                                      13

Item 6. Exhibits                                                                               13

Signatures                                                                                     14

Certifications

                       See Notes to Financial Statements

                          PREMIER ALLIANCE GROUP, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


                ASSETS

CURRENT ASSETS:
  Cash                                             $    24,437
  Accounts receivable                                1,436,905
  Marketable securities                                 17,935
  Prepaid expenses                                      51,950
                                                    ----------


    Total current assets                                            1,531,227




PROPERTY AND EQUIPMENT - at cost less
  accumulated depreciation                                             25,812


OTHER ASSETS:
  Goodwill                                           2,231,284
  Investment in equity-method investee                 236,151
  Investment in cost-method investee                   100,000
  Cash surrender value of officers' life insurance     387,106
  Deferred income taxes                                 10,000
  Deposits and other assets                              5,375
                                                    ----------



    Total other assets                                              2,969,916
                                                                   ----------






                                                                  $ 4,526,955
                                                                  ===========

                       See Notes to Financial Statements

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                    $   520,078
  Accounts payable                                    330,821
  Accrued expenses                                    415,098
  Income taxes payable                                142,966
  Deferred income taxes                                57,000
                                                   ----------

    Total current liabilities                                      1,465,963


COMMITMENTS AND CONTINGENCIES                                            -


STOCKHOLDERS' EQUITY:
  Class A convertible preferred stock, $.001
    par value, 5,000,000 shares authorized,
    617,591 shares issued and outstanding                 618
  Common stock, $.001 par value, 45,000,000
    shares authorized, 5,811,065 shares
    issued and outstanding                              5,811
  Additional paid-in capital                        3,238,639
  Accumulated deficit                                (184,076)
                                                   ----------


    Total stockholders' equity                                     3,060,992
                                                                  ----------






                                                                 $ 4,526,955
                                                                 ===========

                       See Notes to Financial Statements



                          PREMIER ALLIANCE GROUP, INC.
                            STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                 Three months         Three months         Nine months         Nine months
                                    ended                ended                ended                ended
                              September 30, 2005   September 30, 2004   September 30, 2005   September 30, 2004
                              ------------------   ------------------   ------------------   ------------------

NET REVENUE                  $         2,643,160  $         2,966,562  $         8,071,897  $         8,543,075
                              ------------------   ------------------   ------------------   ------------------
OPERATING EXPENSES:
  Cost of revenues                     1,954,435            2,217,686            6,013,043            6,381,413
  Selling, general and
   administrative                        574,135              686,021            1,857,609            1,968,487
  Depreciation                             4,425                4,860               12,219               12,670
                              ------------------   ------------------   ------------------   ------------------
   Total operating expenses            2,532,995            2,908,567            7,882,871            8,362,570
                              ------------------   ------------------   ------------------   ------------------
INCOME FROM OPERATIONS                   110,165               57,995              189,026              180,505
                              ------------------   ------------------   ------------------   ------------------

OTHER (EXPENSE) INCOME:
  Interest (expense) income, net          (7,247)                (796)             (23,630)              (3,506)
  (Loss) gain on marketable
    securities                            (7,673)               3,661              (17,092)              11,191
  Officers' life insurance                22,453                1,160                 (822)              (1,425)
  Equity in net income (loss) of
   equity-method investee                  2,096                  -                 (4,152)                 -
  Other income                             2,320                  100                3,930                  100
                              ------------------   ------------------   ------------------   ------------------
   Total other income
    (expense)                             11,949                4,125              (41,766)               6,360
                              ------------------   ------------------   ------------------   ------------------

NET INCOME BEFORE INCOME TAXES           122,114               62,120              147,260              186,865
INCOME TAX EXPENSE                       (44,008)             (15,699)             (56,284)            (310,368)
                              ------------------   ------------------   ------------------   ------------------

NET INCOME (LOSS)                         78,106               46,421               90,976             (123,503)
PREFERRED STOCK DIVIDENDS                    -                    -                (47,800)                 -
                              ------------------   ------------------   ------------------   -------------------

NET INCOME (LOSS) AVAILABLE
  TO COMMON STOCKHOLDERS     $            78,106  $            46,421  $            43,176  $          (123,503)
                              ==================   ==================   ==================   ==================
Net income (loss) per share,
  basic and diluted          $              0.01  $              0.01                 0.01                (0.02)
                              ==================   ==================   ------------------   ------------------
Weighted average number of
  shares, basic and diluted            5,811,065            5,168,126            5,811,065            5,168,126
                              ==================   ==================   ==================   ==================


                       See Notes to Financial Statements

                          PREMIER ALLIANCE GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                      2005           2004
                                                   ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $    90,976    $  (123,503)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation                                     12,219         12,670
      Increase of cash surrender value of
        officers' life insurance                      (74,838)      (138,706)
      Deferred income taxes                          (125,000)       171,000
      Equity in loss of equity-method investee          4,152            -
    Changes in operating assets and liabilities:
      Increase in accounts receivable                (324,416)       (39,899)
      Decrease (increase) in marketable securities    136,695        (21,075)
      (Increase) decrease in prepaid expenses         (26,609)       389,328
      Decrease (increase) in deposits and
        other assets                                      641           (686)
      Increase in accounts payable                     74,758        235,541
      Decrease in excess of outstanding
        checks over bank balances                         -         (797,632)
      Increase in accrued expenses                     51,996        103,995
      Increase in income taxes payable                120,548        139,368
                                                   ----------     ----------
    Net cash (used in) provided by operating
      activities                                      (58,878)       (69,599)
                                                   ----------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in equity - method investee                  -         (250,000)
  Purchases of property and equipment                  (1,904)       (14,735)
                                                   ----------     ----------
    Net cash used in investing activities              (1,904)      (264,735)
                                                   ----------     ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  S Corporation distributions                         (62,000)      (245,063)
  Preferred stock dividends                           (47,800)           -
  Proceeds from (payments on) line of credit          (42,000)       239,078
  Proceeds from preferred stock issuance                  -          597,500
  Issue cost of preferred stock                           -          (21,292)
                                                   ----------     ----------
    Net cash (used in) provided by financing
      activities                                     (151,800)       570,223
                                                   ----------     ----------


NET (DECREASE) INCREASE IN CASH                      (212,582)       235,889


CASH - beginning of period                            237,019         10,146
                                                   ----------     ----------


CASH - end of period                              $    24,437    $   246,035
                                                   ==========     ==========

                       See Notes to Financial Statements

                          PREMIER ALLIANCE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)



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

NOTE 4 - ADDITIONAL PAID-IN CAPITAL:

     The Company had $1,057,673 of undistributed earnings (retained earnings) at the date of its conversion (June 6, 2004) from an S Corporation to a C Corporation. In accordance with SEC Staff Accounting Bulletin Topic 4B, the Company treated this amount as a constructive distribution to the owners followed by a contribution to the capital of the corporation by the owners. During the nine months ended September 30, 2005, the Company made S Corporation distributions of $62,000, which was recorded as a reduction of the additional paid-in capital contributed by the owners.

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

RESULTS OF OPERATIONS

Net revenue for the three months ended September 30, 2005, was $2,643,000, a decrease of 10.9%, compared to $2,966,000 for the same period in 2004. For the 2005 year-to-date period, revenue was $8,072,000 compared to $8,543,000 for the 2004 year-to-date period, a slight decrease of 5.5%.

Cost of revenues, defined as all costs for billable staff, were 73.9% of revenue for the three months ended September 30, 2005, as compared to 74.8% of revenue for the same period in 2004. For the 2005 year-to-date period and the 2004 year-to-date period, costs were 74% of revenue.

General and administrative (G&A) expenses represented 21.9% of revenue for the three months ended in September 30, 2005, as compared to 23.4% for the same period in 2004. For the 2005 year-to-date period and the 2004 year-to-date period, it was 23.2% of revenue. The slight increase in G&A expense for the year is mostly attributed to professional fees and expenses (legal and accounting) associated with public company filings. We have been able to balance offsetting changes in many of the other key G&A expense items, such as overhead wages, travel, client entertainment, staff development, and rent.

Operating income for the three months ended in September 30, 2005, was a gain of $110,000 as compared to a gain of $58,000 for the same period in 2004. For the 2005 year-to-date period, operating income was $189,000 compared to $181,000 for the 2004 year-to-date period.

Other income and expense, net, consisted of a gain of $12,000 for the three months ended in September 30, 2005, compared to a gain of $4,000 for the same period in 2004. For the 2005 year-to-date period, the loss was $42,000 compared to a gain of $6,000 for the 2004 year-to-date period. The loss in 2005 is mostly attributable to an increase of the net cost of executive life insurance policies (due to market fluctuation), an increase in interest expense and a small loss on marketable securities.

In June 2004 our company changed from being an S corporation to a C corporation for federal and state tax-reporting purposes. This change shifts the burden of income tax liability from the shareholders to the corporation. The effective rate for the first nine months of 2005 is 38% compared to 166% for the same period in 2004. The change in rate is a direct result of the immediate recognition in 2004 of deferred income taxes accumulated while taxed as an S Corporation. In 2005, the income tax accrual is a result of the current year earnings.

Net income for the three months ended in September 30, 2005, was $78,000 or $.01 per diluted share, compared with net income of $46,000 for the same period in 2004, or $.01 per diluted share. For the 2005 year-to-date period, net income was $91,000 compared to a net loss of $123,000 for the 2004 year-to-date period.

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

We assess the likelihood that we will be able to recover deferred tax assets. If recovery is unlikely, we must increase the provision for taxes by recording a valuation allowance against the estimated deferred tax assets that will not ultimately be recoverable. As of September 30, 2005, we believed that all of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is unlikely.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2005, we had cash and cash equivalents of $24,000. Net working capital at September 30, 2005, was $65,000, as compared to $242,000 on September 30, 2004. Current assets at September 30, 2005, were $1,531,000. The decrease in working capital was primarily due to accrual of current income tax expense and current deferred income tax expense resulting from transfer of income-tax burden from the shareholders to our company. We had no long term debt. Shareholders' equity as of September 30, 2005, was $3,061,000, which represented 68% of total assets.

During the nine months ended September 30, 2005, the net cash used by operating activities was $59,000 and was primarily attributable to an increase in accounts receivable of $324,000, a decrease in deferred income taxes of $125,000 offset by a reduction of $137,000 from the sale of marketable securities, and increases in taxes payable of $121,000, and accounts payable of $75,000.

Cash flows from investing activities decreased $2,000, due to property and equipment purchases.

Financing activities used $152,000 of cash for the nine months ended September 30, 2005. $42,000 was due to borrowings on our revolving line of credit. We borrow or repay this revolving debt as needed based upon our working capital obligations. We distributed a dividend of $47,800 to preferred shareholders of North Carolina Premier. We distributed $62,000 to certain shareholders of North Carolina Premier to permit them to pay income taxes on their portion of North Carolina Premier's S corporation taxable income reported on their respective personal income tax returns. We believe that internally generated funds, current cash on hand, and available borrowings under our revolving credit line will be adequate to meet foreseeable liquidity needs.

OUTLOOK

Our priority is to broaden the range of services we offer and build a more geographically diverse client base. We believe that achieving this goal will require a combination of merger activity and organic growth. This will in part depend on continued improvement in the U.S. jobs market.

OFF-BALANCE-SHEET ARRANGEMENTS

As of September 30, 2005, and during the prior three months then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

ITEM 3. CONTROLS AND PROCEDURES

Based on his evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2005, our chief executive officer has concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports.

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


                          PREMIER ALLIANCE GROUP, INC.
                                                     (Registrant)


DATE: November 15, 2005               By: /s/ Mark S. Elliott
                                          -------------------
                                          Mark S. Elliott
                                          President (Chief Executive Officer
                                          and Acting Chief Financial Officer)