Form 10KSB
period 2005-12-31
PREMIER ALLIANCE GROUP, INC.
filed 2006-03-30
CIK 1272550

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005


                        COMMISSION FILE NUMBER: 000-50502

                          PREMIER ALLIANCE GROUP, INC.

            NEVADA                                     20-0443575
(State of other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No | |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

Check of there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB | |

State issuer's revenues for its most recent fiscal year (ended December 31, 2005): $10,574,571

State the aggregate market value of voting stock held by non-affiliates: N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,811,093 shares of common stock were outstanding as of March 10, 2006.


                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement to be used in connection with the annual meeting of stockholders for the year 2005 will be incorporated by reference into Part III of this Form 10-KSB.

                          PREMIER ALLIANCE GROUP, INC.

             FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005



                                TABLE OF CONTENTS





                       PART I
                                                                                         Page
Item 1.                DESCRIPTION OF BUSINESS                                             1

Item 2.                DESCRIPTION OF PROPERTY                                             6

Item 3.                LEGAL PROCEEDINGS                                                   6

Item 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 6

                       PART II

Item 5.                MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS               6
                       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Item 6.                MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           6

Item 7.                FINANCIAL STATEMENTS                                                10

Item 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                    11
                       ACCOUNTING AND FINANCIAL DISCLOSURE

Item 8A.               CONTROLS AND PROCEDURES                                             11

Item 8B.               OTHER INFORMATION                                                   11

                       PART III

Item 9                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                  11

Item 10                EXECUTIVE COMPENSATION                                              11

Item 11                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND                 11
                       MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      11

Item 13                EXHIBITS, LIST AND REPORTS ON FORM 8-K                              12

Item 14                PRINCIPAL ACCOUNTANT FEES AND SERVICES                              12

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

THERE HAS BEEN A SIGNIFICANT SHIFT AS CUSTOMERS HAVE SENT SOME TECHNOLOGY SERVICES OFF-SHORE TO BE PERFORMED.

The demand for technology services has had a significant shift as many customers have continued to increase the amount of technology work moved to offshore facilities in attempt to gain savings via cheaper labor as well as to increase the technology resource pool they can draw from.

A DECLINE IN THE PRICE OF, OR DEMAND FOR, ANY OF OUR SERVICES, WOULD SERIOUSLY HARM OUR REVENUES AND OPERATING MARGINS.

Our IT consulting and solutions services accounted for substantially all of our revenues in 2005. We anticipate that revenues from our IT consulting and solution services will continue to constitute substantially all of our revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, IT consulting and solution services would seriously harm our business.

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

OUR REVENUES DEPEND ON A SMALL NUMBER OF LARGE SALES.

To date, we have received a significant portion of our revenues from large sales to a small number of customers. During 2005, our eight largest customers, Wachovia, Ahold Information Services, Bi-Lo, United Guaranty, Mecklenburg County, Michelin North America, Duke Energy, and Bank of America, together comprised 82% of our total annual revenues. Our operating results may be harmed if we are not able to complete one or more substantial sales to any large customers or we are unable to collect accounts receivable from any of our large customers in any future period.

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

ITEM 3.  LEGAL PROCEEDINGS.

As of December 31, 2005, and as of the date of this filing, we are not a party to any pending or threatened legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is not listed for sale on any exchange or trading medium. We are seeking to have our common stock quoted on the NASD's OTC Bulletin Board. Until that happens, there will be no public market for our common stock.

As of March 10, 2006, there were 184 holders of record of our common stock, excluding beneficial holders whose stock is held in the name of broker-dealers or banks.

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

RESULTS OF OPERATIONS

2005 AS COMPARED TO 2004

In 2005, we recorded revenue of $10.6 million, a decrease of 6.3% when compared to 2004 revenue of $11.3 million. We attribute this decrease in revenue to a combination of a decrease in billable hours during the year as well as an overall decrease in billable rates, due to pressures from off-shore competition. We anticipate that in 2006 billing rates will stabilize and that an increased demand for technology resources will result in an increase in our billable hours.

Cost of goods, defined as all costs for billable staff, represented 73.9% of revenue in 2005 as compared to 75.0% of revenue in 2004. The slight decrease in cost of goods as a percentage of revenue in 2005 as compared to 2004 is a reflection of our success at keeping compensation and benefits in line as industry billable rates shifted.

General and administrative (G&A) expenses represented 23.4% of revenue in 2005 as compared to 23.0% of revenue in 2004. We were able to decrease or hold flat overall the key G&A expense items, such as overhead wages, benefits, legal, accounting, professional services, travel, and rent.

Operating income was 2.7% of revenue in 2005 as compared to 2.0% of revenue in 2004, reflecting the decrease in Cost of goods and G&A expenses.

Other income and expense consisted of a net expense of $44,050 in 2005 compared to a net expense of $15,258 in 2004. The net expense in 2005 is attributable to an increase in interest expense and a loss in marketable securities combined with a significant drop in appreciation in life insurance policies.

Income taxes for 2005 resulted in an effective tax rate of 36%, compared to 160% in 2004. The 2004 income tax rate reflects the cumulative change of approximately $300,000 for income taxes resulting from the change in its tax filing status on June 7, 2004 from an S corporation to a C corporation.

In 2005 our Net income was $153,867, or $.02 per diluted share as compared to 2004 with a net loss of $120,564, or ($.02) per diluted share

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

Other income and expense consisted of a net expense of $15,528 in 2004 compared to net income of $17,636 (.004%) in 2003. The loss in 2004 is attributable to our incurring a $75,000 expense for net liabilities assumed in the share exchange. This was largely offset by gains in marketable securities and appreciation in life insurance policies.

In 2004 we changed our tax accounting method. This accelerated taxes on deferred revenue of $300,000. As a result, the net loss for 2004 was $120,564, or ($.02) per diluted share, compared with net income of $324,233 in 2003, or $.06 per diluted share.

CRITICAL ACCOUNTING POLICIES

OTHER INCOME

The most significant changes in other income were in the following areas.

In 2001 North Carolina Premier purchased variable life insurance policies for its shareholders. In 2004 the premiums were $92,418, income of $49,853 was recorded as a result of the cash surrender value's exceeding premiums, and the cash surrender value equaled $312,269. In 2005 the premiums were $100,080, income of $6,231 was recorded as a result of the cash surrender value's exceeding premiums, and the cash surrender value equaled $418,580.

Net interest expense increased $26,234 from $5,903 in 2004 to $32,137 in 2005.

Marketable securities are accounted for as trading securities and are stated at market value with unrealized gains and losses accounted for in net income before income taxes. In 2005 marketable securities were a loss of $19,941, as compared to a gain of $23,288 in 2004.

INCOME TAXES

Income taxes for 2005 resulted in an effective tax rate of 36%, compared to 160% in 2004. The 2004 income tax rate reflects the cumulative change of approximately $300,000 for income taxes resulting from the change in its tax filing status on June 7, 2004 from S corporation to C corporation.

On January 1, 2004, the company changed its method of accounting for tax purposes from the cash basis method of accounting to accrual basis method of accounting.

Upon issuing shares of Class A preferred stock in a private placement that closed on June 7, 2004, North Carolina Premier changed its tax filing status from S corporation to C corporation. The change shifted the burden of income tax liability from the shareholders to the corporation. The company was required to recognize deferred income and expense and a cumulative impact for income tax expense of $300,000.Prior to 2004, North Carolina Premier's shareholders had elected for the corporation to be taxed under Subchapter S of the Internal Revenue Code. Under this provision, shareholders are taxed on their proportionate share of the corporation's taxable income. As a Subchapter S corporation, North Carolina Premier bore no liability or expense for the income taxes and none is reflected in these financial statements for 2003. Similar provisions apply for state income taxes.

PROPERTY AND EQUIPMENT

Furniture, fixtures, and equipment are stated at cost. We provide for depreciation on a straight-line basis over estimated useful life of five years (for computer equipment) and seven years (for furniture and fixtures).

BUSINESS COMBINATIONS AND GOODWILL

Purchased goodwill in the amount of $2,718,385 was being amortized over 15 years until December 31, 2001. Accumulated amortization at December 31, 2001 was $487,101. North Carolina Premier adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires that all goodwill and indefinite life intangibles no longer be amortized. Goodwill must be evaluated for impairment on an annual basis. In accordance with SFAS No. 142, an annual impairment test is performed under which the estimated fair value of goodwill is compared with its carrying value. We have completed our annual impairment evaluation for the year ended December 31, 2005, and have concluded that there is no goodwill impairment loss to be recognized. As of December 31, 2005 and December 31, 2004, we had goodwill of $2,231,284.

In September 2004, North Carolina Premier invested in Critical Analytics Inc, a company that is developing a unique trading platform for analysts, traders, and investors. The venture combines our software development and support strengths with the architectural and industry specific business knowledge of Critical Analytics. We own 350,000 shares of stock representing approximately a 33% ownership interest in Critical Analytics. We use the equity method for recording earnings and losses. We recorded a loss on this investment of $5,001 for 2005.

We own one unit of ownership (representing 3% of the entire ownership interest) in Sharon Road Properties LLC, the entity that owns the property where our offices are located. We purchased that unit for $100,000. We recognize income as we receive distributions.

EXECUTIVE COMPENSATION AGREEMENTS

We have executive compensation agreements with key executives. We own three separate life insurance policies (Flexible Premium Multifunded Life), each with a face amount of $3,000,000. We pay all scheduled monthly premiums and retain all interests in each policy. If an insured employee were to die, we would pay the employee's designated beneficiary an annual survivor's benefit of $300,000 per year for 10 consecutive years after the employee's death.

EMPLOYEE BENEFIT PLAN

We have a 401(k) plan that covers substantially all employees. Plan participants can make voluntary contributions of up to 15% of compensation, subject to certain limitations, and we match a portion of employee contributions. Total contributions to the plan for the years ended December 31, 2005 and 2004 were approximately $45,403 and $20,132, respectively.

FINANCIAL CONDITION AND LIQUIDITY

As of December 31, 2005, we had cash and cash equivalents of $50,244, representing a decrease of 176,756 from the prior year. Net working capital at December 31, 2005, was $1,022,000, representing a decrease of $508,000. We had no long term debt. Shareholders' equity as of December 31, 2005, was $3,124,000, which represented 76% of total assets.

During the year ended December 31, 2005, the net cash provided by operating activities was $ 202,095 and was primarily attributable to decreases in accounts receivable of $84,000, and marketable securities of $139,000, offset by the increase of $106,000 of cash surrender value of our employee life insurance policies and decrease in deferred income taxes of $112,000. Cash flows from investing activities used $22,070 for property and equipment purchases.

Cash flows from investing activities used $22,070 for property and equipment purchases.

Financing activities used $366,800 of cash in 2005. Of that decrease, $257,000 was due to payments on our revolving line of credit. We borrow or repay this revolving debt as needed based upon our working capital obligation. We distributed $62,000 to certain North Carolina Premier's shareholders to permit them to pay income taxes on their portion of Premier's S corporation taxable income reported on their respective personal income tax returns. We distributed a dividend of $47,800 to preferred shareholders.

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

CONTRACTUAL OBLIGATIONS

As of December 31, 2005, our contractual obligations consisted of the following lease obligations:

         2006     $191,980

         2007     $197,264

         2008     $186,829

         2009     $110,866

These leases cover office premises and leased vehicles.

We have a loan agreement for a line of credit with a financial institution that provides us with a maximum credit line of $900,000. The line of credit is due on demand. We may only borrow up to 75% of accounts receivable aged at 90 days or less. Borrowings under the agreement bear interest at the LIBOR rate plus 3%, payable monthly. In addition, the loan is collateralized by substantially all our assets. Outstanding borrowings under the loan agreement were $305,078 and $562,708 at December 31, 2005 and 2004, respectively.

OFF-BALANCE-SHEET ARRANGEMENTS

As of December 31, 2005, and during the prior year then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

In addition, we were required to pay Cyndel & Co., Inc. a fee of $47,800 in connection with North Carolina Premier's June 2004 private placement of 597,500 shares of Class A preferred shares for an aggregate subscription price of $597,500. This fee was payable in 12 monthly installments, the last installment was paid in May 2005.

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

ITEM 8B. OTHER INFORMATION

None.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 9 is incorporated by reference to our definitive proxy statement relating to our 2006 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference to our definitive proxy statement relating to our 2006 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 11 is incorporated by reference to our definitive proxy statement relating to our 2006 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is incorporated by reference to our definitive proxy statement relating to our 2006 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 13. EXHIBITS

The following exhibits are filed as a part of, or incorporated by reference into, this report.

No.      Description
---      ------------
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

10.3 Form of warrant issued to holders of shares of Class A convertible preferred stock (incorporated by reference to exhibit 10.3 to Form 10-KSB of the registrant filed with the Commission on March 31, 2005).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement relating to our 2006 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PREMIER ALLIANCE GROUP, INC.


Date:    March 31, 2006                    By:      /s/ Mark S. Elliott
                                                    ----------------------------
                                                    Mark S. Elliott, President


In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Date:    March 31, 2006                    By:      /s/ Mark S. Elliott
                                                    ----------------------------
                                                    Mark S. Elliott, President


Date:    March 31, 2006                    By:      /s/ Kevin J. Hasenfus
                                                    ----------------------------
                                                    Kevin J. Hasenfus, Director


Date:    March 31, 2006                    By:      /s/ Robert N. Yearwood
                                                    ----------------------------
                                                    Robert N. Yearwood, Director

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




Audit Committee
Premier Alliance Group, Inc.
Charlotte, North Carolina




                          INDEPENDENT AUDITORS' REPORT


     We have audited the accompanying balance sheet of Premier Alliance Group, Inc. as of December 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the two years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Alliance Group, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.



                                                    Scharf Pera & Co., PLLC





February 9, 2006

Charlotte, North Carolina



                                      (F1)

                          PREMIER ALLIANCE GROUP, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2005

                ASSETS


CURRENT ASSETS:
  Cash                                             $   50,244
  Accounts receivable                               1,028,580
  Marketable securities                                15,085
  Prepaid expenses and
     other current assets                              31,573
                                             ----------------

    Total current assets                                        $      1,125,482

PROPERTY AND EQUIPMENT - at
  cost less accumulated depreciation                                      43,765

OTHER ASSETS:
  Goodwill                                          2,231,284
  Investment in equity-method investee                235,302
  Investment in cost-method investee                  100,000
  Cash surrender value of officers'
     life insurance                                   418,580
  Deferred tax asset                                    9,000
  Deposits and other assets                             4,500
                                             ----------------

   Total other assets                                                  2,998,666
                                                                ----------------
                                                                $      4,167,913
                                                                ================




                        SEE NOTES TO FINANCIAL STATEMENTS



                                      (F2)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                         $     305,078
  Accounts payable                                           278,190
  Accrued expenses                                           373,812
  Income taxes payable                                        17,950
  Deferred income taxes                                       69,000
                                                       -------------

    Total current liabilities                                           $   1,044,030

COMMITMENTS AND CONTINGENCIES                                                       -

STOCKHOLDERS' EQUITY
Class A convertible preferred stock,
liquidation preference of $0.05 per share,
  $.001 par value 5,000,000 shares authorized,
  617,598 shares issued and outstanding                          618
Common stock, $.001 par value, 45,000,000
  shares authorized, 5,811,093 shares
  issued and outstanding                                       5,811
Additional paid-in capital                                 3,300,639
Accumulated deficit                                         (183,185)
                                                       -------------

   Total stockholders' equity                                               3,123,883
                                                                        -------------

                                                                        $   4,167,913
                                                                        =============


                        SEE NOTES TO FINANCIAL STATEMENTS

                                      (F3)

                          PREMIER ALLIANCE GROUP, INC.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                    2005                  2004
                                             ----------------        --------------
NET REVENUES                                 $     10,574,571        $   11,285,227
                                             ----------------        --------------

OPERATING EXPENSES:

Cost of revenues                                    7,813,893             8,465,727
  Selling, general and administrative               2,461,316             2,576,984
  Depreciation                                         14,432                17,625
                                             ----------------        --------------

    Total operating expenses                       10,289,641            11,060,336

INCOME FROM OPERATIONS                                284,930               224,891

OTHER INCOME (EXPENSE):
  Net liabilities assumed in acquisition                    -               (75,000)
  Interest expense, net                               (32,137)               (5,903)
  (Loss) gain on marketable securities                (19,942)               23,288
  Officers' life insurance income                       6,232                49,853
  Equity in net loss of equity-method investee         (5,001)               (9,696)
  Other income                                          6,798                 2,200
                                             ----------------        --------------

   Total other expense                                (44,050)              (15,258)
                                             ----------------        --------------

NET INCOME BEFORE INCOME TAXES                        240,880               209,633

INCOME TAX EXPENSE                                    (87,013)             (330,197)
                                             ----------------        --------------

NET INCOME (LOSS)                                     153,867              (120,564)
PREFERRED STOCK DIVIDEND                              (47,800)                    -
                                             ----------------        --------------
NET INCOME (LOSS) AVAILABLE FOR
  COMMON STOCKHOLDERS                                 106,067              (120,564)


Net income (loss) per share, basic
  and diluted                                $           0.02        $        (0.02)
                                             ================        ==============
Weighted average number of shares,
  basic and diluted                                 5,811,093             5,266,845
                                             ================        ==============


                        SEE NOTES TO FINANCIAL STATEMENTS


                                      (F4)

                          PREMIER ALLIANCE GROUP, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


                                           Class A                                              Retained
                                       Preferred Stock        Common Stock        Additional    Earnings         Total
                                       --------------------------------------      Paid-In    (Accumulated    Stockholders'
                                       Shares  Amount       Shares    Amount       Capital       Deficit)       Equity
                                       -------------------------------------------------------------------------------------
Balance at
  December 31, 2003                                       5,168,126   $  5,168   $ 1,668,019   $ 1,206,048    $ 2,879,235

Net loss                                                                                          (120,564)      (120,564)

S Corporation distributions                                                                       (255,063)      (255,063)

Deemed distribution and
  contribution to capital
  in conversion of S Corporation
  to C Corporation                                                                 1,057,673    (1,057,673)          -

Issuance of Class A
  preferred stock
                                      617,598   $ 618                                575,590                      576,208
Common stock held by Continuum
  Group C Inc. stockholders                                 642,939        643          (643)                        -
                                      -------     ---     ---------      -----     ---------      --------      ---------
Ending Balance,                       617,598      61     5,811,065      5,811     3,300,639      (227,252)     3,079,816
  December 31, 2004

Net income                                                                                           153,8        153,867

Rounding of shares on
  reverse split                                                          28                                          -

S Corporation distributions                                                          (62,000)                     (62,000)

Dividends on Class A
  preferred stock                                                                                 (47,800)        (47,800)
                                      -------     ---     ---------      -----   -----------   ----------     -----------
Ending Balance,
  December 31, 2005                   617,598   $ 618     5,811,093   $  5,811   $ 3,238,639   $ (121,185)    $ 3,123,883
                                      =======   =====     =========   ========   ===========   ==========     ===========






                        SEE NOTES TO FINANCIAL STATEMENTS



                                      (F5)

                          PREMIER ALLIANCE GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004



                                                         2005             2004
                                                      ----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                    $   153,867     $    (120,564)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation expense                                   14,432            17,625
   Increase cash surrender value of officers'
    life insurance                                      (106,311)         (142,271)
   (Decrease) increase in deferred income taxes         (112,000)          172,000
   Equity in loss of equity-method investee                5,002             9,696
  Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable             83,909          (243,147)
   Decrease (increase) in marketable securities          139,545           (33,910)
   (Increase) decrease in prepaid expenses                (6,232)          455,379
   Decrease in deposits and other assets                   1,516            17,434
   Increase in accounts payable                           22,127           256,063
   Decrease in excess of outstanding
    checks over bank balances                                             (797,632)
   Increase (decrease) in accrued expenses                10,708            (4,172)
   (Decrease) increase in income taxes payable            (4,468)           22,418
                                                     -----------     -------------
  Net cash provided by (used in) operating
   activities                                            202,095          (391,081)
                                                     -----------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                    (22,070)          (15,269)
  Investment in equity-method investee                         -          (250,000)
                                                     -----------     -------------
   Net cash used in investing activities                   2,070)         (265,269)
                                                     -----------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  S Corporation distributions                            (62,000)         (255,063)
  Dividends paid                                         (47,800)             -
  (Payments on) proceeds from line of credit            (257,000)          562,078
  Proceeds from preferred stock issuance                      -            576,208
                                                     -----------     -------------
   Net cash (used in) provided by
   financing activities                                 (366,800)          883,223
                                                     -----------     -------------
Net (decrease) increase in cash                         (186,775)          226,873
Cash - beginning of year                                 237,019            10,146
                                                     -----------     -------------
Cash - end of year                                   $    50,244      $    237,019
                                                     ===========     =============



                        SEE NOTES TO FINANCIAL STATEMENTS


                                      (F6)

                          PREMIER ALLIANCE GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                   (continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                              2005               2004
                                          -----------         -----------
Cash payments for:
  Interest                                     36,336             15,102
  Income taxes                                205,000            135,779


Cash received for:
  Interest                                      4,199              9,199



Net liabilities assumed in acquisition of
  Continuum Group C Inc.                          -               75,000





                        SEE NOTES TO FINANCIAL STATEMENTS


                                      (F7)

                          PREMIER ALLIANCE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004



NOTE 1 - ORGANIZATION AND BUSINESS:

     Premier Alliance Group, Inc. ("Old Premier") was organized under the laws of North Carolina in June, 1995. Old Premier provided information technology solution and consulting services to customers operating in a variety of industries throughout the United States.

     On November 5, 2004, Old Premier and its shareholders consummated a share exchange agreement with the Company. The Company was an inactive public company that was organized in Nevada in January, 2000. Pursuant to the exchange agreement, shareholders of Old Premier were issued 36,176,863 shares of common stock and 4,323,157 shares of Class A convertible preferred stock in exchange for all of their outstanding common stock and preferred stock in Old Premier. As a result of the share exchange agreement, the shareholders of Old Premier acquired a majority (90%) of the issued and outstanding common and preferred stock of the merged company. For accounting purposes, the transaction was accounted for as a reverse merger. Old Premier was merged into the Company and immediately after the merger the Company was renamed Premier Alliance Group, Inc. The Company accounted for the share exchange using the purchase method of accounting as prescribed by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations". The Company did not record any amount for goodwill on the share exchange; the Company did record $75,000 of expense representing the amount that the Company's liabilities exceeded assets on November 5, 2004. The historical financial statements prior to November 5, 2004 are those of Old Premier.

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




                                      (F8)

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

     GOODWILL AND INTANGIBLE ASSETS:

         Purchased goodwill in the amount of $2,718,385 was being amortized over 15 years until December 31, 2001. Accumulated amortization at December 31, 2001 was $487,101. Effective January 1, 2002, the Company ceased amortization of goodwill in accordance with FASB SFAS No. 142, "Goodwill and Other Intangible Assets". The Company assesses goodwill for impairment annually.

     REVENUE RECOGNITION:

         The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of any agreement exists, services have been rendered, and collectibility is reasonably assured.

     INCOME TAXES:

         On June 6, 2004, effective with the issuance of preferred stock, the Company was required by income tax regulations to change from an S Corporation to a C Corporation. Prior to June 6, 2004, as an S Corporation, the Company had no liability or expense for income taxes and none were reflected in the financial statements for 2004 prior to June 6, 2004. Effective with the conversion to a C Corporation, the Company accounts for income taxes under FASB SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. (See Note 9)



                                      (F9)

     USE OF ACCOUNTING ESTIMATES:

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

     RECLASSIFICATIONS

         Certain reclassifications have been made in the prior year financial statements to conform to classifications used in the current year.

     RECENT PRONOUNCEMENTS:

         In June 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections". SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" and FAS No. 3 "Reporting Accounting Changes in Interim Financial Statements". FASB No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new account principle. FASB No. 154 also requires that a change in estimate, and correction of errors in previously issued financial statements should be termed as a "restatement." The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material effect on the consolidated financial statements of the Company.

         In March 2005, the FASB issued FASB Staff Position (FSP) FIN 46(R)-5, "Implicit Variable Interest Under FIN 46(R). FSP FIN 46(R)-5 states that a reporting entity should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or in a potential VIE. If the aggregate of the explicit and implicit variable interests held by the reporting entity and its related parties would, if held by a single part, identify that part as the primary beneficiary, the party within the group most closely associated with the VIE should be deemed the primary beneficiary. The guidance of FSP FIN 46(R)-5 was effective for the reporting period beginning after March 3, 2005. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.





                                     (F10)

         In March 2005, the FASB also issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. This pronouncement is effective for the Company beginning December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company's consolidated financial statements.



NOTE 3 - PROPERTY AND EQUIPMENT:


     The principal categories and estimated useful lives of property and equipment are as follows:

                                                     Estimated
                                                    Useful Lives
                                                    ------------
     Office equipment                $   289,586         5 years
     Furniture and fixtures               61,962         7 years
     Computer software                    17,100         3 years
                                     -----------
                                         368,648
     Less: accumulated depreciation     (324,883)
                                     -----------
                                     $    43,765
                                     ===========


NOTE 4 - MARKETABLE SECURITIES CLASSIFIED AS TRADING SECURITIES:

     Under SFAS 115, securities that are bought and held principally for the purpose of selling them in the near term (thus held only for a short time) are classified as trading securities. Trading generally reflects active and frequent buying and selling, and trading securities are generally used with the objective of generating profits on short-term differences in price. The change in the net unrealized holding gain or loss for the year ended December 31, 2005, which is included in income from operations, is as follows:

                                               Fair Market
                                   Cost           Value         Holding Loss
                               -----------    ------------    ---------------


Equity Investments             $    33,205    $     15,085    $        18,120



                                     (F11)

NOTE 5 - INVESTMENT IN EQUITY-METHOD INVESTEE:

     In 2004, the Company invested $250,000 for 33 percent ownership of Critical Analytics, Inc. Critical Analytics, Inc. is in the business of software development and consulting services. The Company accounts for this investment using the equity method. The Company records its proportionate share of income or loss from Critical Analytics, Inc.'s results of operations; correspondingly, the carrying amount of the investment is increased by equity in earnings and reduced by equity in losses. During 2005 and 2004, the Company recorded losses of $5,001 and $9,696 as its equity in Critical Analytics, Inc., respectively. Summarized financial information of Critical Analytics, Inc. at December 31, 2005 and 2004 is as follows:

                                                     2005            2004
          Assets:
            Current assets                       $   219,673     $   251,602
            Property and equipment - net              13,748           5,964
                                                 -----------     -----------

                                                 $   233,421     $   257,566
                                                 -----------     -----------

          Liabilities and stockholders' equity:
            Current liabilities                  $    27,069     $    36,210
            Stockholders' equity                     206,352         221,356
                                                 -----------     -----------

                                                 $   233,421     $   257,566
                                                 ===========     ===========

            Gross revenue                        $       -       $       -
            Other income                               5,736             -
            Operating expenses                       (20,740)        (29,099)
                                                 -----------     -----------

            Net loss                             $   (15,004)    $   (29,099)
                                                 ===========     ===========


NOTE 6 - INVESTMENT IN LIMITED LIABILITY COMPANY:

     The Company has an investment in a limited liability company, which owns approximately 33 percent of the office building that the Company leases office space from in Charlotte, North Carolina. The Company's investment represents an approximate 3 percent share of ownership in the limited liability company. Because the limited liability company interest does not have a readily determinable fair value, the Company accounts for its investment using the cost method. Accordingly, the carrying value of $100,000 is equal to the capital contribution the Company has made. Income is recognized when capital distributions are received by the Company. A capital distribution of $0 and $4,200 was received and recognized as income in the year ended December 31, 2005 and 2004, respectively.



                                     (F12)

NOTE 7 - NOTES PAYABLE:

     The Company has entered into a loan agreement for a line of credit with a financial institution, providing the Company with a maximum credit line of $1,500,000. The line of credit is due on demand. The Company may only borrow up to 75 percent of accounts receivable aged at 90 days or less plus $600,000 in aggregate guarantees provided by certain stockholders of the Company. Borrowings under the agreement bear interest at the LIBOR rate plus 3 percent (7.4 percent at December 31, 2005), payable monthly. In addition, the loan is collateralized by substantially all assets of the Company. Outstanding borrowings under the loan agreement were $305,078 and $562,078 at December 31, 2005 and 2004, respectively.

NOTE 8 - STOCKHOLDERS' EQUITY:

     COMMON STOCK:

         On November 5, 2004, the Company issued 36,176,863 shares to the stockholders of Old Premier in exchange for all the outstanding common stock of Old Premier. The total number of shares outstanding post-merger was 40,676,863 including, 4,500,000 shares held by the former stockholders of Continuum Group C, Inc. On December 16, 2004, the Company effected a 7:1 reverse split of its outstanding common stock resulting in 5,811,093 common shares outstanding. All share and per share amounts in the financial statements are restated retroactively for the split.

     CLASS A CONVERTIBLE PREFERRED STOCK:

         On November 5, 2004 the Company issued 4,323,137 Class A Preferred shares to the stockholders of Old Premier in exchange for all the outstanding preferred stock of Old Premier. Old Premier had issued preferred stock on June 6, 2004 for $576,208, net of issue costs. On December 16, 2004, the Company effected a 7:1 reverse split of its outstanding preferred shares resulting in 617,598 preferred shares outstanding. All share amounts in the financial statements are restated retroactively for the split.

         The Class A Preferred Stock accrues 8 percent per annum dividends on a stated "dividend value". "Dividend value" is the amount equal to $0.98 per share for each share of Class A Preferred Stock outstanding. The dividends began accruing June 1, 2004, and are cumulative. Dividends are payable annually in arrears. During 2005, the Company declared and paid dividends of $47,800 ($0.07 per preferred share). At December 31, 2005, $27,883 ($0.05 per preferred share) of dividends have accrued on these shares respectively. However, they are unrecorded on the Company's books until declared.


                                     (F13)

         The Class A Preferred Stock is convertible, at the holder's option, into common stock on a one to one basis at any time. The Class A Preferred Stock will automatically convert into common shares on the first day the Company's common stock price exceeds $2.03 per share. No Class A Preferred Stock has been converted at December 31, 2005.

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

     WARRANTS:

         A common stock purchase warrant was issued to holders of Class A Preferred Stock on a one to one basis. The warrants have an exercise price of $2.00 per common share and expire June 1, 2007. No warrants have been exercised at December 31, 2005.

     STOCK OPTIONS:

         The Company in 2004 issued options to a consultant to the Company. The options are for the number of shares equal to 4.5 percent (261,494 at December 31, 2005) of outstanding common shares on the "option price date" at an exercise price equal to the average market price of the Company's common stock during the 10 trading days immediately prior to the "option price date". The "option price date" is defined as the 90th day after the commencement of the trading of shares of the Company's common stock. The options expire two years following the "option price date". There was no material value placed on the grant of the options by the Company or the consultant on the date of the option grant.

     ADDITIONAL PAID-IN CAPITAL:

         The Company had $1,057,673 of undistributed earnings (retained earnings) at the date of its conversion from an S Corporation to a C Corporation. In accordance with SEC Staff Accounting Bulletin Topic 4B, the Company treated this amount as a constructive distribution to the owners followed by a contribution to the capital of the corporation by the owners. During 2005, the Company made S Corporation distributions of $62,000, which was recorded as a reduction of the additional paid-in capital contributed by the owners.


                                     (F14)

NOTE 9 - INCOME TAXES:

     Significant components of the income tax provision is summarized as follows:
                                             2005             2004
                                         -----------      -----------
       Current provision:
              Federal                    $   163,396      $   129,884
              State                           35,617           28,313
       Deferred provision:
              Federal                        (91,000)         141,000
              State                          (21,000)          31,000
                                         -----------      -----------
                                         $    87,013      $   330,197
                                         ===========      ===========


     A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate on income before income taxes for the years ended December 31, 2005 and 2004 follows:

                                             2005             2004
                                         -----------      -----------
       Federal statutory rate                   34.0%            34.0%
       State income taxes, net of
         federal income tax benefit              4.5              4.5
       Income tax effect attributable
         to portion of the year the
         Company was recognized as an
         S Corporation for federal
         tax purposes                            -              (17.3)
       Income tax effect of conversion
         From an S Corporation to a C
         Corporation and conversion
         from cash basis to accrual
         basis for income taxes                  -              122.4
       Permanent difference                     (2.4)            13.9
                                         -----------      -----------
                                                36.1%           157.5%
                                         ===========      ===========



                                     (F15)

     The Company provides for income taxes using the liability method in accordance with FASB SFAS No. 109 "Accounting for Income Taxes". Deferred income taxes arise from the differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at December 31, 2005:

                                                     2005
                                                 -----------

       Deferred income tax assets:
         Accrued compensation                    $    20,000
         Trading securities                            7,000
         Intangible assets                            18,000
                                                 -----------
                                                      45,000

       Less: Valuation allowance                         -
       Net deferred income tax
         assets                                  $    45,000
                                                 ===========

       Deferred income tax
         liabilities:
           Property and equipment                $    (9,000)
           Income tax effect of
             conversion from an S
             Corporation to a C
             Corporation and conversion
             from cash basis to accrual
             basis for income taxes                  (96,000)
                                                 -----------
       Total deferred tax liabilities               (105,000)
                                                 ===========
       Net deferred income tax
         liabilities                             $   (60,000)
                                                 ===========





                                     (F16)

NOTE 10 - NET INCOME (LOSS) PER SHARE:

     In accordance with FASB SFAS No. 128, "Earnings per Share", and SEC Staff Accounting Bulletin No. 98, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted - average number of common shares outstanding during the period. Under SFAS No. 128, diluted income or loss per share is computed by dividing net income or loss for the period by the weighted - average number of common and common equivalent shares, such as stock options, warrants and convertible securities, outstanding during the period. Such common equivalent shares have not been included in the Company's computation of net income (loss) per share in 2005 and 2004 as their effect would have been anti-dilutive.


                                             2005              2004
                                         -----------       -----------
     Net income (loss)                   $   153,867       $  (120,564)
     Preferred stock dividend                (47,800)              -
                                         -----------       -----------
     Numerator - net income (loss)
       Available to common stockholders      106,067          (120,564)

     Denominator - Weighted - average
       shares outstanding                $ 5,811,093       $ 5,266,845
                                         ===========       ===========

     Net income (loss) per share         $      0.02       $     (0.02)
                                         ===========       ===========

     Incremental common shares (not
       included because of their anti-
       dilutive nature)
         Stock options                       261,494           261,494
         Stock warrants                      617,598           617,598
         Convertible preferred stock         617,598           617,598
                                         -----------       -----------
                                           1,496,690         1,496,690
                                         ===========       ===========


NOTE 11 - COMMITMENTS AND CONTINGENCIES:

     The Company is obligated under various operating leases for office space and automobiles.

     The future minimum lease payments under noncancellable operating leases with initial remaining lease terms in excess of one year (including the related party lease below), as of December 31, 2005, are as follows:

                                                   Lease
                 Year Ending                     Payments
                                               -----------
                     2006                      $   191,980
                     2007                          197,264
                     2008                          186,829
                     2009                          110,866
                     2010                              -
                  Thereafter                           -
                                               -----------
                                               $   686,939
                                               ===========


                                     (F17)

     Rent expense for operating leases during 2005 and 2004 was approximately $203,437 and $256,718, respectively.

     The Company has a 3 percent ownership interest in a limited liability company that owns approximately 33 percent of the building the Company leases office space from in Charlotte, North Carolina. Additionally, an individual stockholder of the Company owns approximately 30 percent of the same limited liability company. Rent expense pertaining to this operating lease during 2005 and 2004 was approximately $129,931 and $197,138, respectively.

NOTE 12 - EMPLOYEE BENEFIT PLAN:

     The Company has a 401(k) plan which covers substantially all employees. Plan participants can make voluntary contributions of up to 15 percent of compensation, subject to certain limitations. Under this plan, the Company matches a portion of employee deferrals. Total contributions to the plan for the years ended December 31, 2005 and 2004 were approximately $45,403 and $21,232, respectively.

NOTE 13 - ADVERTISING:

     The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2005 and 2004 were $4,885 and $7,647, respectively.

NOTE 14 - MAJOR CUSTOMERS:

     Approximately 43 and 57 percent of total revenues were made to one customer for the years ended December 31, 2005 and 2004, respectively.

NOTE 15 - OTHER MATTERS:

     CASH CONCENTRATION:

         The Company maintains some of its cash in bank deposit accounts, money market funds and certificates of deposits, which, at December 31, 2005, exceeded federally insured limits by $105,856. These accounts are maintained in high credit quality financial institutions in order to reduce the risk of potential losses. The Company has not experienced any losses in these accounts.



                                     (F18)