Form 10KSB/A
period 2005-12-31
PREMIER ALLIANCE GROUP, INC.
filed 2006-04-27
CIK 1272550

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                  FORM 10-KSB/A



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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ?

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ? No X

Check of there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ?

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

                          PREMIER ALLIANCE GROUP, INC.

             FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005



                                TABLE OF CONTENTS





                           PART I                                          Page

Item 1.      DESCRIPTION OF BUSINESS                                         1
Item 2.      DESCRIPTION OF PROPERTY                                         7
Item 3.      LEGAL PROCEEDINGS                                               7
Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             7

             PART II

Item 5.      MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS           7
             AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       7
Item 7.      FINANCIAL STATEMENTS                                           13
Item 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON               13

             ACCOUNTING AND FINANCIAL DISCLOSURE

Item 8A.     CONTROLS AND PROCEDURES                                        13
Item 8B.     OTHER INFORMATION                                              13

             PART III

Item 9       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT             14
Item 10      EXECUTIVE COMPENSATION                                         14
Item 11      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND            14

             MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 14
Item 13      EXHIBITS, LIST AND REPORTS ON FORM 8-K                         15
Item 14      PRINCIPAL ACCOUNTANT FEES AND SERVICES                         15

SIGNATURES
FINANCIAL STATEMENTS                                                       F-1
EXHIBITS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS


                               GENERAL INFORMATION

CORPORATE INFORMATION


         Premier Alliance Group, Inc. was incorporated on January 5, 2000, as Continuum Group C Inc. under the laws of the State of Nevada in accordance with a joint plan of reorganization (the "Plan") for The Continuum Group, Inc. ("CGI") in bankruptcy case 95-B-44222 (Chapter 11) in the U.S. Bankruptcy Court, Southern District of New York. The bankruptcy court entered an order on September 15, 1999 approving the Plan. We, along with three other companies, Continuum Group A Inc., Continuum Group B Inc. and Continuum Group D Inc., were specifically formed as public shells to effect the terms of the Plan (the "Continuum Shells").

         The Plan provided for the formation of the Continuum Shells and (a) the issuance of shares of each of the Continuum Shells' common stock to Hanover Capital Corporation, which funded the Plan; (b) the issuance of shares of the Continuum Shells' common stock to holders of CGI's allowed unsecured claims; and
(c) the issuance of shares of Continuum Shells' common stock to CGI's pre-bankruptcy stockholders.

         Prior to November 5, 2004 and since inception, we had not engaged in any business operations other than organizational activities; and other than issuing shares to our stockholders, we never commenced operational activities. On that date, we consummated the share exchange agreement dated as of October 12, 2004, among the Company, Premier Alliance Group, Inc., a North Carolina corporation ("North Carolina Premier"), and the shareholders of North Carolina Premier. As a result, North Carolina Premier became our wholly-owned subsidiary, and we changed our name to Premier Alliance Group, Inc. Prior to this merger, management operated the Company as a separate organization. Our financial statements included in this prospectus for periods prior to the merger are those of North Carolina Premier.

         On December 16, 2004, we effected a 7:1 reverse split of our outstanding common stock resulting in 5,811,093 common shares outstanding. All share and per share amounts in this prospectus are restated retroactively for the split.

         As part of this transaction, we issued 5,811,093 shares of our common stock and 617,598 shares of our Class A convertible preferred stock to the shareholders of North Carolina Premier in exchange for all of North Carolina Premier's outstanding shares of common stock and preferred stock. The shares of common stock issued to the shareholders of North Carolina Premier constitute approximately 88% of our currently outstanding shares of common stock. The shares of our common stock and Class A preferred stock issued to the shareholders of North Carolina Premier represent approximately 90% of the voting power of our capital stock, on a fully diluted basis.

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

Our business consists of providing information technology, or "IT," services to our clients. Our services typically encompass the IT business-solution software development life cycle. The IT business-solution software development life cycle refers to industry standard steps typically followed in developing or creating software (the blueprint methodology), including phases for planning, developing, implementing, managing, and ultimately maintaining, the IT solution. It is this process that creates quality software while minimizing issues for customers. A typical customer is an organization with complex information and data-processing requirements. Technology is crucial in all industries and therefore we market and sell to many sectors of business. We promote our services through our two delivery channels, IT Services and IT Solutions divisions. These divisions operate as one from an accounting and overall management perspective; however they are differentiated from a marketing and customer presentation perspective only. Management reviews and oversees the divisions as one combined entity, utilizes resources across both areas, and makes operational assessments and plans together. In light of this, Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131 "Business segments" does not require separate financial reporting and the two channels are consolidated in all financial report presentations.

IT Services Division. This division provides staffing and consulting services across a broad range of skills and expertise. We recruit, retain, manage, and provide to our clients skilled business and technical expertise to help lead and train our customers or supplement their staffing requirements. In these contracts we bill our clients on a time-and-materials basis for all work performed. Because of the type of expertise involved and the complexity of the technology, customers seeking such services from us typically commit to long-term contracts that are typically a minimum of 9 months in which our staff work on site at client facilities under the daily direction of the client management. It is very common that we obtain contract extensions with our clients for our consulting resources.

Our recruiting and sales organization work with customers to define their requirements and staff the work using our then-current employees or recruit additional personnel on either an employee or consultant basis. In order to meet rapid response time required in today's market, for each client project we enter on our automated web-enabled software platform information relating to customer requirements and information regarding our candidate pool and our manpower needs. Our typical customers are Fortune 500 companies (including Wachovia, Michelin, Duke Power, and Bank of America), and they seek our expertise in areas such as application design and programming, systems analysis, database administration, web development, network administration, technical support, project management, and business analysis. Revenues from this division currently constitute 85 - 90% of our revenues, and we expect that to continue to be the case for the foreseeable future.

IT Solutions Division. This division handles advanced technologies and solutions and provides expertise in project management, architecture, and project methodology. Its focus is to service customers on a project or deliverable basis. The work can be performed at customer facilities or at our facilities. With this type of work the customer typically enters into a contract with us for a fixed price bid that provides for delivery of a given service or delivery at a stated time. Services provided by this group range from helping clients assess their business needs and identifying the right technology solution, to helping customers select and implement packaged software, to designing, constructing, and testing new systems and integrating them with the customer's existing technology. Our core expertise is in creating customized applications or systems that are web enabled and transaction based systems. Typically the technology is based in the Object Oriented architecture. Because applications are customized specifically for individual customers (research and development is not a part of our process), we architect a system to meet a specific business need. In an IT Solution contract, we have complete control and accountability over the effort and delivery from a day to day perspective by picking resources, managing and directing them, and determining the way we complete the project.

SUMMARY

Our focus has been to deliver quality services in a variety of ways that continue to respond to changes in the industry. This responsiveness has resulted in our being recognized as a provider of quality services (as evidenced by our being named a preferred vendor by a number of Fortune 500 companies). Being a company's preferred vendor or sub vendor means that we are one of a finite group of companies that are authorized to service a customer's technology needs. This gives us a tremendous advantage in terms of our ability to compete for that company's business, especially as industry consolidation continues, as it also greatly enhances our credibility with potential customers. If, as we expect, we continue to grow, that should make it easier for us to maintain our preferred-vendor status with existing customers and should increase our ability to be names as a preferred vendor for new customers.

Our clients include businesses in a wide variety of industries that use different types of hardware and software. This diversification has been key to
(1) limiting our exposure to volatility in our industry, (2) providing new opportunities for growth, and (3) assisting customers who need IT services to address new challenges.


In delivering our services, Premier Alliance Group has 4 key functional areas or groups that ensure delivery:

         (a) Recruiting - sources and identifies the consulting staff we hire;
         (b) Sales - works with our customers to identify opportunities for our services;
         (c) Operations - provides the day to day support of the consulting staff in the field as well as all back office functions (HR, finance);
         (d) Consultants - these are our field "engineers" that deliver the service our customers need.



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


SALES

Our sales team is our primary interface with the client. They develop and maintain business relationships by building knowledge on our client businesses, technical environments and strategic direction. We use a central repository system that links recruiter information with customer information (requisitions, etc..) to manage our process efficiently.

OPERATIONS

Our operations team provides several functions in the company. Primary support and service for our consultants on a daily basis is critical. This ensures quality and delivery to our client. A key is the facilitation of information from client to consultant to overcome the obstacle of our folks working remote at client sites. Operations also handles all HR functions (benefit administration, payroll, background processing) as well as financial processing (billing, AP, AR, reporting).


COMPETITION


The market for IT services is highly competitive. It is also highly fragmented, with many providers and no single competitor maintaining clear market leadership. Our competition varies by location, type of service provided, and the customer to whom services are provided. Our competitors fall into four categories: large national or international vendors; hardware vendors and suppliers of packaged software systems; small local or regional firms specializing in specific programming services or applications; and internal IT staff at our customers and potential customers. We believe that to compete successfully, we must have an office in the relevant market, offer appropriate IT solutions, be able to staff our work with skilled professionals, and price our services competitively. When servicing our customers, Premier typically signs master contracts for a 1 to 3 year period. The contracts typically set rules of engagement, pricing guidelines, and any discount processes required (volume typically). The contracts manage the relationship and are not indicators of guaranteed work. Individual contracts are put in place (under the master agreement) for each consultant assigned to the client site and cover logistics of length of contract and bill rate per hour for the particular assignment. In most cases contracts can be terminated with a notice of 10 to 30 days.

                                  RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations. If any of these risks or uncertainties actually occurs, the trading price of our common stock could decline and you could lose all or part of your investment.


         RISKS RELATED TO OUR BUSINESS AND INDUSTRY

THERE HAS BEEN A SIGNIFICANT DECREASE IN OUR BUSINESS AS CUSTOMERS SEEK SIMILAR TECHNOLOGY SERVICES OVERSEAS. IF WE ARE NOT ABLE TO REPLACE THIS REVENUE STREAM OUR PROFITABILITY WILL DECREASE.

The demand for technology services in general has significantly decreased as many customers increasely seek technology services similar to ours from overseas or foreign competitors. This "outsourcing" of technology services allow these companies to gain savings via cheaper labor as well as to increase the technology resource pool they can draw from. If we cannot replace this revenue stream, we may not be able to compete and our profitability and future operations will be negatively impacted

A DECLINE IN THE PRICE OF, OR DEMAND FOR, ANY OF OUR IT CONSULTING AND SOLUTION SERVICES, WOULD SERIOUSLY HARM OUR REVENUES AND OPERATING MARGINS.


Our IT consulting and solutions services accounted for substantially all of our revenues in 2005. We anticipate that revenues from our IT consulting and solution services will continue to constitute substantially all of our revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, IT consulting and solution services would seriously harm our business.


OUR REVENUES DEPEND ON A SMALL NUMBER OF LARGE SALES. IF ANY OF THESE CUSTOMERS DECIDE THEY WILL NO LONGER USE OUR SERVICES, OUR REVENUES WILL DECREASE AND OUR FINANCIAL PERFORMANCE WILL BE SEVERELY IMPACTED.

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

INTENSE COMPETITION IN OUR TARGET MARKET COULD IMPAIR OUR ABILITY TO GROW AND TO ACHIEVE PROFITABILITY. IF WE DO NOT GROW, OUR COMPETITIVE ABILITY WILL BE SEVERELY RESTRICTED, WHICH WOULD DECREASE OUR PROFITABILITY.

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

OUR LENGTHY SALES CYCLE COULD CAUSE DELAYS IN REVENUE GROWTH, WHICH COULD MAKE IT MORE DIFFICULT TO ACHIEVE OUR GROWTH OBJECTIVES.


The period between our initial contact with a potential customer and that customer's purchase of our services is often long. A customer's decision to purchase our services involves a significant allocation of resources on our part, is influenced by a customer's budgetary cycles, and in many instances involves a preferred-vendor process. To successfully sell our services, generally we must educate our potential customers regarding the uses and benefits of our services, which can require significant time and resources. Many of our potential customers are large enterprises that generally take longer to designate preferred vendors; our typical sales cycle in connection with becoming a preferred vendor has been approximately six to 12 months. Delay or failure to complete sales in a particular quarter could reduce our revenues in that quarter, as well as subsequent quarters over which revenues for the sale would likely be recognized. If our sales cycle unexpectedly lengthens in general or for one or more large orders, it would adversely affect the timing of our revenues and our revenue growth. If we were to experience a delay of several weeks on a large order, it could harm our ability to meet our forecasts for a given quarter.

IF WE PROVIDE SERVICES CONTAINING ERRORS, OUR BUSINESS AND REPUTATION WOULD BE HARMED.


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

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY, AND OUR COMPETITORS MAY BE ABLE TO OFFER SIMILAR SERVICES WHICH COULD LIMIT OUR ABILITY TO GENERATE NEW BUSINESS AND INCREASE REVENUES..

Part of our success depends upon our proprietary technology. We rely primarily on trademark and trade secret laws, confidentiality procedures, and contractual provisions to establish and protect our proprietary rights. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees and consultants. Despite these precautions, others could copy or otherwise obtain and use our technology or resources without authorization, or develop similar technology independently. . We cannot assure you that our protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our services, or hire our resources.

WE MAY NOT BE ABLE TO SECURE NECESSARY FUNDING IN THE FUTURE AND MAY BE FORCED TO CURTAIL OUR PLANNED GROWTH,, WHICH WOULD SLOW OR STOP OUR ABILITY TO GROW, INCREASE REVENUES, AND ACHIEVE PROFITABILITY.

For our business to grow, we will require substantial working capital. We believe that our existing capital resources will be sufficient to meet our capital requirements for the next twelve months, but if our capital requirements increase materially from those currently planned, we may require additional financing sooner than anticipated. If we raise additional funds by issuing equity securities, the percentage of our company owned by our current shareholders would be reduced, and those equity securities may have rights that are senior to those of the holders of our currently outstanding securities. Additional financing may not be available when needed on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be forced to curtail our planned growth, and we may be unable to develop or enhance our products and services, take advantage of future opportunities, or respond to competitive pressures.

OUR EXECUTIVE OFFICERS AND DIRECTORS WILL BE ABLE TO EXERT CONTROL OVER US TO THE DETRIMENT OF MINORITY SHAREHOLDERS, WHICH WILL LIMIT OUR SHAREHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY DECISIONS.

Our executive officers and directors collectively control approximately 61% of the shareholder vote of our company. As a result, if they act together they will be able to control our management and affairs and all matters requiring shareholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing any change in control of our company and might affect the market price of our common stock.

RISKS RELATED TO OUR STOCK

BECAUSE WE HAVE LESS THAN 300 RECORD HOLDERS OF OUR COMMON STOCK, WE MAY ELECT AT ANY TIME TO TERMINATE OUR REPORTING OBLIGATIONS UNDER THE SECURITIES EXCHANGE ACT. IF WE CHOOSE TO DO SO, OUR STOCK PRICE WOULD LIKELY DECLINE.

Since we have less 300 record holders of our common stock, we can suspend our reporting obligations under the Securities Exchange Act at any time by filing a Form 15 with the SEC. If we were to terminate our reporting obligations, we would no longer be required to file periodic reports, including financial information, proxy solicitation materials, or other information with the SEC. If we were to be subsequently listed on an exchange or the

OTC Bulletin Board, this action would cause our common stock to be delisted, which would likely cause our stock price to decline. If we choose not to periodically report, our ability to raise additional financing would likely be negatively impacted due to a lack of publicly available information about the Company.

NO MARKET CURRENTLY EXISTS FOR OUR SECURITIES AND WE CANNOT ASSURE YOU THAT SUCH A MARKET WILL EVER DEVELOP. IF AN ACTIVE MARKET IS NOT DEVELOPED, YOU MAY NOT BE ABLE TO SELL YOUR SHARES.


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

IF OUR SHARES OF COMMON STOCK ARE ACTIVELY TRADED ON A PUBLIC MARKET, THEY WILL IN ALL LIKELIHOOD BE PENNY STOCKS.


The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

     o that a broker or dealer approve a person's account for transactions in penny stocks; and

     o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

     o obtain financial information and investment experience objectives of the person; and

     o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

     o sets forth the basis on which the broker or dealer made the suitability determination; and

     o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.



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

RESULTS OF OPERATIONS

2005 AS COMPARED TO 2004


In 2005, we recorded revenue of $10.6 million, a decrease of 6.3% when compared to 2004 revenue of $11.3 million. We attribute this decrease in revenue to a combination of a decrease in billable hours during the year as well as an overall decrease in billable rates. Of this decrease, approximately $250,000 is a result of the overall decrease in billable rates and $450,000 results from a decrease in total billable hours.. As customers have assessed work that can be moved off-shore they have continued to lower bill rates for domestic based resources. Moving into 2006 the company anticipates billing rates to stabilize and hours to grow due to the increase demand for technology resources.

Cost of goods, defined as all costs for billable staff, were $7.8 million or 73.9% of revenue in 2005 as compared to $8.46 million or 75.0% of revenue in 2004. The slight decrease in cost of goods as a percentage of revenue in 2005 as compared to 2004 is a reflection of our success at keeping compensation and benefits in line as industry billable rates shifted. Major components making up Cost of goods are wages, subcontract labor, payroll taxes, and benefit costs.

General and administrative (G&A) expenses were $2.5 million or 23.4% of revenue in 2005 as compared to $2.6 million or 23.0% of revenue in 2004. We were able to decrease or hold flat overall the key G&A expense items, such as overhead wages, benefits, legal, accounting, professional services, travel, and rent. Major components making up G&A expenses are overhead wages and taxes, professional services (legal, accounting), rent, business insurance, and overhead benefit costs.

Operating income was $284,930 or 2.7% of revenue in 2005 as compared to $224,891 or 2.0% of revenue in 2004, reflecting the decrease in Cost of goods and G&A expenses.


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


Cost of goods, defined as all costs for billable staff, were $8.46 million or 75.0% of revenue in 2004 as compared to $8.55 million or 75.1% of revenue in 2003. The slight decrease in cost of goods as a percentage of revenue in 2004 as compared to 2003 is a reflection of our success at keeping compensation and benefits in line with the industry average.

General and administrative (G&A) expenses represented $2.6 million or 22.8% of revenue in 2004 as compared to $2.5 million or 22.0% of revenue in 2003. This increase in G&A expense is mostly attributed to professional fees and expenses (legal, accounting, and consulting) incurred in 2004 in connection with North Carolina Premier's private placement of Class A preferred stock and the share exchange. We were able to decrease or hold flat other key G&A expense items, such as overhead wages, travel, client entertainment, staff development, and rent.

Operating income was $224,891 or 2.0% of revenue in 2004 as compared to $306,597 or 2.7% of revenue in 2003, reflecting the increase in G&A expenses.


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

CRITICAL ACCOUNTING POLICIES


REVENUE RECOGNITION

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of any agreement exists, services have been rendered, and collectibility is reasonably assured, therefore, revenue is recognized when the Company invoices customers for completed services at contracted rates and terms.


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

BUSINESS COMBINATIONS AND GOODWILL


In 1999 the company merged Software Data Services into North Carolina Premier. The client base represented the most substantial asset acquired during the merger. An annual analysis of clients acquired and the annual billing are factors used to determine goodwill and impairment. The percentage of retained client billings (which remains significant) to the overall billing of the company and then compared to the value factor of the company. The value factor was calculated using the most recent equity raise of preferred shares and the percentage of ownership represented by those shares to extrapolate a fair market value for the company as a whole. Based on these calculations, the value of the client base acquired and retained to that of the company as a whole are significantly higher then the value reported on the books and therefore no impairment has been recorded.

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


We believe that internally generated funds, current cash on hand, and available borrowings under our revolving credit line will be adequate to meet foreseeable liquidity needs for the next 12 months.

Because of the nature of our business, we are able to monitor variable expenses tied to our revenue generation and we are able to manage and adjust our fixed costs based on overall profitability.

The following table represents the company's most liquid assets:

                                                        2005            2004
                                                        ----            ----

Cash and cash equivalents                               50,244         237,019

Marketable securities                                        0         154,630

Officers life insurance cash surrender value           418,580         312,269

Investment in cost method investee                     100,000         100,000
                                                       -------         -------

                                                       568,824         803,918

The company manages cash and liquid investments in order to internally fund operating needs. The company plans to use its available resources including any borrowing under its line of credit to invest in its operations.

The company has entered into a loan agreement for a line of credit with a financial institution which provides credit to the lower of 75% of accounts receivable aged less than 90 days plus $600,000 in aggregate guarantees provided by certain stockholders of the company for a maximum credit line of $1,500,000. Borrowings under the agreement bear interest at the LIBOR rate plus 3 percent (7.4 percent at December 31, 2005), payable monthly. Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. No additional requirements are anticipated. If new business opportunities do arise additional outside funding may be required.


OUTLOOK


Major trends that we must deal with involve the following: 1) consolidation of customers primary vendor lists 2) surge in off-shore and outsourced development work is effecting the type of onsite consulting services has increased the focus for onsite consulting resources that provide skills to handle the early and later phases of the development cycle. This has greatly increased the focus on the following skills: project management, business analysis, quality assurance and testing.

Customers are consolidating their primary vendor lists to much smaller numbers and/or primary vendors with a subset of sub vendors that are approved to provide work for the client. This effort in the industry can have a significant impact on overall rates as well as the amount of opportunity for business. Premier Alliance Group is addressing this from 2 perspectives. First we are laying the foundation to diversify and enhance our business model geographically, in increased size as well as in the way we package our services. By servicing more geographic markets and increasing our overall size we will more effectively maintain approved primary or sub vendor status, as these are typically 2 key driving indicators for customers. The ability to service large customers in multiple locations as well as provide more resources and capability adds value while minimizing customer risk. To accomplish this we are looking at organic growth as well as merger and acquisition strategies. Secondly we are retooling our sales efforts to increase our focus on mid level customers. This market is not as advanced in the use of or consolidation of primary vendor processes. Premier has typically focused on large corporate customers and is expanding our marketing focus to include another market segment.

With the surge in off-shore efforts, Premier had to choose to either adjust to provide service fulfillment off-shore or adjust to handle the work shift for on-site work. Off-shore and outsourced efforts are typically focused on the core development (middle phases) of a software development cycle. On-site consulting resources typically handle the early and later phases of the development cycle. This has greatly increased the focus on the following skills for onsite work: project management, business analysis, quality assurance and testing. Premier can be more competitive providing the onsite resources and has focused our recruiting and sales efforts to these categories of resources with an objective of gaining more of this type of work.

Our top priority is to broaden the range of services we offer and build a more geographically diverse client base. We believe that achieving this goal will require a combination of merger activity and organic growth. This will in part depend on continued improvement in the U.S. jobs market.


CONTRACTUAL OBLIGATIONS

As of December 31, 2005, our contractual obligations consisted of the following lease obligations:

         2006     $191,980

         2007     $197,264

         2008     $186,829

         2009     $110,866


         These leases cover office premises and leased vehicles. Of these leases a total of $31,752 is allocated for vehicle leases and $655,187 is for office premises.

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

OFF-BALANCE-SHEET ARRANGEMENTS


The Class A Preferred Stock accrues 8 percent per annum dividends on a stated "dividend value". "Dividend value" is the amount equal to $0.98 per share for each share of Class A Preferred Stock outstanding. The dividends began accruing June 1, 2004, and are cumulative. Dividends are payable annually in arrears. During 2005, the Company declared and paid dividends of $47,800 ($.07 per preferred share). At December 31, 2005, $27,883 ($.05 per preferred share) of dividends have accrued on these shares respectively. However, they are unrecorded on the Company's books until declared.


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES


         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to this company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

         There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.




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


10.4 Lease Agreement between Bissell Porter Siskey, LLC and the Company (filed herewith).


14.1     Code of ethics (filed herewith)


31.1 Certification of Principal Executive and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350). (filed herewith).

32.1     Written Statement of Chief Executive and Financial Officer Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (filed herewith).


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

                          PREMIER ALLIANCE GROUP, INC.



Date:    April  26, 2006                 By:      /s/ Mark S. Elliott
                                                  ------------------------------

                                                  Mark S. Elliott, President


In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



Date:    April  26, 2006                 By:      /s/ Mark S. Elliott
                                                  ------------------------------

                                                  Mark S. Elliott, President



Date:    April 26, 2006                  By:      /s/ Kevin J. Hasenfus
                                                  ------------------------------

                                                  Kevin J. Hasenfus, Director



Date:    April 26, 2006                  By:      /s/ Robert N. Yearwood
                                                  ------------------------------

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

     REVENUE RECOGNITION:


         The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of any agreement exists, services have been rendered, and collectibility is reasonably assured, therefore, revenue is recognized when the Company invoices customers for completed services at contracted rates and terms.


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



NOTE 3 - PROPERTY AND EQUIPMENT:


     The principal categories and estimated useful lives of property and equipment are as follows:

                                                     Estimated
                                                    Useful Lives
                                                    ------------
     Office equipment                $   289,586         5 years
     Furniture and fixtures               61,962         7 years
     Computer software                    17,100         3 years
                                      ----------
                                         368,648
     Less: accumulated depreciation     (324,883)
                                      ----------
                                     $    43,765
                                      ==========


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

                                                     2005            2004
                                                     ----            ----
          Assets:
            Current assets                       $   219,673     $   251,602
            Property and equipment - net              13,748           5,964
                                                  ----------      ----------

                                                 $   233,421     $   257,566
                                                  ----------      ----------

          Liabilities and stockholders' equity:
            Current liabilities                  $    27,069     $    36,210
            Stockholders' equity                     206,352         221,356
                                                  ----------      ----------

                                                 $   233,421     $   257,566
                                                  ==========      ==========

            Gross revenue                        $       -       $       -
            Other income                               5,736             -
            Operating expenses                       (20,740)        (29,099)
                                                  ----------      ----------

            Net loss                             $   (15,004)    $   (29,099)
                                                  ==========      ==========


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


                                     (F14)

NOTE 9 - INCOME TAXES:

     Significant components of the income tax provision is summarized as follows:


       Current provision:                    2005             2004
                                          ----------       -----------
              Federal                    $   163,396      $   129,884
              State                           35,617           28,313
       Deferred provision:
              Federal                        (91,000)         141,000
              State                          (21,000)          31,000
                                          ----------       ----------
                                         $    87,013      $   330,197
                                          ==========       ==========



     A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate on income before income taxes for the years ended December 31, 2005 and 2004 follows:

                                             2005             2004
                                          ----------       -----------
       Federal statutory rate                   34.0%            34.0%
       State income taxes, net of
         federal income tax benefit              4.5              4.5
       Income tax effect attributable
         to portion of the year the
         Company was recognized as an
         S Corporation for federal
         tax purposes                            -              (17.3)
       Income tax effect of conversion
         From an S Corporation to a C
         Corporation and conversion
         from cash basis to accrual
         basis for income taxes                  -              122.4
       Permanent difference                     (2.4)            13.9
                                          ----------       ----------
                                                36.1%           157.5%
                                          ==========       ==========



                                     (F15)

     The Company provides for income taxes using the liability method in accordance with FASB SFAS No. 109 "Accounting for Income Taxes". Deferred income taxes arise from the differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at December 31, 2005:

                                                     2005
                                                  ----------
       Deferred income tax assets:
         Accrued compensation                    $    20,000
         Trading securities                            7,000
         Intangible assets                            18,000
                                                  -----------
                                                      45,000

       Less: Valuation allowance                         -
       Net deferred income tax
         assets                                  $    45,000
                                                  ==========

       Deferred income tax
         liabilities:
           Property and equipment                $    (9,000)
           Income tax effect of
             conversion from an S
             Corporation to a C
             Corporation and conversion
             from cash basis to accrual
             basis for income taxes                  (96,000)
                                                  ----------

       Total deferred tax liabilities               (105,000)
                                                  ==========
       Net deferred income tax
         liabilities                             $   (60,000)
                                                  ==========




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


                                             2005              2004
                                          ----------        ----------
     Net income (loss)                   $   153,867       $  (120,564)
     Preferred stock dividend                (47,800)              -
                                          ----------        ----------
     Numerator - net income (loss)
       Available to common stockholders      106,067          (120,564)

     Denominator - Weighted - average
       shares outstanding                $ 5,811,093       $ 5,266,845
                                          ==========        ==========

     Net income (loss) per share         $      0.02       $     (0.02)
                                          ==========        ==========

     Incremental common shares (not
       included because of their anti-
       dilutive nature)
         Stock options                       261,494           261,494
         Stock warrants                      617,598           617,598
         Convertible preferred stock         617,598           617,598
                                          ----------        ----------
                                           1,496,690         1,496,690
                                          ==========        ==========

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

     The Company is obligated under various operating leases for office space and automobiles.

     The future minimum lease payments under noncancellable operating leases with initial remaining lease terms in excess of one year (including the related party lease below), as of December 31, 2005, are as follows:

                                                 Lease
                 Year Ending                     Payments
                                                ----------
                     2006                      $   191,980
                     2007                          197,264
                     2008                          186,829
                     2009                          110,866
                     2010                              -
                  Thereafter                           -
                                                ----------
                                               $   686,939


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