Form 10QSB
period 2006-03-31
PREMIER ALLIANCE GROUP, INC.
filed 2006-05-15
CIK 1272550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark one)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2006

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

                                                                 Yes | |  No |X|

      As of May 5, 2006, 5,811,093 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):       Yes | |  No |X|

                                Table of Contents

                                                                                            Page

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

     Balance Sheet as of March 31, 2006 (Unaudited)                                           3

     Statements of Operations for the Three Months Ended March 31, 2006 (Unaudited)
     and March 31, 2005 (Unaudited)                                                           5

     Statements of Cash Flows for Three Months Ended March 31, 2006 (Unaudited)
     and March 31, 2005 (Unaudited)                                                           6

     Notes to Condensed Financial Statements (Unaudited)                                      7

Item 2. Management's Discussion and Analysis or Plan of Operation                             9

Item 3. Controls and Procedures                                                              14

PART I. OTHER INFORMATION

Item 1. Legal Proceedings                                                                    15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                          15

Item 3. Defaults Upon Senior Securities                                                      15

Item 4. Submission of Matters to a Vote of Security Holders                                  15

Item 5. Other Information                                                                    15

Item 6. Exhibits                                                                             15

Signatures                                                                                   16

Certifications                                                                               17


                          PREMIER ALLIANCE GROUP, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2006
                                   (UNAUDITED)



                ASSETS

CURRENT ASSETS:
  Cash                                             $    73,188
  Accounts receivable                                1,057,786
  Marketable securities                                 17,585
  Deferred income taxes                                 30,000
  Prepaid expenses                                      19,772
                                                   -----------


    Total current assets                                            1,198,331




PROPERTY AND EQUIPMENT - at cost less
  accumulated depreciation                                             39,326


OTHER ASSETS:
  Goodwill                                           2,231,284
  Investment in equity-method investee                 234,066
  Investment in cost-method investee                   100,000
  Cash surrender value of officers' life insurance     472,432
  Deferred income taxes                                  2,000
  Deposits and other assets                              4,500
                                                   -----------

                                                                    3,044,282
                                                                  -----------





                                                                  $ 4,281,939
                                                                  ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                    $   310,078
  Accounts payable                                    280,476
  Accrued expenses                                    382,207
  Income taxes payable                                138,569
                                                  -----------

    Total current liabilities                                      1,111,330


COMMITMENTS AND CONTINGENCIES                                            -


STOCKHOLDERS' EQUITY:
  Class A convertible preferred stock, $.001
    par value 5,000,000 shares authorized,
    617,591 shares issued and outstanding                 618
  Common stock, $.001 par value, 45,000,000
    shares authorized, 5,811,065 shares
    issued and outstanding                              5,811
  Additional paid-in capital                        3,300,639
  Accumulated deficit                                (136,459)
                                                  -----------


                                                                   3,170,609
                                                                 -----------






                                                                 $ 4,281,939
                                                                 ===========

                          PREMIER ALLIANCE GROUP, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)



                                                      2006           2005
                                                  -----------    -----------

NET REVENUE                                       $ 2,528,149    $ 2,715,013
                                                  -----------    -----------

OPERATING EXPENSES:
  Cost of revenues                                  1,898,582      2,073,519
  Selling, general and administrative                 569,949        692,697
  Depreciation                                          4,440          3,371

   Total operating expenses                         2,472,971      2,769,587
                                                  -----------    -----------

INCOME (LOSS) FROM OPERATIONS                          55,178        (54,574)
                                                  -----------    -----------
OTHER INCOME (EXPENSE):
  Interest expense, net                                (6,253)        (6,943)
  Gain (loss) on marketable securities                  2,500         (4,376)
  Officers' life insurance income (expense)            29,431        (23,237)
  Equity in net loss of equity-method investee         (1,236)        (1,382)
  Other income                                            100          1,223
                                                  -----------    -----------

   Total other income (expense)                        24,542        (34,715)
                                                  -----------    -----------

NET INCOME (LOSS) BEFORE INCOME TAXES                  79,720        (89,289)

INCOME TAX (EXPENSE) BENEFIT                          (32,994)        33,216

NET INCOME (LOSS)                                 $    46,726    $   (56,073)
                                                  ===========    ===========

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED    $      0.01    $     (0.01)
                                                  ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES,
  BASIC AND DILUTED                                 5,811,093      5,811,065
                                                  ===========    ===========

                          PREMIER ALLIANCE GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)


                                                      2006           2005
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $    46,726    $   (56,073)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation                                      4,440          3,371
      Increase of cash surrender value of
        officers' life insurance                      (53,851)        (1,183)
      Deferred income taxes                           (92,000)      (123,000)
      Equity in loss of equity-method investee          1,236          1,381
    Changes in operating assets and liabilities:
      Increase in accounts receivable                 (29,206)      (140,758)
      (Increase) decrease in marketable securities     (2,500)       123,980
      Decrease (increase) in prepaid expenses          11,801         (2,620)
      Increase in deposits and other assets               -             (647)
      Increase in accounts payable                      2,283         16,027
      Increase in accrued expenses                      8,396         71,638
      Increase in income taxes payable                120,619         84,134
                                                  -----------    -----------
    Net cash provided by (used in) operating
      activities                                       17,944        (23,750)
                                                  -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                     -           (2,203)
                                                  -----------    -----------
    Net cash used in investing activities                 -           (2,203)
                                                  -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  S Corporation distributions                             -          (34,000)
  Proceeds from line of credit                          5,000        162,000
                                                  -----------    -----------
    Net cash provided by financing activities           5,000        128,000
                                                  -----------    -----------


NET INCREASE IN CASH                                   22,944        102,047


CASH - beginning of period                             50,244        237,019
                                                  -----------    -----------

CASH - end of period                              $    73,188    $   339,066
                                                  ===========    ===========

                          PREMIER ALLIANCE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION:

     The accompanying unaudited interim financial statements of Premier Alliance Group, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2005 as reported in the 10-KSB have been omitted.

NOTE 2 - ORGANIZATION AND BUSINESS:

     Premier Alliance Group, Inc. ("Old Premier") was organized under the laws of North Carolina in June, 1995. Old Premier provided information technology solutions and consulting services to customers operating in a variety of industries throughout the United States.

     On November 5, 2004, Old Premier and its shareholders consummated a share exchange agreement with the Company. The Company was an inactive public company that was organized in Nevada in January, 2000. Pursuant to the exchange agreement, shareholders of Old Premier were issued 36,176,863 shares of common stock and 4,323,157 shares of Class A convertible preferred stock in exchange for all of their outstanding common stock and preferred stock in Old Premier. As a result of the share exchange agreement, the shareholders of Old Premier acquired a majority of the issued and outstanding common and preferred stock of the merged company. For accounting purposes, the transaction was accounted for as a reverse merger. Old Premier was merged into the Company and immediately after the merger, the Company was renamed Premier Alliance Group, Inc.

NOTE 3 - ADDITIONAL PAID-IN CAPITAL:

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

NOTE 4 - CLASS A CONVERTIBLE PREFERRED STOCK:

     The Class A Convertible Preferred Stock accrues 8 percent per annum dividends on a stated "dividend value". "Dividend value" is the amount equal to $0.98 per share for each share of Class A Convertible Preferred Stock outstanding. The dividends began accruing June 1, 2004 and are cumulative. Dividends are payable annually in arrears. During 2005, the Company declared and paid dividends of $47,800 ($0.07 per preferred share). At March 31, 2006, $39,833 of dividends have accrued on these shares. However, they are unrecorded on the Company's books until declared.

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

OPERATIONS

Our business consists of providing information technology, or "IT," services to our clients. Our services typically encompass the IT business-solution software development life cycle. The IT business-solution software development life cycle references industry standard steps typically followed in developing or creating software (the blueprint methodology), including phases for planning, developing, implementing, managing, and ultimately maintaining, the IT solution. It is this process that creates quality software while minimizing issues for customers. A typical customer is an organization with complex information and data-processing requirements. Technology is crucial in all industries and therefore we market and sell to many sectors of business. We promote our services through our two delivery channels, IT Services and IT Solutions divisions. These divisions operate as one from an accounting and overall management perspective, however they are differentiated from a marketing and customer presentation perspective only. Management reviews and oversees the divisions as one combined entity, utilizes resources across both areas, and makes operational assessments and plans together. In light of this, Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131 "Business segments" does not require separate financial reporting and the 2 channels are consolidated in all financial report presentations.

     o IT Services Division--This division provides staffing and consulting services across a broad range of skills and expertise. It assists our customers by providing skilled business and technical expertise to help lead and train our customers, and it can provide the manpower necessary to supplement project efforts. In most cases our work is on a time-and-materials basis. Because of the type of expertise and the complexity of technology, customers typically commit to long-term contracts that are typically a minimum of 9 months in which our staff work on site at client facilities under the daily direction of the client management. It is very common that we obtain contract extensions with our clients for our consulting resources.

     o IT Solutions Division--This division handles advanced technologies and solutions and provides expertise in project management, architecture, and project methodology. Its focus is to service customers on a project or deliverable basis. The work can be performed at customer facilities or at our facilities. With this type of work the customer typically enters into a contract with us for a fixed price bid that provides for delivery of a given service or delivery at a stated time. Services provided by this group range from helping clients assess their business needs and identifying the right technology solution, to helping customers select and implement packaged software, to designing, constructing, and testing new systems and integrating them with the customer's existing technology.

RESULTS OF OPERATIONS

Net revenue for the three months ended March 31, 2006, was $2,528,000, a decrease of 6.8%, compared to $2,715,000 for the same period in 2005. The decrease was due to a major customer reducing their total consulting workload and converting some Premier consultants to full time employees.

Cost of revenues, defined as all costs for billable staff, were $1.9 million or 75.1% of revenue for the three months ended March 31, 2006, as compared to $2.1 million or 76.4% of revenue for the same period in 2005. The slight decrease in cost of revenue as a percentage of revenue for this period is a result of managements ability to keep compensation costs in line with industry standards as supply and demand issues continue to change.

General and administrative (G&A) expenses were $574,000 or 22.7% of revenue for the three months ended in March 31, 2006, as compared to $696,000 or 25.6% for the same period in 2005. This decrease in G&A expense is mostly attributed to reductions in overhead wages and professional fees and expenses (legal, accounting, consulting) associated with public company filings and corporate restructuring. We have established uniform controls and automated processes and are able to perform most general functions internally and minimize what outside agencies must do. We also were able to balance offsetting changes in many of the other key G&A expense items, such as overhead wages, travel, client entertainment, staff development, and rent.

Operating income for the three months ended in March 31, 2006, was a gain of $55,000 as compared to a loss of $54,000 for the same period in 2005, reflecting the decrease in cost of revenue and G&A expenses.

Other income and expense, net, consisted of a gain of $24,000 for the three months ended in March 31, 2006, compared to a loss of $34,000 for the same period in 2005. The gain in 2006 is mostly attributable to a net increase in cash surrender value over premiums of variable executive life insurance (due to market fluctuation).

The effective tax rate for the first three months of 2006 is 41% compared to an effective income tax benefit of 37% for the same period in 2005. The change in rate is a direct result of net income reported in the first quarter of 2006 as compared to a net loss reported for the same period in 2005

Net income for the three months ended in March 31, 2006, was $46,726 or $.01 per diluted share, compared with net loss of $56,073 for the same period in 2005, or ($.009) per diluted share.

DIVIDEND

No Dividend has been declared as of March 31, 2006.

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

INCOME TAXES

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in calculating tax credits, tax benefits, and deductions that arise from differences in the timing of recognition of revenue and expense for tax and financial-statement purposes.

We assess the likelihood that we will be able to recover deferred tax assets. If recovery is unlikely, we must increase the provision for taxes by recording a valuation allowance against the estimated deferred tax assets that will not ultimately be recoverable. As of March 31, 2006, we believed that all of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is unlikely.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2006, we had cash and cash equivalents of $73,000, representing a decrease of $266,000 from March 31, 2005. Net working capital at March 31,

2006, was $87,000, as compared to $48,000 on March 31, 2005. Current assets at March 31, 2006, were $1,198,000. The increase in working capital was primarily due to net earnings of the company. We had no long term debt. Shareholders' equity as of March 31, 2006, was $3,170,000, which represented 74% of total assets.

During the three months ended March 31, 2006, the net cash provided by operating activities was $18,000 and was primarily a result of increase in accrued expenses of 8,000, an increase in taxes payable of $120,000, offset by an increase in accounts receivable of $29,000, a decrease in deferred income taxes of $92,000, and a decrease of accounts payable of $2,000.

Cash flows from investing activities used $0.

Financing activities provided $5,000 of cash for the three months ended March 31, 2006. Of that increase, $5,000 was due to borrowings on our revolving line of credit. We borrow or repay this revolving debt as needed based upon our working capital obligations. We believe that internally generated funds, current cash on hand, and available borrowings under our revolving credit line will be adequate to meet foreseeable liquidity needs.

OUTLOOK

Our business has been affected by the following major trends. First, customers are consolidating their primary vendor lists. Second, the surge in offshore and outsourced development work is forcing us to focus on handling earlier and later phases of the development cycle, which in turn has increased our need for expertise in the areas of project management, business analysis, and quality assurance and testing. These trends are discussed in greater detail below.

Many customers working with the computer services industry are reducing the number of primary vendors they use and are instead working with a smaller number of pre-approved vendors. This trend could have a significant impact on the rates we charge and the amount of business we do. We propose to address these issue from two perspectives.

First we are laying the foundation to diversify and enhance our business model geographically, in increased size as well as in the way we package our services. By servicing more geographic markets and increasing our overall size we will more effectively maintain approved primary or sub vendor status, factors that clients have told us are important to them. The ability to service large customers in multiple locations as well as provide more resources and capability adds value while minimizing customer risk. To accomplish this we are looking at organic growth as well as merger and acquisition strategies.

Secondly we are retooling our sales efforts to increase our focus on mid level customers. This market is not as advanced in the use of or consolidation of primary vendor processes. Premier has typically focused on large corporate customers and is expanding our marketing focus to include the mid level customer segment.

With the surge in off-shore efforts, we had to choose to adjust either by providing offshore services or by focusing on that work that is less susceptible to being sent offshore. Off-shore and outsourced efforts are typically focused on the core development (middle phases) of a software development cycle. By contract, on-site consulting resources typically handle the early and later phases of the development cycle. This has greatly increased the focus on the following expertise for onsite work: project management, business analysis, quality assurance and testing. We believe that we can be more competitive if we focus on providing on-site consulting, and so we have focused our recruiting and sales efforts in that area.

Our top priority is to broaden the range of services we offer and build a more diverse client base, both geographically and in terms of industry segments represented. We believe that achieving this goal will require a combination of merger activity and organic growth. Whether we achieve this goal will in part depend on continued improvement in the U.S. jobs market and our ability to attract top talent in the IT field.

OFF-BALANCE-SHEET ARRANGEMENTS

The Class A Preferred Stock accrues 8 % per annum dividends on a stated "dividend value". "Dividend value" is the amount equal to $0.98 per share for each share of Class A Preferred Stock outstanding. The dividends began accruing June 1, 2004, and are cumulative. Dividends are payable annually in arrears. During 2005, the Company declared and paid dividends of $47,800 ($.07 per preferred share). At March 31, 2006, $39,833 ($.06 per preferred share) of dividends have accrued on these shares respectively. However, they are unrecorded on the Company's books until declared.

As of March 31, 2006, and during the prior three months then ended, there were no other transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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


                                  PREMIER ALLIANCE GROUP, INC.
                                  (Registrant)


DATE: May 15, 2006                 By:      /s/ Mark S. Elliott
                                            ----------------------------------
                                            Mark S. Elliott
                                            President (Chief Executive Officer
                                            and Acting Chief Financial Officer)