Form 10QSB
period 2006-06-30
PREMIER ALLIANCE GROUP, INC.
filed 2006-08-11
CIK 1272550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark one)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2006

| |  Transition report under Section 13 or 15(D) of the Exchange Act


                        Commission file number 000-50502

                          PREMIER ALLIANCE GROUP, INC.
                          ----------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

              Nevada                                        20-0443575
             -------                                        ----------
         (State or Other                    (I.R.S. Employer Identification No.)
         Jurisdiction of
         Incorporation or
          Organization)

                                4521 Sharon Road
                                    Suite 300
                         Charlotte, North Carolina 28211
                         -------------------------------
                    (Address of Principal Executive Offices)

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

     As of August 10, 2006, 5,811,093 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):       Yes | |  No |X|

                                Table of Contents

                                                                            Page

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

     Balance Sheet as of June 30, 2006 (Unaudited)                             3

     Statements of Operations for the Three and Six
     Months Ended June 30, 2006 (Unaudited) and
     June 30, 2005 (Unaudited)                                                 5

     Statements of Cash Flows for Six Months Ended
     June 30, 2006 (Unaudited) and June 30, 2005 (Unaudited)                   6

     Notes to Condensed Financial Statements (Unaudited)                       7

Item 2. Management's Discussion and Analysis or Plan of Operation              9

Item 3. Controls and Procedures                                               14

PART I. OTHER INFORMATION

Item 1. Legal Proceedings                                                     15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           15

Item 3. Defaults Upon Senior Securities                                       15

Item 4. Submission of Matters to a Vote of Security Holders                   15

Item 5. Other Information                                                     15

Item 6. Exhibits                                                              15

Signatures                                                                    16

Certifications                                                                17

                          PREMIER ALLIANCE GROUP, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2006
                                   (UNAUDITED)



                ASSETS
                ------
CURRENT ASSETS:
  Cash                                             $   114,995
  Accounts receivable                                1,169,716
  Marketable securities                                 12,685
  Deferred income taxes                                 38,000
                                                   -----------

     Total current assets                                              1,335,396




PROPERTY AND EQUIPMENT - at cost less
  accumulated depreciation                                                41,126


OTHER ASSETS:
  Goodwill                                           2,231,284
  Investment in equity-method investee                 235,011
  Investment in cost-method investee                   100,000
  Cash surrender value of officers' life insurance     460,269
  Deposits and other assets                              4,225
                                                   -----------
                                                                       3,030,789
                                                                     -----------





                                                                     $ 4,407,311
                                                                     ===========


                       SEE NOTES TO FINANCIAL STATEMENTS

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                    $   558,078
  Accounts payable                                    234,410
  Accrued expenses                                    367,495
  Income taxes payable                                 92,611
                                                   -----------

     Total current liabilities                                         1,252,594


COMMITMENTS AND CONTINGENCIES                                                  -


STOCKHOLDERS' EQUITY:
  Class A convertible preferred stock, $.001
    par value 5,000,000 shares authorized,
    617,591 shares issued and outstanding                 618
  Common stock, $.001 par value, 45,000,000
    shares authorized, 5,811,065 shares
    issued and outstanding                              5,811
  Additional paid-in capital                        3,300,639
  Accumulated deficit                                (152,351)
                                                   -----------

                                                                       3,154,717
                                                                     -----------







                                                                     $ 4,407,311
                                                                     ===========


                       SEE NOTES TO FINANCIAL STATEMENTS

                          PREMIER ALLIANCE GROUP, INC.
                            STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                         Three months      Three months      Six months       Six months
                                             ended             ended            ended            ended
                                         June 30, 2006     June 30, 2005    June 30, 2006    June 30, 2005
                                        --------------    --------------   --------------   --------------

NET REVENUE                             $    2,274,502    $    2,713,723   $    4,802,652   $    5,428,737
                                        --------------    --------------   --------------   --------------
OPERATING EXPENSES:
  Cost of revenues                           1,663,604         1,985,090        3,562,186        4,058,609
  Selling, general and administrative          572,740           590,774        1,142,690        1,283,472
  Depreciation                                   4,546             4,424            8,985            7,795
                                        --------------    --------------   --------------   --------------
   Total operating expenses                  2,240,890         2,580,288        4,713,861        5,349,876
                                        --------------    --------------   --------------   --------------
INCOME FROM OPERATIONS                          33,612           133,435           88,791           78,861
                                        --------------    --------------   --------------   --------------


OTHER (EXPENSE) INCOME:
  Interest (expense) income, net                (6,750)           (9,439)         (13,002)         (16,383)
  Loss on marketable securities                 (4,900)           (5,043)          (2,400)          (9,419)
  Officers' life insurance                     (36,583)              (38)          (7,152)         (23,275)
  Equity in net loss of
   equity-method investee                          944            (4,866)            (292)          (6,248)
  Other income                                   6,827               387            6,925            1,610
                                        --------------    --------------   --------------   --------------
   Total other (expense) income                (40,462)          (18,999)         (15,921)         (53,715)
                                        --------------    --------------   --------------   --------------

NET (LOSS) INCOME BEFORE INCOME TAXES           (6,850)          114,436           72,870           25,146
INCOME TAX EXPENSE                              (9,042)          (45,492)         (42,036)         (12,276)
                                        --------------    --------------   --------------   --------------

NET (LOSS) INCOME                              (15,892)           68,944           30,834           12,870
PREFERRED STOCK DIVIDENDS EARNED               (47,800)          (47,800)         (47,800)         (47,800)
                                        --------------    --------------   --------------   --------------

NET (LOSS) INCOME AVAILABLE TO COMMON
  STOCKHOLDERS                          $      (63,692)   $       21,144   $      (16,966)  $      (34,930)
                                        ==============    ==============   ==============   ==============
Net (loss) income  per share, basic
  and diluted                           $        (0.01)   $         0.00            (0.00)           (0.01)
                                        ==============    ==============   ==============   ==============
Weighted average number of shares,
  basic and diluted                          5,811,093         5,811,065        5,811,093        5,811,065
                                        ==============    ==============   ==============   ==============



                       SEE NOTES TO FINANCIAL STATEMENTS

                          PREMIER ALLIANCE GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)


                                                        2006           2005
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $    30,834    $    12,870
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation                                        8,986          7,795
      Increase of cash surrender value of
        officers' life insurance                        (41,689)       (15,755)
      Deferred income taxes                             (98,000)      (127,000)
      Equity in loss of equity-method investee              292          6,248
    Changes in operating assets and liabilities:
      Increase in accounts receivable                  (141,136)       (62,154)
      Decrease in marketable securities                   2,400        129,022
      Decrease in prepaid expenses                       31,572         15,985
      Increase in deposits and other assets                 275            641
      Increase in accounts payable                      (43,781)       (26,305)
      (Increase) decrease in accrued expenses            (6,317)        41,329
      Increase in income taxes payable                   74,661         93,626
                                                    -----------    -----------
    Net cash (used in) provided by operating
      activities                                       (181,903)        76,302
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                    (6,346)        (1,904)
                                                    -----------    -----------
     Net cash used in investing activities               (6,346)        (1,904)
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  S Corporation distributions                               -          (62,000)
  Preferred stock dividends                                 -          (47,800)
  Proceeds from line of credit                          253,000       (198,000)
                                                    -----------    -----------
    Net cash provided by (used in)
        financing activities                            253,000       (307,800)
                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH                          64,751       (233,402)


CASH - beginning of period                               50,244        237,019
                                                    -----------    -----------

CASH - end of period                                $   114,995    $     3,617
                                                    ===========    ===========


                       SEE NOTES TO FINANCIAL STATEMENTS

                          PREMIER ALLIANCE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION:
-------------------------------

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



NOTE 2 - ORGANIZATION AND BUSINESS:
-----------------------------------

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



                       SEE NOTES TO FINANCIAL STATEMENTS

NOTE 3 - ADDITIONAL PAID-IN CAPITAL:
------------------------------------

         The Company had $1,057,673 of undistributed earnings (retained earnings) at the date of its conversion (June 6, 2004) from an S Corporation to a C Corporation. In accordance with SEC Staff Accounting Bulletin Topic 4B, the Company treated this amount as a constructive distribution to the owners followed by a contribution to the capital of the corporation by the owners. During the six months ended June 30, 2005, the Company made S Corporation distributions of $62,000, which was recorded as a reduction of the additional paid-in capital contributed by the owners.



NOTE 4 - CLASS A CONVERTIBLE PREFERRED STOCK:
---------------------------------------------

         The Class A Convertible Preferred Stock accrues 8 percent per annum dividends on a stated "dividend value". "Dividend value" is the amount equal to $0.98 per share for each share of Class A Convertible Preferred Stock outstanding. The dividends began accruing June 1, 2004 and are cumulative. Dividends are payable annually in arrears. During 2005, the Company declared and paid dividends of $47,800 ($0.07 per preferred share). At June 30, 2006, $47,800 of dividends have accrued on these shares. However, they are unrecorded on the Company's books until declared.




                       SEE NOTES TO FINANCIAL STATEMENTS

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

RESULTS OF OPERATIONS

Net revenue for the three months ended June 30, 2006, was $2,275,000, a decrease of 16.2%, compared to $2,714,000 for the same period in 2005. For the 2006 year-to-date period, revenue was $4,803,000 compared to $5,429,000 for the 2005 year-to-date period, a decrease of 11.5%. The decrease was due to a major customer reducing their total consulting workload and converting some Premier consultants to full time employees.

Cost of revenues, defined as all costs for billable staff, were $1,664,000 or 73.1% of revenue for the three months ended June 30, 2006, as compared to $1,985,000 or 73.2% of revenue for the same period in 2005. For the 2006 year-to-date period costs were 74.2% of revenue and for the 2005 year-to-date period, costs were 74.8% of revenue.

General and administrative (G&A) expenses were $577,000 or 25.4% of revenue for the three months ended in June 30, 2006, as compared to $595,000 or 21.9% for the same period in 2005. For the 2006 year-to-date period, it was 24% as compared to 23.8% for the 2005 year-to-date period. G&A expenses were comparable as increases in rent and business insurance were offset by decreases in professional fees and expenses (legal, accounting, consulting). We have established uniform controls and automated processes and are able to perform most general functions internally and minimize what outside agencies must do.

Operating income for the three months ended in June 30, 2006, was $34,000 as compared to $133,000 for the same period in 2005, reflecting the decrease in revenue. For the 2006 year-to-date period, operating income was $89,000 compared to $79,000 for the 2005 year-to-date period.

Other income and expense, net, consisted of a loss of $40,000 for the three months ended in June 30, 2006, compared to a loss of $19,000 for the same period in 2005. For the 2006 year-to-date period, the loss was $16,000 compared to a loss of $54,000 for the 2005 year-to-date period. The expense in 2006 is mostly attributable to a net decrease in cash surrender value over premiums of variable executive life insurance (due to market fluctuation).

The effective income tax expense for the first six months of 2006 is 58% compared to an effective income tax expense of 49% for the same period in 2005. The change in rate is a direct result of net operating income reported in the first quarter of 2006 as compared to that reported for the same period in 2005.

Net loss for the three months ended in June 30, 2006, was $16,000 or ($.009) per diluted share, compared with net income of $69,000 for the same period in 2005, or $.01 per diluted share. For the 2006 year-to-date period, net income was $31,000 compared to net income of $13,000 for the 2005 year-to-date period.

DIVIDEND

No Dividend has been declared as of June 30, 2006.

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

We assess the likelihood that we will be able to recover deferred tax assets. If recovery is unlikely, we must increase the provision for taxes by recording a valuation allowance against the estimated deferred tax assets that will not ultimately be recoverable. As of June 30, 2006, we believed that all of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is unlikely.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2006, we had cash and cash equivalents of $115,000, representing an increase of $111,000 from June 30, 2005. Net working capital at June 30, 2006, was $83,000, as compared to $39,000 on June 30, 2005. Current assets at June 30, 2006, were $1,335,000. The increase in working capital was primarily due to our net earnings. We had no long-term debt. Shareholders' equity as of June 30, 2006, was $3,155,000, which represented 72% of total assets.

During the six months ended June 30, 2006, the net cash used by operating activities was $182,000 and was primarily a result of increases in the cash surrender value of officers' life insurance of $42,000, accounts receivable of $141,000, accounts payable of $44,000, and accrued expenses of $6,300 and a decrease in deferred income taxes of $98,000, offset by an increase in income taxes payable of $75,000, and a decrease in prepaid expenses of $32,000.

Cash flows from investing activities used $6,300.

Financing activities provided $253,000 of cash for the six months ended June 30, 2006. Of that increase, $253,000 was due to borrowings on our revolving line of credit. We borrow or repay this revolving debt as needed based upon our working capital obligations. We believe that internally generated funds, current cash on hand, and available borrowings under our revolving credit line will be adequate to meet foreseeable liquidity needs.

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

Many customers working with the computer services industry are reducing the number of primary vendors they use and are instead working with a smaller number of pre-approved vendors. This trend could have a significant impact on the rates we charge and the amount of business we do. We propose to address these issues from two perspectives.

First we are laying the foundation to diversify and enhance our business model geographically, in increased size as well as in the way we package our services. By servicing more geographic markets and increasing our overall size we will more effectively maintain approved primary vendor or sub vendor status, factors that clients have told us are important to them. The ability to service large customers in multiple locations as well as provide more resources and capability adds value while minimizing customer risk. To accomplish this we are looking at organic growth as well as merger and acquisition strategies.

Secondly we are retooling our sales efforts to increase our focus on mid-level customers. This market is not as advanced in the use of or consolidation of primary vendor processes. Premier has typically focused on large corporate customers and is expanding our marketing focus to include the mid-level customer segment.

With the surge in off-shore work, we had to choose to adjust either by providing offshore services or by focusing on that work that is less susceptible to being sent offshore. Offshore and outsourced efforts are typically focused on the core development (middle phases) of a software development cycle. By contract, on-site consulting resources typically handle the early and later phases of the development cycle. This has greatly increased the focus on the following expertise for onsite work: project management, business analysis, quality assurance and testing. We believe that we can be more competitive if we focus on providing on-site consulting, and so we have focused our recruiting and sales efforts in that area.

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

OFF-BALANCE-SHEET ARRANGEMENTS

The Class A preferred stock accrues 8% per annum dividends on a stated "dividend value". "Dividend value" is the amount equal to $0.98 per share for each share of Class A preferred stock outstanding. The dividends began accruing June 1, 2004, and are cumulative. Dividends are payable annually in arrears. During 2005, the Company declared and paid dividends of $47,800 ($.07 per preferred share). At June 30, 2006, $47,800 of dividends have accrued on these shares respectively. However, they are unrecorded on the Company's books until declared.

As of June 30, 2006, and during the prior three months then ended, there were no other transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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


                                             PREMIER ALLIANCE GROUP, INC.
                                             (Registrant)


DATE: August 10, 2006                        By:      /s/ Mark S. Elliott
                                                     --------------------------
                                             Mark S. Elliott
                                             President (Chief Executive Officer
                                             and Acting Chief Financial Officer)



                       SEE NOTES TO FINANCIAL STATEMENTS
                                       16