Form 10QSB
period 2006-09-30
PREMIER ALLIANCE GROUP, INC.
filed 2006-11-14
CIK 1272550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark one)
  /X/              Quarterly report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2006

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes / /   No / /

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                            Yes / /   No / /

As of November 13, 2006, 5,811,093 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes / /   No / /

                                Table of Contents

                                                                           Page

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

     Balance Sheet as of September 30, 2006 (Unaudited)                       3

     Statements of Operations for the Three and Nine Months Ended
     September 30, 2006 (Unaudited) and September 30, 2005 (Unaudited)        5

     Statements of Cash Flows for Nine Months Ended September 30, 2006
     (Unaudited) and September 30, 2005 (Unaudited)                           6

     Notes to Condensed Financial Statements (Unaudited)                      7

Item 2. Management's Discussion and Analysis or Plan of Operation             9

Item 3. Controls and Procedures                                              14

PART I. OTHER INFORMATION

Item 1. Legal Proceedings                                                    15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          15

Item 3. Defaults Upon Senior Securities                                      15

Item 4. Submission of Matters to a Vote of Security Holders                  15

Item 5. Other Information                                                    15

Item 6. Exhibits                                                             15

Signatures                                                                   16

Certifications                                                               17

                        SEE NOTES TO FINANCIAL STATEMENTS
                                        4
                          PREMIER ALLIANCE GROUP, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



                ASSETS

CURRENT ASSETS:
  Cash                                             $   230,861
  Accounts receivable                                  865,427
  Marketable securities                                 12,535
  Deferred income taxes                                 35,000
  Prepaid expenses                                      67,749
                                                   -----------

    Total current assets                                            1,211,572




PROPERTY AND EQUIPMENT - at cost less
  accumulated depreciation                                             36,369


OTHER ASSETS:
  Goodwill                                           2,231,284
  Investment in equity-method investee                 234,149
  Investment in cost-method investee                   100,000
  Cash surrender value of officers' life insurance     495,934
  Deferred income taxes                                  1,000
  Deposits and other assets                              4,225
                                                    ----------
                                                                   $3,066,592
                                                                   ----------







                                                                  $ 4,314,533
                                                                   ==========
                                        3

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                    $   609,078
  Accounts payable                                    172,597
  Accrued expenses                                    302,829
  Income taxes payable                                 76,797
                                                   -----------


    Total current liabilities                                      1,161,301


COMMITMENTS AND CONTINGENCIES                                            -


STOCKHOLDERS' EQUITY:
  Class A convertible preferred stock, $.001
    par value, 5,000,000 shares authorized,
    617,591 shares issued and outstanding                 618
  Common stock, $.001 par value, 45,000,000
    shares authorized, 5,811,093 shares
    issued and outstanding                              5,811
  Additional paid-in capital                        3,300,639
  Accumulated deficit                                (153,836)
                                                  -----------


                                                                   3,153,232
                                                                 -----------








                                                                 $ 4,314,533
                                                                 ===========


                        SEE NOTES TO FINANCIAL STATEMENTS
                                        4

                          PREMIER ALLIANCE GROUP, INC.
                            STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

                                         Three months      Three months      Nine months      Nine months
                                             ended             ended            ended            ended
                                         Sept 30, 2006     Sept 30, 2005    Sept 30, 2006    Sept 30, 2005
                                        --------------    --------------   --------------   --------------
NET REVENUE                             $    2,006,922    $    2,643,160   $    6,809,574   $    8,071,897
                                        --------------    --------------   --------------   --------------
OPERATING EXPENSES:
  Cost of revenues                           1,443,498         1,954,435        5,005,684        6,013,043
  Selling, general and administrative          507,706           574,135        1,650,396        1,857,609
  Depreciation                                   4,757             4,425           13,743           12,219
                                        --------------    --------------   --------------   --------------
   Total operating expenses                  1,955,961         2,532,995        6,669,823        7,882,871
                                        --------------    --------------   --------------   --------------
INCOME FROM OPERATIONS                          50,961           110,165          139,751          189,026
                                        --------------    --------------   --------------   --------------

OTHER (EXPENSE) INCOME:
  Interest (expense) income, net               (10,080)           (7,247)         (23,082)         (23,630)
  Loss on marketable securities                   (150)           (7,673)          (2,550)         (17,092)
  Officers' life insurance                      23,455            22,453           16,303             (822)
  Equity in net loss of
   equity-method investee                         (861)            2,096           (1,153)          (4,152)
  Other (expense) income                          (324)            2,320            6,602            3,930
                                        --------------    --------------   --------------   --------------
   Total other (expense) income                 12,040            11,949           (3,880)         (41,766)
                                        --------------    --------------   --------------   --------------

NET INCOME BEFORE INCOME TAXES                  63,001           122,114          135,871          147,260
INCOME TAX EXPENSE                             (16,686)          (44,008)         (58,722)         (56,284)
                                        --------------    --------------   --------------   --------------

NET INCOME                                      46,315            78,106           77,149           90,976
PREFERRED STOCK DIVIDENDS                          -                 -            (47,800)         (47,800)
                                        --------------    --------------   --------------   --------------

NET INCOME AVAILABLE TO COMMON
  STOCKHOLDERS                          $       46,315    $       78,106   $       29,349   $       43,176
                                        ==============    ==============   ==============   ==============
Net income  per share, basic
  and diluted                           $         0.01    $         0.01   $         0.01   $         0.01
                                        ==============    ==============   ==============   ==============
Weighted average number of shares,
  basic and diluted                          5,811,093         5,811,065        5,811,093        5,811,065
                                        ==============    ==============   ==============   ==============

                        SEE NOTES TO FINANCIAL STATEMENTS
                                        5

                          PREMIER ALLIANCE GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)


                                                      2006           2005
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $    77,149    $    90,976
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation                                     13,742         12,219
      Increase of cash surrender value of
        officers' life insurance                      (77,353)       (74,838)
      Deferred income taxes                           (96,000)      (125,000)
      Equity in loss of equity-method investee          1,153          4,152
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable      163,153       (324,416)
      Decrease in marketable securities                 2,550        136,695
      Increase in prepaid expenses                    (36,176)       (26,609)
      Decrease in deposits and other assets               275            641
      (Decrease) increase in accounts payable        (105,593)        74,758
      (Decrease) increase in accrued expenses         (70,983)        51,996
      Increase in income taxes payable                 58,847        120,548
                                                  -----------    -----------
    Net cash used in operating
      activities                                      (69,236)       (58,878)
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                  (6,347)        (1,904)
                                                  -----------    -----------
    Net cash used in investing activities              (6,347)        (1,904)
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  S Corporation distributions                             -          (62,000)
  Preferred stock dividends                           (47,800)       (47,800)
  Proceeds from line of credit                        304,000        (42,000)
                                                  -----------    -----------
    Net cash provided by (used in)
        financing activities                          256,200       (151,800)
                                                  -----------    -----------

NET INCREASE (DECREASE) IN CASH                       180,618       (212,582)


CASH - beginning of period                             50,244        237,019
                                                  -----------    -----------

CASH - end of period                              $   230,861    $    24,437
                                                  ===========    ===========


                        SEE NOTES TO FINANCIAL STATEMENTS
                                        6

                          PREMIER ALLIANCE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)



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



NOTE 4 - CLASS A CONVERTIBLE PREFERRED STOCK:


     The Class A Convertible Preferred Stock accrues 8 percent per annum dividends on a stated "dividend value". "Dividend value" is the amount equal to $0.98 per share for each share of Class A Convertible Preferred Stock outstanding. The dividends began accruing June 1, 2004 and are cumulative. Dividends are payable annually in arrears. During 2006 and 2005, the Company declared and paid dividends of $47,800 ($0.07 per preferred share).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This quarterly report on Form 10-QSB may include "forward-looking statements". All statements regarding our expected financial position and operating results, our business strategy, our financing plans, and the outcome of any contingencies constitute forward-looking statements. All forward-looking statements are subject to risks and uncertainties, including without limitation those described in "Risk Factors" in our annual report on Form 10-KSB, that could cause actual results to differ materially from described in or implied by any forward-looking statements.

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

RESULTS OF OPERATIONS

Net revenue for the three months ended September 30, 2006, was $2,007,000, a decrease of 24%, compared to $2,643,000 for the same period in 2005. For the 2006 year-to-date period, revenue was $6,810,000 compared to $8,072,000 for the 2005 year-to-date period, a decrease of 15.6%. The decrease was due to a significant focus by multiple clients in converting some Premier consultants to full time employees and shifting our subcontractors into a referral category (this lowered the net revenue recorded as only the profit is recorded and the expenses are paid directly by the customer, thus allowing us to maintain current margins).

Cost of revenues, defined as all costs for billable staff, were $1,443,000 or 71.9% of revenue for the three months ended September 30, 2006, as compared to $1,954,000 or 73.9% of revenue for the same period in 2005. For the 2006 year-to-date period costs were 73.5% of revenue and for the 2005 year-to-date period, costs were 74.5% of revenue.

General and administrative (G&A) expenses were $512,000 or 25.5% of revenue for the three months ended in September 30, 2006, as compared to $578,000 or 21.9% for the same period in 2005. For the 2006 year-to-date period, it was 24.4% as compared to 23.2% for the 2005 year-to-date period. G&A expenses were comparable as increases in rent and business insurance were offset by decreases in professional fees and expenses (legal, accounting, consulting). We have established uniform controls and automated processes and are able to perform most general functions internally and minimize what outside agencies must do.

Operating income for the three months ended in September 30, 2006, was $51,000 as compared to $110,000 for the same period in 2005, reflecting the decrease in revenue. For the 2006 year-to-date period, operating income was $140,000 compared to $189,000 for the 2005 year-to-date period.

Other income and expense, net, consisted of a gain of $12,000 for the three months ended in September 30, 2006, compared to a gain of $12,000 for the same period in 2005. For the 2006 year-to-date period, there was a loss of $4,000 compared to a loss of $41,765 for the 2005 year-to-date period. The expense in 2006 is mostly attributable to interest expense being offset mostly by a gain in value of officer's life insurance due to market changes.

The effective income tax expense for the first nine months of 2006 is 43% compared to an effective income tax expense of 38% for the same period in 2005.

Net Income for the three months ended in September 30, 2006, was $46,000 or $.01 per diluted share, compared with net income of $78,000 for the same period in 2005, or $.01 per diluted share. For the 2006 year-to-date period, net income was $77,000 compared to net income of $91,000 for the 2005 year-to-date period.

DIVIDEND

On June 7, 2004, North Carolina Premier issued 597,500 shares of Class A preferred stock in a private placement. The holders of shares of preferred stock were entitled to receive an 8% annual dividend until the earlier of (1) the third anniversary of the date of issuance or (2) automatic conversion of shares of Class A preferred stock into shares of common stock. A dividend was declared and distributed in July 2006 in the amount of $47,800.

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

We assess the likelihood that we will be able to recover deferred tax assets. If recovery is unlikely, we must increase the provision for taxes by recording a valuation allowance against the estimated deferred tax assets that will not ultimately be recoverable. As of September 30, 2006, we believed that all of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is unlikely.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2006, we had cash and cash equivalents of $231,000, representing an increase of $207,000 from September 30, 2005. Net working capital at September 30, 2006, was $50,000, as compared to $65,000 on September 30, 2005. Current assets at September 30, 2006, were $1,211,000. We had no long-term debt. Shareholders' equity as of September 30, 2006, was $3,153,000, which represented 73% of total assets.

During the nine months ended September 30, 2006, the net cash used by operating activities was $69,000 and was primarily a result of increases in the cash surrender value of officers' life insurance of $77,000 and prepaid expenses of $36,000, and a decrease in deferred income taxes of $96,000, offset by an increase in income taxes payable of $59,000, and decreases in accounts receivable of $163,000, accounts payable of $105,000, and accrued expenses of $71,000.

Cash flows from investing activities used $6,300.

Financing activities provided $256,000 of cash for the nine months ended September 30, 2006. Of that increase, $256,000 was due to borrowings on our revolving line of credit. We borrow or repay this revolving debt as needed based upon our working capital obligations. We believe that internally generated funds, current cash on hand, and available borrowings under our revolving credit line will be adequate to meet foreseeable liquidity needs.

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

First we are laying the foundation to diversify and enhance our business model geographically in increased size as well as in the way we package our services. By servicing more geographic markets and increasing our overall size we will more effectively maintain approved primary vendor or sub vendor status, factors that clients have told us are important to them. The ability to service large customers in multiple locations as well as provide more resources and capability adds value while minimizing customer risk. To accomplish this we are looking at organic growth as well as merger and acquisition strategies.

Secondly we are retooling our sales efforts to increase our focus on mid-level customers. This market is not as advanced in the use of or consolidation of primary vendor processes. Premier has typically focused on large corporate customers and is expanding our marketing focus to include the mid-level customer segment.

With the surge in off-shore work, we had to choose to adjust either by providing offshore services or by focusing on that work that is less susceptible to being sent offshore. Offshore and outsourced efforts are typically focused on the core development (middle phases) of a software development cycle. By contrast, on-site consulting resources typically handle the early and later phases of the development cycle. This has greatly increased the focus on the following expertise for onsite work: project management, business analysis, quality assurance and testing. We believe that we can be more competitive if we focus on providing on-site consulting, and so we have focused our recruiting and sales efforts in that area.

Our top priority is to broaden the range of services we offer and build a more diverse client base, both geographically and in terms of industry segments represented. We believe that achieving this goal will require a combination of merger activity and organic growth. Our ability to achieve this goal will depend, in part, on continued improvement in the U.S. jobs market and our ability to attract top talent in the IT field.

OFF-BALANCE-SHEET ARRANGEMENTS

The Class A preferred stock accrues 8 % per annum dividends on a stated "dividend value". "Dividend value" is the amount equal to $0.98 per share for each share of Class A preferred stock outstanding. The dividends began accruing June 1, 2004, and are cumulative. Dividends are payable annually in arrears. During 2005, the Company declared and paid dividends of $47,800 ($.07 per preferred share). A dividend was declared and distributed in July 2006 in the amount of $47,800.

As of September 30, 2006, and during the prior three months then ended, there were no other transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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


                                          PREMIER ALLIANCE GROUP, INC.
                                          (Registrant)


DATE: November 13, 2006                   By: /s/ Mark S. Elliott
                                              -------------------------
                                          Mark S. Elliott
                                          President (Chief Executive Officer
                                          and Acting Chief Financial Officer)