Form 10KSB
period 2006-12-31
PREMIER ALLIANCE GROUP, INC.
filed 2007-03-27
CIK 1272550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006


                        COMMISSION FILE NUMBER: 000-50502

                          PREMIER ALLIANCE GROUP, INC.

            NEVADA                                         20-0443575
 (State of other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No | |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No X

Check of there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB X| |

State issuer's revenues for its most recent fiscal year (ended December 31, 2006): $8,416,247

State the aggregate market value of voting stock held by non-affiliates: N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,867,945 shares of common stock were outstanding as of March 20, 2007.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement to be used in connection with the annual meeting of stockholders for the year 2007 will be incorporated by reference into Part III of this Form 10-KSB.

                          PREMIER ALLIANCE GROUP, INC.

             FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006



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

SALES

Our sales team is our primary interface with the client. They develop and maintain business relationships by building knowledge on our client businesses, technical environments and strategic direction. We use a central repository system that links recruiter information with customer information (requisitions, etc.) to manage our process efficiently.

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

COMPETITION

The market for IT services is highly competitive. It is also highly fragmented, with many providers and no single competitor maintaining clear market leadership. Our competition varies by location, type of service provided, and the customer to whom services are provided. Our competitors fall into four categories: large national or international vendors; hardware vendors and suppliers of packaged software systems; small local or regional firms specializing in specific programming services or applications; and internal IT staff at our customers and potential customers. We believe that to compete successfully, we must have an office in the relevant market, offer appropriate IT solutions, be able to staff our work with skilled professionals, and price our services competitively. When servicing our customers, Premier typically signs master contracts for a one to three year period. The contracts typically set rules of engagement, pricing guidelines, and any discount processes required (volume typically). The contracts manage the relationship and are not indicators of guaranteed work. Individual contracts are put in place (under the master agreement) for each consultant assigned to the client site and cover logistics of length of contract and bill rate per hour for the particular assignment. In most cases contracts can be terminated with a notice of 10 to 30 days.

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

The demand for technology services in general has significantly decreased as many customers seek technology services similar to ours from overseas or foreign competitors. This "outsourcing" of technology services allow these companies to gain savings via cheaper labor as well as to increase the technology resource pool they can draw from. If we cannot replace this revenue stream, we may not be able to compete and our profitability and future operations will be negatively impacted

A DECLINE IN THE PRICE OF, OR DEMAND FOR, ANY OF OUR IT CONSULTING AND SOLUTION SERVICES, WOULD SERIOUSLY HARM OUR REVENUES AND OPERATING MARGINS.

Our IT consulting and solutions services accounted for substantially all of our revenues in 2006. We anticipate that revenues from our IT consulting and solution services will continue to constitute substantially all of our revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, IT consulting and solution services would seriously harm our business.

OUR REVENUES DEPEND ON A SMALL NUMBER OF LARGE SALES. IF ANY OF THESE CUSTOMERS DECIDE THEY WILL NO LONGER USE OUR SERVICES, OUR REVENUES WILL DECREASE AND OUR FINANCIAL PERFORMANCE WILL BE SEVERELY IMPACTED.

To date, we have received a significant portion of our revenues from large sales to a small number of customers. During 2006, our six largest customers, Wachovia, Ahold Information Services, Bi-Lo, United Guaranty, Mecklenburg County, and Duke Energy together comprised 82% of our total annual revenues. Our operating results may be harmed if we are not able to complete one or more substantial sales to any large customers or we are unable to collect accounts receivable from any of our large customers in any future period.

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

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY, AND OUR COMPETITORS MAY BE ABLE TO OFFER SIMILAR SERVICES WHICH COULD LIMIT OUR ABILITY TO GENERATE NEW BUSINESS AND INCREASE REVENUES.

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

WE MAY NOT BE ABLE TO SECURE NECESSARY FUNDING IN THE FUTURE AND MAY BE FORCED TO CURTAIL OUR PLANNED GROWTH, WHICH WOULD SLOW OR STOP OUR ABILITY TO GROW, INCREASE REVENUES, AND ACHIEVE PROFITABILITY.

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

Since we have less 300 record holders of our common stock, we can suspend our reporting obligations under the Securities Exchange Act at any time by filing a Form 15 with the SEC. If we were to terminate our reporting obligations, we would no longer be required to file periodic reports, including financial information, proxy solicitation materials, or other information with the SEC. This action would cause our common stock to be de-listed from the OTC Bulletin Board, which would likely cause our stock price to decline. If we choose not to periodically report, our ability to raise additional financing would likely be negatively impacted due to a lack of publicly available information about the Company.

NO MARKET CURRENTLY EXISTS FOR OUR SECURITIES AND WE CANNOT ASSURE YOU THAT SUCH A MARKET WILL EVER DEVELOP. IF AN ACTIVE MARKET IS NOT DEVELOPED, YOU MAY NOT BE ABLE TO SELL YOUR SHARES.

Although we are listed on the OTC Bulletin Board, there is currently no trading market for our securities. Consequently, holders of shares of our common stock may not be able to liquidate their investment in our shares, and shares of our common stock will not be readily acceptable as collateral for loans. Furthermore, even if a trading market in our shares is established, it may not be sustained, and it may not be sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company.

OUR COMMON STOCK MAY BE CONSIDERED A "PENNY STOCK."

The SEC has adopted regulations that generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors hereunder to sell their shares. In addition, since our common stock is traded on the OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of the stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

THERE ARE RISKS ASSOCIATED WITH OUR STOCK TRADING ON THE OTC BULLETIN BOARD RATHER THAN A NATIONAL EXCHANGE.

There are significant consequences associated with our stock trading on the OTC Bulletin Board rather than a national exchange. The effects of not being able to list our securities on a national exchange include:

     o    Limited release of the market prices of our securities;
     o    Limited news coverage of us;
     o    Limited interest by investors in our securities;
     o    Volatility of our stock price due to low trading volume;
     o Increased difficulty in selling our securities in certain states due to "blue sky" restrictions;
     o    Limited ability to issue additional securities or to secure financing.

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

ITEM 3.  LEGAL PROCEEDINGS.

As of December 31, 2006, and as of the date of this filing, we are not a party to any pending or threatened legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock commenced trading on the OTC Bulletin Board ("OTCBB") on February 5, 2007 under the symbol PIMO.OB. Although the common stock is listed on the OTCBB, as of March 19, 2007, no trading has occurred. Prior to our OTCBB listing, the common stock was not listed on any exchange or market.

         On March 19, 2007, the closing price of the common stock as reported on OTCBB was $2.75, although this price does not reflect a trading market. On March 19, 2007 there were approximately 184 record holders of our common stock, excluding those holders whose stock is held in street name.

         We have not declared or paid a cash dividend on our common stock since our incorporation, and have no intention to do so in the future. We do not currently have an equity compensation plan.

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

RESULTS OF OPERATIONS

2006 AS COMPARED TO 2005

In 2006, we recorded revenue of $8.4 million, a decrease of 20% when compared to 2005 revenue of $10.6 million. We attribute this decline in revenue to a decrease in billable hours during the year resulting from a decrease in billable staff. The decrease in staff was related to an aggressive effort by customers leading to a significant number of conversions of staff to client staff (a process in our industry called contract to hire) especially during the 3rd and 4th quarter periods. In addition, one key customer shifted our subcontractors into a referral category (this lowered the net revenue recorded as only the profit is recorded and the expenses are paid directly by the customer, thus allowing us to maintain current margins). Moving into 2007 the company has had conversations with executive management at its key customers and anticipates that staff conversions via "contract to hire" contracts will slow significantly. In addition market indicators show an increase demand for technology resources which we believe will allow us to increase our staff levels.

Cost of goods, defined as all costs for billable staff, were $6.1 million or 73.0% of revenue in 2006 as compared to $7.8 million or 73.9% of revenue in 2005. Major components making up Cost of goods are wages, subcontract labor, payroll taxes, and benefit costs.

General and administrative (G&A) expenses were $2.2 million or 25.6% of revenue in 2006 as compared to $2.5 million or 23.4% of revenue in 2005. We were able to decrease or hold flat overall the key G&A expense items, such as overhead wages, benefits, legal, accounting, professional services, and travel. Rent increased due to an annual increase combined with the elimination of an up-fit rebate received in 2005 with a lease renewal. Major components making up G&A expenses are overhead wages and taxes, professional services (legal, accounting), rent, business insurance, and overhead benefit costs.

Operating income was $103,305 or 1.2% of revenue in 2006 as compared to $284,930 or 2.7% of revenue in 2005, reflecting the decrease in revenue while maintaining an operating unit that will support a larger based organization.

Other income and expense consisted of net income of $12,444 in 2006 compared to a net expense of $44,050 in 2005. The net income in 2006 is attributable to a significant increase in appreciation in life insurance policies.

Income taxes for 2006 resulted in an effective tax rate of 36%, compared to 36% in 2005.

In 2006 our Net income was $74,451, or $.00 per diluted share as compared to 2005 with net income of $153,867, or $.02 per diluted share

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

In 2001 North Carolina Premier purchased variable life insurance policies for its shareholders. In 2005 the premiums were $100,080, income of $6,231 was recorded as a result of the cash surrender value's exceeding premiums, and the cash surrender value equaled $418,580. In 2006 the premiums were $87,870, income of $43,385 was recorded as a result of the cash surrender value's exceeding premiums, and the cash surrender value equaled $549,835.

Net interest expense increased $1,210 from $32,137 in 2005 to $33,347 in 2006.

Marketable securities are accounted for as trading securities and are stated at market value with unrealized gains and losses accounted for in net income before income taxes. In 2006 marketable securities were a loss of $3,350, as compared to a loss of $19,941 in 2005.

INCOME TAXES

Income taxes for 2006 resulted in an effective tax rate of 36%, compared to 36% in 2005.

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

Purchased goodwill in the amount of $2,718,385 was being amortized over 15 years until December 31, 2001. Accumulated amortization at December 31, 2001 was $487,101. North Carolina Premier adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires that all goodwill and indefinite life intangibles no longer be amortized. Goodwill must be evaluated for impairment on an annual basis. In accordance with SFAS No. 142, an annual impairment test is performed under which the estimated fair value of goodwill is compared with its carrying value. We have completed our annual impairment evaluation for the year ended December 31, 2006, and have concluded that there is no goodwill impairment loss to be recognized. As of December 31, 2006 and December 31, 2005, we had goodwill of $2,231,284.

In September 2004, North Carolina Premier invested in Critical Analytics Inc, a company that is developing a unique trading platform for analysts, traders, and investors. The venture combines our software development and support strengths with the architectural and industry specific business knowledge of Critical Analytics. We own 350,000 shares of stock representing approximately a 33% ownership interest in Critical Analytics. We use the equity method for recording earnings and losses. We recorded a loss on this investment of $2,907 for 2006 as compared to a loss of $5,001 for 2005.

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

EMPLOYEE BENEFIT PLAN

We have a 401(k) plan that covers substantially all employees. Plan participants can make voluntary contributions of up to 15% of compensation, subject to certain limitations, and we match a portion of employee contributions. Total contributions to the plan for the years ended December 31, 2006 and 2005 were approximately $22,275 and $45,403 respectively.

FINANCIAL CONDITION AND LIQUIDITY

As of December 31, 2006, we had cash and cash equivalents of $49,439, representing a decrease of $805 from the prior year. Net working capital at December 31, 2006, was $200, representing a decrease of $80,000. We had no long term debt. Shareholders' equity as of December 31, 2006, was $3,150,000, which represented 78% of total assets.

During the year ended December 31, 2006, the net cash used by operating activities was $96,218 and was primarily attributable to decreases in accrued expenses of $100,222, and accounts payable of $156,499, increase of $131,255 of cash surrender value of our employee life insurance policies and an increase in deferred income taxes of $88,000, offset by the decrease in accounts receivable of $303,881. Cash flows from investing activities used $7,786 for property and equipment purchases.

Cash flows from investing activities used $7,786 for property and equipment purchases.

Financing activities provided $103,200 of cash in 2006. Of that increase, $151,000 was due to advances on our revolving line of credit. We borrow or repay this revolving debt as needed based upon our working capital obligation. We distributed a dividend of $47,800 to preferred shareholders.

We believe that internally generated funds, current cash on hand, and available borrowings under our revolving credit line will be adequate to meet foreseeable liquidity needs for the next 12 months.

Because of the nature of our business, we are able to monitor variable expenses tied to our revenue generation and we are able to manage and adjust our fixed costs based on overall profitability.

The following table represents the company's most liquid assets:

                                                     2006             2005
                                                     ----             ----

Cash and cash equivalents                            49,439           50,244

Marketable securities                                     0                0

Officers life insurance cash surrender value        549,835          418,580

Investment in cost method investee                  100,000          100,000
                                                    -------          -------

                                                    699,274          568,824

The company manages cash and liquid investments in order to internally fund operating needs. The company plans to use its available resources including any borrowing under its line of credit to invest in its operations.

The company has entered into a loan agreement for a line of credit with a financial institution which provides credit to 75% of accounts receivable aged less than 90 days up to $900,000. Borrowings under the agreement bear interest at the LIBOR rate plus 3 percent (8.3 percent at December 31, 2006), payable monthly. Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. No additional requirements are anticipated. If new business opportunities do arise additional outside funding may be required.

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

CONTRACTUAL OBLIGATIONS

As of December 31, 2006, our contractual obligations consisted of the following lease and contractual obligations:

         2007     $216,671

         2008     $187,481

         2009     $110,866


      The leases cover office premises and leased vehicles. Of these leases a total of $15,876 is allocated for vehicle leases and $479,083 is for office premises. Non-cancellable contracts with job search firms account for $20,059 of the obligations.

We have a loan agreement for a line of credit with a financial institution that provides us with a maximum credit line of $900,000. The line of credit is due on demand. We may only borrow up to 75% of accounts receivable aged at 90 days or less. Borrowings under the agreement bear interest at the LIBOR rate plus 3%, payable monthly. In addition, the loan is collateralized by substantially all our assets. Outstanding borrowings under the loan agreement were $456,078 and $305,078 at December 31, 2006 and 2005, respectively.

OFF-BALANCE-SHEET ARRANGEMENTS

The Class A Preferred Stock accrues 8 percent per annum dividends on a stated "dividend value". "Dividend value" is the amount equal to $0.98 per share for each share of Class A Preferred Stock outstanding. The dividends began accruing June 1, 2004, and are cumulative. Dividends are payable annually in arrears. During 2006, the Company declared and paid dividends of $47,800 ($.07 per preferred share). At December 31, 2006, $27,883 ($.05 per preferred share) of dividends have accrued on these shares respectively. However, they are unrecorded on the Company's books until declared.

As of December 31, 2006, and during the prior year then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

MATERIAL CONSULTING AGREEMENTS

In October 2003, we engaged Cyndel & Co., Inc. as consultants and financial advisors to furnish advice with respect to operations, financing, and potential business combinations. We pay Cyndel consulting fees of $5,000 per month. Either party may terminate the consulting agreement at any time with 30 days' prior written notice; we currently have no plans to terminate the consulting agreement. In November 2004, we granted Patrick M. Kolenik and Steven J. Bayern, the principals of Cyndel, jointly an option to purchase a number of shares of our common stock equal to 4.5% of the number of shares of our common stock outstanding on the 90th day following commencement of trading of shares of our common stock (the "Option Price Date"). On March 7, 2006, the parties agreed to modify the option to provide for the purchase of a fixed number of shares of Common Stock. As a result, the option provides for the purchase of 289,291 shares of common stock at an exercise price equal to the average market price of a share of our Common Stock during the ten trading days immediately preceding the Option Price Date. This option may be exercised in whole or part at any time during the two years following the Option Price Date.

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

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 9 is incorporated by reference to our definitive proxy statement relating to our 2007annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference to our definitive proxy statement relating to our 2007 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 11 is incorporated by reference to our definitive proxy statement relating to our 2007 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is incorporated by reference to our definitive proxy statement relating to our 2007 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 13. EXHIBITS

The following exhibits are filed as a part of, or incorporated by reference into, this report.

No.      Description
---      -----------
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

10.4 Lease Agreement between Bissell Porter Siskey, LLC and the Company (incorporated by reference to exhibit 10.4 to Form 10-KSB/A of the registrant filed with the Commission on April 27, 2006).

14.1 Code of ethics (incorporated by reference to exhibit 14.1 to Form 10-KSB of the registrant filed with the Commission on March 31, 2005

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement relating to our 2007 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PREMIER ALLIANCE GROUP, INC.


Date:    March  26, 2007                     By:  /s/ Mark S. Elliott
                                                  ------------------------------
                                                  Mark S. Elliott, President


In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Date:    March 26, 2007                      By:  /s/ Mark S. Elliott
                                                  ------------------------------
                                                  Mark S. Elliott, President


Date:    March 26, 2007                      By:  /s/ Kevin J. Hasenfus
                                                  ------------------------------
                                                  Kevin J. Hasenfus, Director


Date:    March 26, 2007                      By:  /s/ Robert N. Yearwood
                                                  ------------------------------
                                                  Robert N. Yearwood, Director

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


Audit Committee
Premier Alliance Group, Inc.
Charlotte, North Carolina




                          INDEPENDENT AUDITORS' REPORT


     We have audited the accompanying balance sheet of Premier Alliance Group, Inc. as of December 31, 2006, and the related statements of operations, stockholders' equity, and cash flows for the two years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Alliance Group, Inc. as of December 31, 2006 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.





                                                        Scharf Pera & Co., PLLC



February 23, 2007
Charlotte, North Carolina


                                      (F1)

                          PREMIER ALLIANCE GROUP, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2006


                                ASSETS

CURRENT ASSETS:
  Cash                                                    $ 49,439
  Accounts receivable                                      724,698
  Marketable securities                                     11,735
  Deferred tax asset - current portion                      27,000
  Prepaid expenses and
    other current assets                                    48,791
                                                         ---------
       Total current assets                                                  $ 861,663

PROPERTY AND EQUIPMENT - at
    cost less accumulated depreciation                                          33,028


OTHER ASSETS:
  Goodwill                                               2,231,284
  Investment in equity-method investee                     232,395
  Investment in cost-method investee                       100,000
  Cash surrender value of officers'
    life insurance                                         549,835
  Deferred tax asset                                         1,000
  Deposits and other assets                                  4,225
                                                         ---------
                                                                             3,118,739
                                                                           -----------
                                                                           $ 4,013,430
                                                                           ===========


                        SEE NOTES TO FINANCIAL STATEMENTS


                                      (F2)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Note payable                                             $ 456,078
  Accounts payable                                           121,691
  Accrued expenses                                           273,590
  Income taxes payable                                        11,537
                                                         -----------



      Total current liabilities                                                  $ 862,896





COMMITMENTS AND CONTINGENCIES                                                            -

STOCKHOLDERS' EQUITY:
 Class A convertible preferred stock,
    liquidation preference of $0.05 per share,
    $.001 par value, 5,000,000 shares authorized,
    617,598 shares issued and outstanding                        618
 Common stock, $.001 par value, 45,000,000
    shares authorized, 5,811,093 shares
    issued and outstanding                                     5,811
 Additional paid-in capital                                3,300,639
 Accumulated deficit                                        (156,534)
                                                         -----------
                                                                                 3,150,534
                                                                               -----------

                                                                               $ 4,013,430
                                                                               ===========


                        SEE NOTES TO FINANCIAL STATEMENTS

                                      (F3)

                          PREMIER ALLIANCE GROUP, INC.
                            STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                                 2006              2005
                                                             -----------       ------------

NET REVENUES                                                 $ 8,416,247       $ 10,574,571
                                                             -----------       ------------


OPERATING EXPENSES:
  Cost of revenues                                             6,141,079          7,813,893
  Selling, general and administrative                          2,153,339          2,461,316
  Depreciation                                                    18,524             14,432
                                                             -----------       ------------

                                                               8,312,942         10,289,641
                                                             -----------       ------------

INCOME FROM OPERATIONS                                           103,305            284,930
                                                             -----------       ------------

OTHER INCOME (EXPENSE):
  Interest expense, net                                          (33,348)           (32,137)
  Loss on marketable securities                                   (3,350)           (19,942)
  Officers' life insurance income                                 43,385              6,232
  Equity in net loss of equity-method investee                    (2,907)            (5,001)
  Other income                                                     8,664              6,798
                                                             -----------       ------------

                                                                  12,444            (44,050)
                                                             -----------       ------------

NET INCOME BEFORE INCOME TAXES                                   115,749            240,880

INCOME TAX EXPENSE                                               (41,298)           (87,013)
                                                             -----------       ------------

NET INCOME                                                        74,451            153,867
PREFERRED STOCK DIVIDEND                                         (47,800)           (47,800)
                                                             -----------       ------------
NET INCOME AVAILABLE FOR
  COMMON STOCKHOLDERS                                             26,651            106,067

Net income per share, basic and diluted                      $      0.00      $        0.02
                                                             ===========       ============

Weighted average number of shares,
  basic and diluted                                            5,811,093          5,811,093
                                                             ===========       ============





                        SEE NOTES TO FINANCIAL STATEMENTS

                                      (F4)

                          PREMIER ALLIANCE GROUP, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

                                          Class A                                              Retained
                                      Preferred Stock        Common Stock        Additional    Earnings         Total
                                      ---------------    -------------------      Paid-In    (Accumulated    Stockholders'
                                      Shares  Amount       Shares    Amount       Capital       Deficit)       Equity
                                      ------ --------    ---------  --------    ------------ -------------  -------------

Balance at
  December 31, 2004                   617,598   $ 618    5,811,065   $ 5,811     $3,300,639   $  (227,252)   $ 3,079,816

Net income                                                                                        153,867        153,867
Rounding of shares on
  reverse split                                                 28
S Corporation distributions                                                         (62,000)                     (62,000)
Dividends on Class A
  preferred stock                                                                                 (47,800)       (47,800)
                                      -------   -----    ---------  --------    -----------   -----------    -----------
Balance at
  December 31, 2005                   617,598     618    5,811,093     5,811      3,238,639      (121,185)     3,123,883
Net income                                                                                         74,451         74,451
Dividends on Class A
  preferred stock                                                                                 (47,800)       (47,800)
                                      -------   -----    ---------  --------    -----------   -----------    -----------
Ending Balance at
  December 31, 2006                   617,598   $ 618    5,811,093   $ 5,811     $3,238,639   $   (94,534)   $ 3,150,534
                                      =======   =====    =========   =======    ===========   ===========    ===========


                        SEE NOTES TO FINANCIAL STATEMENTS

                                      (F5)

                          PREMIER ALLIANCE GROUP, INC.
                             STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                                          2006                  2005
                                                                        --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $ 74,451             $ 153,867
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation expense                                                  18,524                14,432
    Increase in cash surrender value of
      officers' life insurance                                          (131,255)             (106,311)
    Increase in net deferred tax assets                                  (88,000)             (112,000)
    Equity in loss of equity-method investee                               2,907                 5,002
  Changes in operating assets and liabilities:
    Decrease in accounts receivable                                      303,882                83,909
    Decrease in marketable securities                                      3,350               139,545
    Increase in prepaid expenses                                         (17,218)               (6,232)
    Decrease in deposits and other assets                                    275                 1,516
    (Decrease) increase in accounts payable                             (156,499)               22,127
    (Decrease) increase in accrued expenses                             (100,222)               10,708
    Decrease in income taxes payable                                      (6,413)               (4,468)
                                                                        --------              --------
  Net cash (used in) provided by
    operating activities                                                 (96,218)              202,095
                                                                        --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                     (7,787)              (22,070)
                                                                        --------              --------

   Net cash used in investing activities                                  (7,787)              (22,070)
                                                                        --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES
  S Corporation distributions                                                  -               (62,000)
  Dividends paid                                                         (47,800)              (47,800)
  Proceeds from (payments on) line of credit                             151,000              (257,000)
                                                                        --------              --------
   Net cash provided by (used in)
    financing activities                                                 103,200              (366,800)
                                                                        --------              --------

Net decrease in cash                                                        (805)             (186,775)

Cash - beginning of year                                                  50,244               237,019
                                                                        --------              --------

Cash - end of year                                                     $  49,439              $ 50,244
                                                                        ========              ========

                      SEE NOTES TO FINANCIAL STATEMENTS


                                      (F6)

                          PREMIER ALLIANCE GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

                                   (continued)




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                             2006                  2005
                                           ---------             ---------

Cash payments for:
  Interest                                 $  37,097             $  36,336
                                           =========             =========

  Income taxes                             $ 130,775             $ 205,000
                                           =========             =========

Cash received for:
  Interest                                 $   3,750             $   4,199
                                           =========             =========





                        SEE NOTES TO FINANCIAL STATEMENTS

                                      (F7)

                          PREMIER ALLIANCE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1 - ORGANIZATION AND BUSINESS:

     Premier Alliance Group, Inc. ("Old Premier") was organized under the laws of North Carolina in June 1995. Old Premier provided information technology solution and consulting services to customers operating in a variety of industries throughout the United States.

     On November 5, 2004, Old Premier and its shareholders consummated a share exchange agreement with the Company. The Company was an inactive public company that was organized in Nevada in January 2000. Pursuant to the exchange agreement, shareholders of Old Premier were issued 36,176,863 shares of common stock and 4,323,157 shares of Class A convertible preferred stock in exchange for all of their outstanding common stock and preferred stock in Old Premier. As a result of the share exchange agreement, the shareholders of Old Premier acquired a majority (90%) of the issued and outstanding common and preferred stock of the merged company. For accounting purposes, the transaction was accounted for as a reverse merger. Old Premier was merged into the Company and immediately after the merger the Company was renamed Premier Alliance Group, Inc. The Company accounted for the share exchange using the purchase method of accounting as prescribed by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations". The Company did not record any amount for goodwill on the share exchange.


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

     PROPERTY AND EQUIPMENT:

         Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Maintenance and repair costs are expensed as incurred. Gains or losses on dispositions are reflected in income.

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

     INCOME TAXES:

         On June 6, 2004, effective with the issuance of preferred stock, the Company was required by income tax regulations to change from an S Corporation to a C Corporation. Effective with the conversion to a C Corporation, the Company accounts for income taxes under FASB SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled (See
Note 9).


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

     RECLASSIFICATIONS:

         Certain reclassifications have been made in the prior year financial statements to conform to classifications used in the current year.

     RECENT PRONOUNCEMENTS:

         In September 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106 and 132(R)." This Statement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement is effective for the Company as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS No. 158 did not have a material effect on the financial statements of the Company.

         In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements". This Statement establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about value measurements. This new standard will be effective for the Company in the first interim or annual reporting period beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material effect on the financial statements of the Company.


                                     (F10)

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainties in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the Company for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on the financial statements of the Company.

         In March 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets -An Amendment of FASB Statements No. 140". This statement establishes, among other things, that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. This new standard will be effective for the Company as of the beginning of its first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 is not expected to have a material effect on the financial statements of the Company.

         In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments", which is an amendment of SFAS Nos. 133 and 140. This statement (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of SFAS No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The new standard will be effective for the Company in the first interim or annual reporting period beginning after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material effect on the financial statements of the Company.

NOTE 3 - PROPERTY AND EQUIPMENT:

     The principal categories and estimated useful lives of property and equipment are as follows

                                                     Estimated
                                                    Useful Lives
                                                    ------------
     Office equipment                $   297,373         5 years
     Furniture and fixtures               61,962         7 years
     Computer software                    17,100         3 years
                                     -----------
                                         376,435
     Less: accumulated depreciation     (343,407)
                                     -----------
                                     $    33,028
                                     ===========


                                     (F11)

NOTE 4 - MARKETABLE SECURITIES CLASSIFIED AS TRADING SECURITIES:


     Under SFAS No. 115, securities that are bought and held principally for the purpose of selling them in the near term (thus held only for a short time) are classified as trading securities. Trading generally reflects active and frequent buying and selling, and trading securities are generally used with the objective of generating profits on short-term differences in price. The change in the net unrealized holding gain or loss for the year ended December 31, 2006, which is included in income from operations, is as follows:

                                               Fair Market
                                   Cost           Value         Holding Loss
                               -----------    ------------    ---------------

Equity Investments             $    33,220    $     11,735    $        21,485




NOTE 5 - INVESTMENT IN EQUITY-METHOD INVESTEE:


     In 2004, the Company invested $250,000 for a 33 percent ownership of Critical Analytics, Inc. Critical Analytics, Inc. is in the business of software development and consulting services. The Company accounts for this investment using the equity method. The Company records its proportionate share of income or loss from Critical Analytics, Inc.'s results of operations; correspondingly, the carrying amount of the investment is increased by equity in earnings and reduced by equity in losses. During 2006 and 2005, the Company recorded losses of $2,907 and $5,001 as its equity in Critical Analytics, Inc., respectively. Summarized financial information of Critical Analytics, Inc. at December 31, 2006 and 2005 is as follows:

                                                     2006            2005
                                                 -----------     -----------
          Assets:
            Current assets                       $   213,554     $   219,673
            Property and equipment - net              11,880          13,748
                                                 -----------     -----------

                                                 $   225,434     $   233,421
                                                 ===========     ===========

          Liabilities and stockholders' equity:
            Current liabilities                  $    27,892     $    27,069
            Stockholders' equity                     197,542         206,352
                                                 -----------     -----------

                                                 $   225,434     $   233,421
                                                 ===========     ===========

            Gross revenue                        $     1,500     $       -
            Other income                              12,162           5,736
            Operating expenses                       (22,472)        (20,740)
                                                 -----------     -----------

            Net loss                             $    (8,810)    $   (15,004)
                                                 ===========     ===========



                                     (F12)

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


NOTE 7 - NOTES PAYABLE:

     The Company has entered into a loan agreement for a line of credit with a financial institution, providing the Company with a maximum credit line of $1,500,000. The line of credit is due on demand. The Company may only borrow up to 75 percent of accounts receivable aged at 90 days or less plus $600,000 in aggregate guarantees provided by certain stockholders of the Company. Borrowings under the agreement bear interest at LIBOR plus 3 percent (8.3 percent at December 31, 2006), payable monthly. In addition, the loan is collateralized by substantially all assets of the Company. Outstanding borrowings under the loan agreement were $456,078 and $305,078 at December 31, 2006 and 2005, respectively.

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

     CLASS A CONVERTIBLE PREFERRED STOCK:

         On November 5, 2004, the Company issued 4,323,137 Class A Preferred shares to the stockholders of Old Premier in exchange for all the outstanding preferred stock of Old Premier. Old Premier had issued preferred stock on June 6, 2004, for $576,208, net of issue costs. On December 16, 2004, the Company effected a 7:1 reverse split of its outstanding preferred shares resulting in 617,598 preferred shares outstanding.



                                     (F13)

         The Class A Preferred Stock accrues 8 percent per annum dividends on a stated "dividend value". "Dividend value" is the amount equal to $0.98 per share for each share of Class A Preferred Stock outstanding. The dividends began accruing June 1, 2004, and are cumulative. Dividends are payable annually in arrears. During 2005, the Company declared and paid dividends of $47,800 ($0.07 per preferred share). At December 31, 2006, $27,883 ($0.05 per preferred share) of dividends has accrued on these shares respectively. However, they are unrecorded on the Company's books until declared.

         The Class A Preferred Stock is convertible, at the holder's option, into common stock on a one to one basis at any time. The Class A Preferred Stock will automatically convert into common shares on the first day the Company's common stock price exceeds $2.03 per share. No Class A Preferred Stock has been converted at December 31, 2006.

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

     WARRANTS:

         A common stock purchase warrant was issued to holders of Class A Preferred Stock on a one to one basis. The warrants have an exercise price of $2.00 per common share and expire June 1, 2007. No warrants have been exercised at December 31, 2006.

     STOCK OPTIONS:

         In 2004, the Company issued options to a consultant to the Company. The options are for the number of shares equal to 4.5 percent (261,500 at December 31, 2006) of outstanding common shares on the "option price date" at an exercise price equal to the average market price of the Company's common stock during the 10 trading days immediately prior to the "option price date". The "option price date" is defined as the 90th day after the commencement of the trading of shares of the Company's common stock. The options expire two years following the "option price date".

                                     (F14)

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

NOTE 9 - INCOME TAXES:

     Significant components of the income tax provision is summarized as follows:



       Current provision:                    2006             2005
                                         -----------      -----------
              Federal                    $   106,115      $   163,396
              State                           23,183           35,617
       Deferred provision:
              Federal                        (73,000)         (91,000)
              State                          (15,000)         (21,000)
                                         -----------      -----------
                                         $    41,298      $    87,013
                                         ===========      ===========



     A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate on income before income taxes for the years ended December 31, 2006 and 2005 follows:

                                             2006             2005
                                         -----------      -----------
       Federal statutory rate                   34.0%            34.0%
       State income taxes, net of
         federal income tax benefit              4.5              4.5
       Permanent difference                     (2.8)            (2.4)
                                         -----------      -----------
                                                35.7%            36.1%
                                         ===========      ===========




                                     (F15)

     The Company provides for income taxes using the liability method in accordance with FASB SFAS No. 109 "Accounting for Income Taxes". Deferred income taxes arise from the differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at December 31, 2006:
                                                     2006
                                                 -----------
       Deferred income tax assets:
         Accrued compensation                    $    19,000
         Trading securities                            8,000
         Intangible assets                            14,000
                                                 -----------
                                                      41,000

       Less: Valuation allowance                         -
       Net deferred income tax
         assets                                  $    41,000
                                                 ===========

       Deferred income tax
         liabilities:
           Property and equipment                $   (13,000)
                                                 -----------

       Total deferred tax liabilities            $   (13,000)
                                                 ===========
       Net deferred income tax
         liabilities                             $    28,000
                                                 ===========


                                     (F16)

NOTE 10 - NET INCOME (LOSS) PER SHARE:


     In accordance with FASB SFAS No. 128, "Earnings per Share", and SEC Staff Accounting Bulletin No. 98, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted - average number of common shares outstanding during the period. Under SFAS No. 128, diluted income or loss per share is computed by dividing net income or loss for the period by the weighted - average number of common and common equivalent shares, such as stock options, warrants and convertible securities outstanding during the period. Such common equivalent shares have not been included in the Company's computation of net income (loss) per share in 2006 and 2005, as their effect would have been anti-dilutive.

                                             2006              2005
                                         -----------       -----------
     Net income                          $    74,451       $   153,867
     Preferred stock dividend                (47,800)          (47,800)
                                         -----------       -----------
     Numerator - net income
       available to common stockholders  $    26,651       $   106,067
                                         ===========       ===========

     Denominator - weighted - average
       shares outstanding                  5,811,093         5,811,093
                                         ===========       ===========

     Net income per share                $      0.00       $      0.02
                                         ===========       ===========

     Incremental common shares (not
       included because of their anti-
       dilutive nature)
         Stock options                       261,500           261,500
         Stock warrants                      617,598           617,598
         Convertible preferred stock         617,598           617,598
                                         -----------       -----------
                                           1,496,696         1,496,696
                                         ===========       ===========


NOTE 11 - COMMITMENTS AND CONTINGENCIES:


     The Company is obligated under various operating leases for office space and automobiles and is obligated under non-cancellable contracts with job search firms.


     The future minimum payments under non-cancellable operating leases and non-cancellable contracts with initial remaining terms in excess of one year (including the related party lease), as of December 31, 2006, are as follows:

                                                 Required
                 Year Ending                     Payments
                                               ------------
                     2007                      $   216,671
                     2008                          187,481
                     2009                          110,866
                     2010                              -
                     2011                              -
                  Thereafter                           -
                                               -----------
                                               $   515,018
                                               ===========


                                     (F17)

     Rent expense for operating leases during 2006 and 2005 was approximately $179,509 and $203,437, respectively.

     The Company has a 3 percent ownership interest in a limited liability company that owns approximately 33 percent of the building the Company leases office space from in Charlotte, North Carolina. Additionally, an individual stockholder of the Company owns approximately 30 percent of the same limited liability company. Rent expense pertaining to this operating lease during 2006 and 2005 was approximately $176,104 and $129,931, respectively.

NOTE 12 - EMPLOYEE BENEFIT PLAN:

     The Company has a 401(k) plan which covers substantially all employees. Plan participants can make voluntary contributions of up to 15 percent of compensation, subject to certain limitations. Under this plan, the Company matches a portion of employee deferrals. Total contributions to the plan for the years ended December 31, 2006 and 2005, were approximately $22,275 and $45,403, respectively.

NOTE 13 - ADVERTISING:

     The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2006 and 2005 were $2,025 and $4,885, respectively.

NOTE 14 - MAJOR CUSTOMERS:

     Approximately 37 and 43 percent of total revenues were made from one customer for the years ended December 31, 2006 and 2005, respectively.

NOTE 15 - OTHER MATTERS:

     CASH CONCENTRATION:

         The Company maintains some of its cash in bank deposit accounts, money market funds and certificates of deposits, which, at December 31, 2006, exceeded federally insured limits by $84,334. These accounts are maintained in high credit quality financial institutions in order to reduce the risk of potential losses. The Company has not experienced any losses in these accounts.



                                     (F18)