Form 10QSB
period 2007-03-31
PREMIER ALLIANCE GROUP, INC.
filed 2007-05-15
CIK 1272550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark one)

  |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2007

  | |    Transition report under Section 13 or 15(D) of the Exchange Act


                        Commission file number 000-50502

                          PREMIER ALLIANCE GROUP, INC.
                          ----------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

     Nevada                                           20-0443575
     ------                                           ----------
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

As of May 5, 2007, 5,867,945 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes| |    No |X|

                                Table of Contents

                                                                           Page

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

     Balance Sheet as of March 31, 2007 (Unaudited)                         3

     Statements of Operations for the Three Months Ended
     March 31, 2007 (Unaudited) and March 31, 2006 (Unaudited)              5

     Statements of Cash Flows for Three Months Ended
     March 31, 2007 (Unaudited)and March 31, 2006 (Unaudited)               6

     Notes to Condensed Financial Statements (Unaudited)                    7

Item 2. Management's Discussion and Analysis or Plan of Operation           8

Item 3. Controls and Procedures                                            13

PART I. OTHER INFORMATION

Item 1. Legal Proceedings                                                  14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        14

Item 3. Defaults Upon Senior Securities                                    14

Item 4. Submission of Matters to a Vote of Security Holders                14

Item 5. Other Information                                                  14

Item 6. Exhibits                                                           14

Signatures                                                                 15

Certifications                                                             16

                          PREMIER ALLIANCE GROUP, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2007
                                   (UNAUDITED)



                ASSETS

CURRENT ASSETS:
  Cash                                             $   148,008
  Accounts receivable                                  859,806
  Marketable securities                                 18,580
  Deferred income taxes                                 28,000
  Prepaid expenses                                      31,459
                                                   -----------


    Total current assets                                          $ 1,085,853




PROPERTY AND EQUIPMENT - at cost less
  accumulated depreciation                                             32,564


OTHER ASSETS:
  Goodwill                                           2,231,284
  Investment in equity-method investee                 227,864
  Investment in cost-method investee                   100,000
  Cash surrender value of officers' life insurance     573,430
  Deferred income taxes                                  1,000
  Deposits and other assets                              4,000
                                                   -----------

                                                                    3,137,578
                                                                  -----------






                                                                  $ 4,255,995
                                                                  ===========


                       See Notes to Financial Statements

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                    $   586,078
  Accounts payable                                    188,029
  Accrued expenses                                    310,749
  Income taxes payable                                  7,900
                                                  -----------


    Total current liabilities                                    $ 1,092,756


COMMITMENTS AND CONTINGENCIES                                            -


STOCKHOLDERS' EQUITY:
  Class A convertible preferred stock, $.001
    par value, 5,000,000 shares authorized,
    560,746 shares issued and outstanding                 561
  Common stock, $.001 par value, 45,000,000
    shares authorized, 5,867,945 shares
    issued and outstanding                              5,868
  Additional paid-in capital                        3,300,639
  Accumulated deficit                                (143,829)
                                                  -----------


                                                                   3,163,239
                                                                 -----------








                                                                 $ 4,255,995
                                                                 ===========

                       See Notes to Financial Statements

                          PREMIER ALLIANCE GROUP, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)



                                                      2007           2006
                                                  -----------    -----------

NET REVENUE                                       $ 1,817,255    $ 2,528,149
                                                  -----------    -----------


OPERATING EXPENSES:
  Cost of revenues                                  1,301,742      1,898,582
  Selling, general and administrative                 521,084        569,949
  Depreciation                                          1,886          4,440
                                                  -----------    -----------

   Total operating expenses                         1,824,712      2,472,971
                                                  -----------    -----------


(LOSS) INCOME FROM OPERATIONS                          (7,457)        55,178
                                                  -----------    -----------

OTHER INCOME (EXPENSE):
  Interest expense, net                               (10,384)        (6,253)
  Gain on marketable securities                         6,845          2,500
  Officers' life insurance income                      23,595         29,431
  Equity in net loss of equity-method investee         (4,531)        (1,236)
  Other income                                            -              100
                                                  -----------    -----------

   Total other income (expense)                        15,525         24,542
                                                  -----------    -----------

NET INCOME BEFORE INCOME TAXES                          8,068         79,720

INCOME TAX BENEFIT (EXPENSE)                            4,637        (32,994)
                                                  -----------    -----------

NET INCOME                                        $    12,705    $    46,726
                                                  ===========    ===========

NET INCOME PER SHARE, BASIC AND DILUTED           $      0.00    $      0.01
                                                  ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES,
  BASIC AND DILUTED                                 5,832,111      5,811,093
                                                  ===========    ===========


                       See Notes to Financial Statements

                          PREMIER ALLIANCE GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)


                                                      2007           2006
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $    12,705    $    46,726

  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation                                      1,886          4,440
      Increase of cash surrender value of
        officers' life insurance                      (23,595)       (53,851)
      Deferred income taxes                            (1,000)       (92,000)
      Equity in loss of equity-method investee          4,531          1,236
    Changes in operating assets and liabilities:
      Increase in accounts receivable                (135,107)       (29,206)
      Increase in marketable securities                (6,845)        (2,500)
      Decrease in prepaid expenses                     17,332         11,801
      Decrease in deposits and other assets               225            -
      Increase in accounts payable                     66,338          2,283
      Increase in accrued expenses                     37,159          8,396
      (Decrease) increase in income taxes payable      (3,637)       120,619
                                                  -----------    -----------
    Net cash used in operating activities             (30,008)        17,944
                                                  -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                  (1,423)           -
                                                  -----------    -----------
    Net cash used in investing activities              (1,423)           -
                                                  -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                        130,000          5,000
                                                  -----------    -----------
    Net cash provided by financing activities         130,000          5,000
                                                  -----------    -----------


NET INCREASE IN CASH                                   98,569         22,944


CASH - beginning of period                             49,439         50,244
                                                  -----------    -----------

CASH - end of period                              $   148,008     $   73,188
                                                  ===========     ==========


                       See Notes to Financial Statements

                          PREMIER ALLIANCE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION:

     The accompanying unaudited interim financial statements of Premier Alliance Group, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2006 as reported in the 10-KSB have been omitted.


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

NOTE 3 - CLASS A CONVERTIBLE PREFERRED STOCK:

     The Class A Convertible Preferred Stock accrues 8 percent per annum dividends on a stated "dividend value". "Dividend value" is the amount equal to $0.98 per share for each share of Class A Convertible Preferred Stock outstanding. Dividends are payable annually in arrears. During 2006, the Company declared and paid dividends of $47,800 ($0.07 per preferred share). At March 31, 2007, $36,167 of dividends have accrued on these shares. However, they are unrecorded on the Company's books until declared. During the quarter ended March 31, 2007, 56,852 of these Class A Convertible Preferred shares were converted to common shares on a one to one basis.


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

RESULTS OF OPERATIONS

Net revenue for the three months ended March 31, 2007, was $1,817,000, a decrease of 28%, compared to $2,528,000 for the same period in 2006. We attribute this decline in revenue to a decrease in billable hours during the year resulting from a decrease in billable staff. The decrease in staff was related to an aggressive effort by customers leading to a significant number of conversions of staff to client staff (a process in our industry called contract to hire) especially during the 3rd and 4th quarter periods, leaving our 2007 beginning staff count lower than in the first 6 months of 2006. We have been able to increase counts over the 2006 4th quarter numbers both in revenue and staff count.

Cost of revenues, defined as all costs for billable staff, were $1.3 million or 71.6% of revenue for the three months ended March 31, 2007, as compared to $1.9 million or 75.1% of revenue for the same period in 2006. The decrease in cost of revenue as a percentage of revenue for this period is primarily a result of the decrease in staff count.

General and administrative (G&A) expenses were $523,000 or 28.8% of revenue for the three months ended in March 31, 2007, as compared to $574,000 or 22.7% for the same period in 2006. This decrease in G&A expense is mostly attributed to reductions in overhead wages and professional fees and expenses (legal, accounting, consulting) associated with public company filings. We have established uniform controls and automated processes and are able to perform most general functions internally and minimize what outside agencies must do.

Operating income for the three months ended in March 31, 2007, was a loss of $7,000 as compared to a gain of $55,000 for the same period in 2006, reflecting the decrease in revenues.

Other income and expense, net, consisted of a gain of $15,000 for the three months ended in March 31, 2007, compared to a gain of $24,000 for the same period in 2006. The gain is mostly attributable to a net increase in cash surrender value over premiums of variable executive life insurance (due to market fluctuation).

The effective tax rate for the first three months of 2007 is 57% compared to an effective income tax rate of 41% for the same period in 2006. The change in rate is a direct result of net operating loss reported in the first quarter of 2007 as compared to net operating income reported for the same period in 2006

Net income for the three months ended in March 31, 2007, was $12,705 or $.00 per diluted share, compared with net income of $46,726 for the same period in 2006, or $.01 per diluted share.

DIVIDEND

No Dividend has been declared as of March 31, 2007.

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

We assess the likelihood that we will be able to recover deferred tax assets. If recovery is unlikely, we must increase the provision for taxes by recording a valuation allowance against the estimated deferred tax assets that will not ultimately be recoverable. As of March 31, 2007, we believed that all of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is unlikely.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2007, we had cash and cash equivalents of $148,000, representing an increase of $74,820 from March 31, 2006. Net working capital at March 31, 2007, was ($7,000), as compared to $87,000 on March 31, 2006. Current assets at March 31, 2007, were $1,085,000. The decrease in working capital was primarily due to a reduction in net earnings of the company. We had no long term debt. Shareholders' equity as of March 31, 2007, was $3,163,000, which represented 74% of total assets.

During the three months ended March 31, 2007, the net cash used by operating activities was $30,000 and was primarily a result of a decrease in prepaid expenses of $17,000, an increase of accounts payable of $66,000 an increase in accrued expenses of $37,000 offset by an increase in accounts receivable of $135,000 and an increase in cash surrender value of officers life insurance of $24,000.

Cash flows from investing activities used $1,421.

Financing activities provided $130,000 of cash for the three months ended March 31, 2007. Of that increase, $130,000 was due to borrowings on our revolving line of credit. We borrow or repay this revolving debt as needed based upon our working capital obligations. We believe that internally generated funds, current cash on hand, and available borrowings under our revolving credit line will be adequate to meet foreseeable liquidity needs.

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

Our top priority is to broaden the range of services we offer and build a more diverse client base, both geographically and in terms of industry segments represented. We believe that achieving this goal will require a combination of merger activity and organic growth. Whether we achieve this goal will in part depend on continued improvement in the U.S. jobs market and our ability to attract and retain top talent in the IT field.

OFF-BALANCE-SHEET ARRANGEMENTS

The Class A Preferred Stock accrues 8 % per annum dividends on a stated "dividend value". "Dividend value" is the amount equal to $0.98 per share for each share of Class A Preferred Stock outstanding. The dividends began accruing June 1, 2004, and are cumulative. Dividends are payable annually in arrears. During 2006, the Company declared and paid dividends of $47,800 ($.07 per preferred share). At March 31, 2007, $32,549 ($.06 per preferred share) of dividends have accrued on these shares respectively. However, they are unrecorded on the Company's books until declared.

As of March 31, 2007, 56,852 shares of Class A Preferred Stock were converted to 56,852 shares of Common Stock per a shareholder voluntary conversion option as indicated in the Private Offering Memorandum executed on June 7, 2004.

As of March 31, 2007, and during the prior three months then ended, there were no other transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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


                                    PREMIER ALLIANCE GROUP, INC.
                                    (Registrant)


DATE: May 15, 2007                  By: /s/ Mark S. Elliott
                                        ---------------------------------
                                        Mark S. Elliott
                                        President (Chief Executive Officer
                                        and Acting Chief Financial Officer)