Form 10QSB
period 2007-06-30
PREMIER ALLIANCE GROUP, INC.
filed 2007-08-15
CIK 1272550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark one)

 |X| Quarterly report under Section 13 or 15(d) of the Securities E xchange Act of 1934

                  For the quarterly period ended June 30, 2007

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

As of August 5, 2007, 5,867,945 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes | |  No |X|

                                Table of Contents

                                                                        Page

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

     Balance Sheet as of June 30, 2007 (Unaudited)                         3

     Statements of Operations for the Three and Six Months Ended
     June 30, 2007 (Unaudited) and June 30, 2006 (Unaudited)               5

     Statements of Cash Flows for Six Months Ended
     June 30, 2007 (Unaudited) and June 30, 2006 (Unaudited)               6

     Notes to Condensed Financial Statements (Unaudited)                   7

Item 2. Management's Discussion and Analysis or Plan of Operation          9

Item 3. Controls and Procedures                                           14

PART I. OTHER INFORMATION

Item 1. Legal Proceedings                                                 15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       15

Item 3. Defaults Upon Senior Securities                                   15

Item 4. Submission of Matters to a Vote of Security Holders               15

Item 5. Other Information                                                 15

Item 6. Exhibits                                                          15

Signatures                                                                16

Certifications                                                            17

                          PREMIER ALLIANCE GROUP, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2007
                                   (UNAUDITED)



                ASSETS

CURRENT ASSETS:
  Cash                                             $    88,355
  Accounts receivable                                1,067,485
  Marketable securities                                 16,200
  Prepaid expenses                                       5,456
  Deferred income taxes                                 33,000
                                                   -----------


    Total current assets                                          $ 1,210,496




PROPERTY AND EQUIPMENT - at cost less
  accumulated depreciation                                             28,574


OTHER ASSETS:
  Goodwill                                           2,231,284
  Investment in equity-method investee                 221,564
  Investment in cost-method investee                   100,000
  Cash surrender value of officers' life insurance     608,594
  Deposits and other assets                              3,746
                                                   -----------

                                                                    3,165,188
                                                                  -----------



                                                                  $ 4,404,258
                                                                  ===========


                        SEE NOTES TO FINANCIAL STATEMENTS

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                    $   711,078
  Accounts payable                                    215,901
  Accrued expenses                                    307,893
                                                  -----------


    Total current liabilities                                    $ 1,234,872


COMMITMENTS AND CONTINGENCIES                                            -


STOCKHOLDERS' EQUITY:
  Class A convertible preferred stock, $.001
    par value 5,000,000 shares authorized,
    560,746 shares issued and outstanding                 561
  Common stock, $.001 par value, 45,000,000
    shares authorized, 5,867,945 shares
    issued and outstanding                              5,868
  Additional paid-in capital                        3,300,639
  Accumulated deficit                                (137,682)
                                                  -----------


                                                                   3,169,386
                                                                 -----------




                                                                 $ 4,404,258
                                                                 ===========


                        SEE NOTES TO FINANCIAL STATEMENTS

                          PREMIER ALLIANCE GROUP, INC.
                            STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)


                                         Three months      Three months      Six months       Six months
                                             ended             ended            ended            ended
                                         June 30, 2007     June 30, 2006    June 30, 2007    June 30, 2006
                                        --------------    --------------   --------------   --------------

NET REVENUE                             $    1,854,801    $    2,274,502   $    3,672,056   $    4,802,652
                                        --------------    --------------   --------------   --------------
OPERATING EXPENSES:
  Cost of revenues                           1,335,562         1,663,604        2,637,303        3,562,186
  Selling, general and administrative          538,550           572,740        1,059,635        1,142,690
  Depreciation                                   3,990             4,546            5,876            8,985
                                        --------------    --------------   --------------   --------------
   Total operating expenses                  1,878,102         2,240,890        3,702,814        4,713,861
                                        --------------    --------------   --------------   --------------
(LOSS) INCOME FROM OPERATIONS                  (23,301)           33,612          (30,758)          88,791
                                        --------------    --------------   --------------   --------------

OTHER (EXPENSE) INCOME:
  Interest expense, net                        (11,344)           (6,750)         (21,727)         (13,002)
  (Loss) gain on marketable securities          (2,380)           (4,900)           4,465           (2,400)
  Officers' life insurance                      35,166           (36,583)          58,758           (7,152)
  Equity in net (loss) gain of
   equity-method investee                       (6,300)              944          (10,831)            (292)
  Other income                                   2,406             6,827            2,406            6,925
                                        --------------    --------------   --------------   --------------
   Total other income (expense)                 17,548           (40,462)          33,071          (15,921)
                                        --------------    --------------   --------------   --------------

NET (LOSS) INCOME BEFORE INCOME TAXES           (5,753)           (6,850)           2,313           72,870
INCOME TAX EXPENSE                              11,900            (9,042)          16,537          (42,036)
                                        --------------    --------------   --------------   --------------

NET INCOME (LOSS)                                6,147           (15,892)          18,850           30,834
PREFERRED STOCK DIVIDENDS EARNED               (43,400)          (47,800)         (43,400)         (47,800)
                                        --------------    --------------   --------------   --------------

NET LOSS AVAILABLE TO COMMON
  STOCKHOLDERS                          $      (37,253)   $      (63,692)  $      (24,550)  $      (16,966)
                                        ==============    ==============   ==============   ==============
Net (loss) income  per share, basic
  and diluted                           $        (0.01)   $        (0.01)  $        (0.00)  $        (0.00)
                                        ==============    ==============   ==============   ==============
Weighted average number of shares,
  basic and diluted                          5,867,945         5,811,093        5,850,127        5,811,093
                                        ==============    ==============   ==============   ==============



                        SEE NOTES TO FINANCIAL STATEMENTS

                          PREMIER ALLIANCE GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)


                                                      2007           2006
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $    18,850    $    30,834
  Adjustments to reconcile net income
    to net cash used in operating activities:
      Depreciation                                      5,876          8,986
      Increase of cash surrender value of
        officers' life insurance                      (58,758)       (41,689)
      Deferred income taxes                            (5,000)       (98,000)
      Equity in loss of equity-method investee         10,831            292
    Changes in operating assets and liabilities:
      Increase in accounts receivable                (342,787)      (141,136)
      (Increase) decrease in marketable securities     (4,465)         2,400
      Decrease in prepaid expenses                     43,334         31,572
      Increase in deposits and other assets               479            275
      Decrease (increase)in accounts payable           94,211        (43,781)
      Decrease (increase) in accrued expenses          34,303         (6,317)
      (Decrease) increase in income taxes payable     (11,537)        74,661
                                                  -----------    -----------
    Net cash used in operating activities            (214,663)      (181,903)
                                                  -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                  (1,421)        (6,346)
                                                  -----------    -----------
    Net cash used in investing activities              (1,421)        (6,346)
                                                  -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  S Corporation distributions                             -              -
  Preferred stock dividends                               -              -
  Proceeds from line of credit                        255,000        253,000
                                                  -----------    -----------
    Net cash provided by financing activities         255,000        253,000
                                                  -----------    -----------


NET INCREASE IN CASH                                   38,916         64,751


CASH - beginning of period                             49,439         50,244
                                                  -----------    -----------


CASH - end of period                              $    88,355    $   114,995
                                                  ===========    ===========


                        SEE NOTES TO FINANCIAL STATEMENTS

                          PREMIER ALLIANCE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)



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

NOTE 3 - CLASS A CONVERTIBLE PREFERRED STOCK:


     The Class A Convertible Preferred Stock accrues 8 percent per annum dividends on a stated "dividend value". "Dividend value" is the amount equal to $0.967 per share for each share of Class A Convertible Preferred Stock outstanding. The dividends began accruing June 1, 2004 and are cumulative. Dividends are payable annually in arrears. During 2005, the Company declared and paid dividends of $47,800 ($0.07 per preferred share). At June 30, 2007 and 2006, $43,400 and $47,800 of dividends have accrued on these shares ($0.07 per share), respectively. However, they are unrecorded on the Company's books until declared. During the six months ended June 30, 2007, 56,852 shares of Class A Convertible Preferred shares were converted to common shares on a one to one basis.

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

RESULTS OF OPERATIONS

Net revenue for the three months ended June 30, 2007, was $1,855,000, a decrease of 18.5%, compared to $2,275,000 for the same period in 2006. For the 2007 year-to-date period, revenue was $3,672,000 compared to $4,803,000 for the 2006 year-to-date period, a decrease of 23.5%. We attribute this decline in revenue to a decrease in billable hours during the year resulting from a decrease in billable staff for these two periods. The decrease in staff was related to an aggressive effort by customers leading to a significant number of conversions of staff to client staff (a process in our industry called contract to hire) especially during the 3rd and 4th quarter periods of 2006. We have not yet recovered to the staffing levels of the first half of 2006 however at this point we have exceeded the staffing levels of the last half of 2006 showing an upward trend.

Cost of revenues, defined as all costs for billable staff, were $1,336,000 or 72.0% of revenue for the three months ended June 30, 2007, as compared to $1,664,000 or 73.1% of revenue for the same period in 2006. For the 2007 year-to-date period costs were 71.8% of revenue and for the 2006 year-to-date period, costs were 74.2% of revenue.

General and administrative (G&A) expenses were $543,000 or 29.3% of revenue for the three months ended in June 30, 2007, as compared to $577,000 or 25.4% for the same period in 2006. For the 2007 year-to-date period, it was 29% as compared to 24% for the 2006 year-to-date period mostly reflecting the decline in revenue. G&A expenses were comparable as increases in various items like rent and professional services (legal, accounting, consulting) were offset by decreases in overhead wages and business insurance.

Operating loss for the three months ended in June 30, 2007, was a loss of $23,000 as compared to income of $34,000 for the same period in 2006, reflecting the decrease in revenue. For the 2007 year-to-date period, the operating loss was $31,000 compared to net income of $89,000 for the 2006 year-to-date period.

Other income and expense, net, consisted of income of $17,000 for the three months ended in June 30, 2007, compared to a loss of $40,000 for the same period in 2006. For the 2007 year-to-date period, the income was $33,000 compared to a loss of $16,000 for the 2006 year-to-date period. The income in 2007 is mostly attributable to a net increase in cash surrender value over premiums of variable executive life insurance (due to market fluctuation).

The effective income tax benefit for the first six months of 2007 is 715% compared to an effective income tax expense of 58% for the same period in 2006. The change in rate is a direct result of net operating loss reported in the second quarter of 2007 as compared to net operating income reported for the same period in 2006 and the non taxable permanent difference of officer's life insurance.

Net income for the three months ended in June 30, 2007, was $6,000 or ($.01) per diluted share, compared with a net loss of $16,000 for the same period in 2006, or ($.01) per diluted share. For the 2007 year-to-date period, net income was $19,000 compared to net income of $31,000 for the 2006 year-to-date period.

DIVIDEND

No Dividend has been declared as of June 30, 2007.

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

We assess the likelihood that we will be able to recover deferred tax assets. If recovery is unlikely, we must increase the provision for taxes by recording a valuation allowance against the estimated deferred tax assets that will not ultimately be recoverable. As of June 30, 2007, we believed that all of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is unlikely.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2007, we had cash and cash equivalents of $88,355, representing a decrease of $27,000 from June 30, 2006. Net working capital at June 30, 2007, was ($24,000), as compared to $83,000 on June 30, 2006. Current assets at June 30, 2007, were $1,210,000. The decrease in working capital was primarily due to our net earnings. We had no long-term debt. Shareholders' equity as of June 30, 2007, was $3,169,000, which represented 72% of total assets.

During the six months ended June 30, 2007, the net cash used by operating activities was $214,000 and was primarily a result of decreases in the cash surrender value of officers' life insurance of $59,000, and accounts receivable of $343,000, offset by an increase in income taxes payable of $11,000, prepaid expenses of $43,000, accounts payable of $94,000 and accrued expenses of $34,000..

Cash flows from investing activities used $1,400.

Financing activities provided $255,000 of cash for the six months ended June 30, 2007. Of that increase, $255,000 was due to borrowings on our revolving line of credit. We borrow or repay this revolving debt as needed based upon our working capital obligations. We believe that internally generated funds, current cash on hand, and available borrowings under our revolving credit line will be adequate to meet foreseeable liquidity needs.

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

OFF-BALANCE-SHEET ARRANGEMENTS

The Class A preferred stock accrues 8 % per annum dividends on a stated "dividend value". "Dividend value" is the amount equal to $0.98 per share for each share of Class A preferred stock outstanding. The dividends began accruing June 1, 2004, and are cumulative. Dividends are payable annually in arrears. During 2006, the Company declared and paid dividends of $47,800 ($.07 per preferred share). At June 30, 2007, $43,400 of dividends have accrued on these shares respectively. However, they are unrecorded on the Company's books until declared.

As of June 30, 2007 and during the prior three months then ended, there were no other transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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


                          PREMIER ALLIANCE GROUP, INC.
                                                     (Registrant)


DATE: August 15, 2007                By:   /s/ Mark S. Elliott
                                           ----------------------------------
                                           Mark S. Elliott
                                           President (Chief Executive Officer
                                           and Acting Chief Financial Officer)