Form 10QSB
period 2007-09-30
PREMIER ALLIANCE GROUP, INC.
filed 2007-11-14
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
(Mark one)

           ☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

           ☐   Transition report under Section 13 or 15(D) of the Exchange Act

Commission file number 000-50502

PREMIER ALLIANCE GROUP, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	20-0443575
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4521 Sharon Road
Suite 300
Charlotte, North Carolina 28211

(Address of Principal Executive Offices)

(704) 521-8077

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No☒

As of November 9, 2007, 5,867,945 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):Yes ☐   No☒

Table of Contents

PREMIER ALLIANCE GROUP, INC.
BALANCE SHEET
SEPTEMBER 30, 2007
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$104,046
Accounts receivable	996,874
Marketable securities	11,910
Prepaid expenses	53,097
Deferred income taxes	37,000

Total current assets		$1,202,927

PROPERTY AND EQUIPMENT - at cost less
accumulated depreciation		24,584

OTHER ASSETS:
Goodwill	2,231,284
Investment in equity-method investee	218,439
Investment in cost-method investee	100,000
Cash surrender value of officers’ life insurance	598,363
Deferred income taxes	1,000
Deposits and other assets	4,049

		3,153,135

		$4,380,646

        See Notes to Financial Statements

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable	$695,782
Accounts payable	209,105
Income taxes payable	22,976
Accrued expenses	316,993

Total current liabilities		$1,244,856

COMMITMENTS AND CONTINGENCIES -

STOCKHOLDERS' EQUITY:
Class A convertible preferred stock, $.001
par value 5,000,000 shares authorized,
560,746 shares issued and outstanding	561
Common stock, $.001 par value, 45,000,000
shares authorized, 5,867,945 shares
issued and outstanding	5,868
Additional paid-in capital	3,238,639
Accumulated deficit	(109,278)

		3,135,790

		$4,380,646

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	Three months ended Sept 30, 2007	Three months ended Sept 30, 2006	Nine months ended Sept 30, 2007	Nine months ended Sept 30, 2006

NET REVENUE	$1,926,740	$2,006,922	$5,598,795	$6,809,574
OPERATING EXPENSES:
Cost of revenues	1,380,408	1,443,498	4,017,713	5,005,684
Selling, general and administrative	485,141	507,706	1,544,774	1,650,396
Depreciation	3,979	4,757	9,855	13,743
Total operating expenses	1,869,528	1,955,961	5,572,342	6,669,823
INCOME FROM OPERATIONS	57,212	50,961	26,453	139,751

OTHER (EXPENSE) INCOME:
Interest expense, net	(12,550)	(10,080)	(34,276)	(23,082)
(Loss) gain on marketable securities	(4,290)	(150)	175	(2,550)
Officers’ life insurance	(10,231)	23,455	48,528	16,303
Equity in net (loss) of
equity-method investee	(3,125)	(861)	(13,956)	(1,153)
Other income (expense)	885	(324)	3,292	6,602
Total other (expense) income	(29,311)	12,040	3,763	(3,880)

NET INCOME BEFORE INCOME TAXES	27,901	63,001	30,216	135,871
INCOME TAX EXPENSE	(18,097)	(16,686)	(1,560)	(58,722)

NET INCOME	9,804	46,315	28,656	77,149
PREFERRED STOCK DIVIDENDS EARNED	-	-	(43,400)	(47,800)

NET INCOME (LOSS) AVAILABLE TO
COMMON STOCKHOLDERS	$9,804	$46,315	$(14,744)	$29,349
Net income (loss) per share, basic
and diluted	$0.00	$0.01	$(0.00)	$0.01
Weighted average number of shares,
basic and diluted	5,867,945	5,811,093	5,856,132	5,811,093

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$28,656	$77,149
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation	9,855	13,742
Increase of cash surrender value of
officers’ life insurance	(48,528)	(77,353)
Deferred income taxes	(10,000)	(96,000)
Equity in loss of equity-method investee	13,956	1,153
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(272,176)	163,153
(Increase) decrease in marketable securities	(175)	2,550
Increase in prepaid expenses	(4,305)	(36,176)
Decrease in deposits and other assets	175	275
Increase (decrease)in accounts payable	199,117	(105,593)
Increase (decrease) in accrued expenses	43,414	(70,983)
Increase in income taxes payable	11,439	58,847
Net cash used in operating activities	(28,572)	(69,236)

Cash flows from investing activities:
Purchases of property and equipment	(1,421)	(6,347)
Net cash used in investing activities	(1,421)	(6,347)

Cash flows from financing activities:
Preferred stock dividends	(43,400)	(47,800)
Proceeds from line of credit	128,000	304,000
Net cash provided by financing activities	84,600	256,200

Net increase in cash	54,607	180,617

Cash - beginning of period	49,439	50,244

Cash - end of period	$104,046	$230,861

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

Note 1 – Basis of Presentation:

The accompanying unaudited interim financial statements of Premier Alliance Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2006 as reported in the 10-KSB have been omitted.

Note 2 – Organization and Business:

Premier Alliance Group, Inc. (“Old Premier”) was organized under the laws of North Carolina in June, 1995.  Old Premier provided information technology solutions and consulting services to customers operating in a variety of industries throughout the United States.

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

 See Notes to Financial Statements

Note 3 - Cash and Cash Equivalents:

Cash equivalents consist of all highly liquid investments with an original maturity of three months or less.  As a result of the Company's cash management system, checks issued but not presented to the banks for payment may create negative book cash balances.  Such negative balances are included in trade accounts payable and totaled $111,704 at September 30, 2007.

Note 4 – Class A Convertible Preferred Stock:

The Class A Convertible Preferred Stock accrues 8 percent per annum dividends on a stated “dividend value”.  “Dividend value” is the amount equal to $0.967 per share for each share of Class A Convertible Preferred Stock outstanding.  The dividends began accruing June 1, 2004 and are cumulative.  Dividends are payable annually in arrears.  During 2007 and 2006, the Company declared and paid dividends of $43,400 and $47,800, ($0.07 per preferred share) respectively. During the nine months ended September 30, 2007, 56,852 shares of Class A Convertible Preferred shares were converted to common shares o

See Notes to Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operation

This quarterly report on Form 10-QSB may include “forward-looking statements”. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, and the outcome of any contingencies constitute forward-looking statements. All forward-looking statements are subject to risks and uncertainties, including without limitation those described in “Risk Factors” in our annual report on Form 10-KSB, that could cause actual results to differ materially from described in or implied by any forward-looking statements.

The following discussion should be read in conjunction with our financial statements and the related notes included in this Form 10-QSB.

Operations

Our business consists of providing information technology, or "IT," services to our clients. Our services typically encompass the IT business-solution software development life cycle.  The IT business-solution software development life cycle references industry standard steps typically followed in developing or creating software (the blueprint methodology), including phases for planning, developing, implementing, managing, and ultimately maintaining, the IT solution. It is this process that creates quality software while minimizing issues for customers.  A typical customer is an organization with complex information and data-processing requirements.  Technology is crucial in all industries and therefore we market and sell to many sectors of business. We promote our services through our two delivery channels, IT Services and IT Solutions divisions.  These divisions operate as one from an accounting and overall management perspective, however they are differentiated from a marketing and customer presentation perspective only.  Management reviews and oversees the divisions as one combined entity, utilizes resources across both areas, and makes operational assessments and plans together.  In light of this, Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131 “Business segments” does not require separate financial reporting and the 2 channels are consolidated in all financial report presentations.

•
IT Services Division—This division provides staffing and consulting services across a broad range of skills and expertise. It assists our customers by providing skilled business and technical expertise to help lead and train our customers, and it can provide the manpower necessary to supplement project efforts. In most cases our work is on a time–and-materials basis. Because of the type of expertise and the complexity of technology, customers typically commit to long-term contracts that are typically a minimum of 9 months in which our staff work on site at client facilities under the daily direction of the client management.  It is very common that we obtain contract extensions with our clients for our consulting resources.

•
IT Solutions Division—This division handles advanced technologies and solutions and provides expertise in project management, architecture, and project methodology. Its focus is to service customers on a project or deliverable basis. The work can be performed at customer facilities or at our facilities. With this type of work the customer typically enters into a contract with us for a fixed price bid that provides for delivery of a given service or delivery at a stated time. Services provided by this group range from helping clients assess their business needs and identifying the right technology solution, to helping customers select and implement packaged software, to designing, constructing, and testing new systems and integrating them with the customer’s existing technology.

Results of Operations

Net revenue for the three months ended September 30, 2007, was $1,927,000, a decrease of 4%, compared to $2,007,000 for the same period in 2006.  For the 2007 year-to-date period, revenue was $5,599,000 compared to $6,810,000 for the 2006 year-to-date period, a decrease of 17%.  We attribute the overall decline in revenue to a decrease in billable hours during the year resulting from a decrease in billable staff for these two periods.  The decrease in staff was related to an aggressive effort by customers leading to a significant number of conversions of staff to client staff (a process in our industry called contract to hire) especially during the 3rd and 4th quarter periods of 2006.  We have recovered from this and reversed that trend as each quarter of 2007 has been an increase over the prior quarter, beginning with the 4th quarter of 2006.

Cost of revenues, defined as all costs for billable staff, were $1,380,000 or 71.6% of revenue for the three months ended September 30, 2007, as compared to $1,443,000 or 71.9% of revenue for the same period in 2006. For the 2007 year-to-date period costs were 71.8% of revenue and for the 2006 year-to-date period, costs were 73.5% of revenue.

General and administrative (G&A) expenses were $489,000 or 25.4% of revenue for the three months ended in September 30, 2007, as compared to $512,000 or 25.5% for the same period in 2006. For the 2007 year-to-date period, it was 27.8% as compared to 24.4% for the 2006 year-to-date period. G&A expenses were comparable as increases in rent and business insurance were offset by decreases in professional fees and expenses (legal, accounting, consulting). We have established uniform controls and automated processes and are able to perform most general functions internally and minimize what outside agencies must do.

Operating income for the three months ended in September 30, 2007, was $57,000 as compared to $51,000 for the same period in 2006.  For the 2007 year-to-date period, operating income was $26,000 compared to $140,000 for the 2006 year-to-date period.

Other income and expense, net, consisted of a loss of $29,000 for the three months ended in September 30, 2007, compared to income of $12,000 for the same period in 2006.  For the 2007 year-to-date period, there was income of $4,000 compared to a loss of $4,000 for the 2006 year-to-date period.  The gain in 2007 is mostly attributable to a gain in value of officer’s life insurance due to market changes.

The effective income tax expense for the first nine months of 2007 is 5.16% compared to an effective income tax expense of 43% for the same period in 2006.

Net Income for the three months ended in September 30, 2007, was $9,800 or $.01 per diluted share, compared with net income of $46,000 for the same period in 2006, or $.01 per diluted share. For the 2007 year-to-date period, net income was $29,000 compared to net income of $77,000 for the 2006 year-to-date period.

Dividend

On June 7, 2004, North Carolina Premier issued 597,500 shares of Class A preferred stock in a private placement. The holders of shares of preferred stock were entitled to receive an 8% annual dividend until the earlier of (1) the third anniversary of the date of issuance or (2) automatic conversion of shares of Class A preferred stock into shares of common stock. A dividend was declared and distributed in July 2007 in the amount of $43,400.  This is the last dividend under this arrangement.

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

Critical Accounting Policies

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of any agreement exists, services have been rendered, and collectibility is reasonably assured, therefore, revenue is recognized when the Company invoices customers for completed services at contracted rates and terms.

Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in calculating tax credits, tax benefits, and deductions that arise from differences in the timing of recognition of revenue and expense for tax and financial-statement purposes.

We assess the likelihood that we will be able to recover deferred tax assets. If recovery is unlikely, we must increase the provision for taxes by recording a valuation allowance against the estimated deferred tax assets that will not ultimately be recoverable. As of September 30, 2007, we believed that all of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is unlikely.

Financial Condition and Liquidity

As of September 30, 2007, we had cash and cash equivalents of $104,000, representing a decrease of $127,000 from September 30, 2006. Net working capital at September 30, 2007, was ($42,000), as compared to $50,000 on September 30, 2006. Current assets at September 30, 2007, were $1,202,000. We had no long-term debt.  Shareholders’ equity as of September 30, 2007, was $3,153,000, which represented 72% of total assets.

During the nine months ended September 30, 2007, the net cash used by operating activities was $28,000 and was primarily a result of increases in the cash surrender value of officers’ life insurance of $48,000, deferred income tax of $10,000, accounts receivable of $272,000, accounts payable of $199,000, income taxes payable of $11,000, and accrued expenses of $43,000.

Cash flows from investing activities used $1,400.

Financing activities provided $84,600 of cash for the nine months ended September 30, 2007. Of that increase, $128,000 was due to borrowings on our revolving line of credit. We borrow or repay this revolving debt as needed based upon our working capital obligations. We distributed a dividend of $43,400 to preferred shareholders in the quarter. We believe that internally generated funds, current cash on hand, and available borrowings under our revolving credit line will be adequate to meet foreseeable liquidity needs.

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

Off-Balance-Sheet Arrangements

The Class A preferred stock accrues 8 % per annum dividends on a stated “dividend value”.  “Dividend value” is the amount equal to $0.98 per share for each share of Class A preferred stock outstanding.  The dividends began accruing June 1, 2004, and are cumulative.  Dividends are payable annually in arrears.  During 2005, the Company declared and paid dividends of $47,800 ($.07 per preferred share).  A dividend was declared and distributed in July 2006 in the amount of $47,800. The final dividend was declared and distributed in July 2007 in the amount of $43,400.

As of September 30, 2007, and during the prior three months then ended, there were no other transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to this company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

PREMIER ALLIANCE GROUP, INC. (Registrant)

DATE: November 13, 2007	By: /s/ Mark S. Elliott______________ Mark S. Elliott President (Chief Executive Officer and Acting Chief Financial Officer)