Form 10KSB
period 2007-12-31
PREMIER ALLIANCE GROUP, INC.
filed 2008-03-28
CIK 1272550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Check of there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year (ended December 31, 2007): $7,645,875

State the aggregate market value of voting stock held by non-affiliates: N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,867,945 shares of common stock were outstanding as of March 20, 2008.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement to be used in connection with the annual meeting of stockholders for the year 2008 will be incorporated by reference into Part III of this Form 10-KSB.

                          PREMIER ALLIANCE GROUP, INC.

             FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                                TABLE OF CONTENTS

          PART I                                                            Page
Item 1.   DESCRIPTION OF BUSINESS                                              1

Item 2.   DESCRIPTION OF PROPERTY                                              7

Item 3.   LEGAL PROCEEDINGS                                                    7

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  7

          PART II

Item 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS                7
          AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            7

Item 7.   FINANCIAL STATEMENTS                                                13

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                    13
          ACCOUNTING AND FINANCIAL DISCLOSURE

Item 8A.  CONTROLS AND PROCEDURES                                             13

Item 8B.  OTHER INFORMATION                                                   13

          PART III

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                  14

Item 10.  EXECUTIVE COMPENSATION                                              14

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND                 14
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      14

Item 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K                              15

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                              15

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

Our recruiting and sales organization work with customers to define their requirements and staff the work using our then-current employees or recruit additional personnel on either an employee or consultant basis. In order to meet rapid response time required in today's market, for each client project we enter on our automated web-enabled software platform information relating to customer requirements and information regarding our candidate pool and our manpower needs. Our typical customers are Fortune 500 companies (including Wachovia, AIG United Guaranty, Lincoln Financial Group, Duke Power, and Bank of America), and they seek our expertise in areas such as application design and programming, systems analysis, database administration, web development, network administration, technical support, project management, and business analysis. Revenues from this division currently constitute 85 - 90% of our revenues, and we expect that to continue to be the case for the foreseeable future.

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

SUMMARY

Our focus has been to deliver quality services in a variety of ways that continue to respond to changes in the industry. This responsiveness has resulted in our being recognized as a provider of quality services (as evidenced by our being named a vendor by a number of Fortune 500 companies). Being a company's preferred vendor or sub vendor means that we are one of a finite group of companies that are authorized to service a customer's technology needs. This gives us a tremendous advantage in terms of our ability to compete for that company's business, especially as industry consolidation continues, as it also greatly enhances our credibility with potential customers. If, as we expect, we continue to grow, that should make it easier for us to maintain our preferred-vendor status with existing customers and should increase our ability to be names as a preferred vendor for new customers.

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

Our IT consulting and solutions services accounted for substantially all of our revenues in 2007. We anticipate that revenues from our IT consulting and solution services will continue to constitute substantially all of our revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, IT consulting and solution services would seriously harm our business.

OUR REVENUES DEPEND ON A SMALL NUMBER OF LARGE SALES. IF ANY OF THESE CUSTOMERS DECIDE THEY WILL NO LONGER USE OUR SERVICES, OUR REVENUES WILL DECREASE AND OUR FINANCIAL PERFORMANCE WILL BE SEVERELY IMPACTED.

To date, we have received a significant portion of our revenues from large sales to a small number of customers. During 2007, our six largest customers, Wachovia, Bi-Lo, AIG United Guaranty, Mecklenburg County, Bank of America, and Duke Energy together comprised approximately 83% of our total annual revenues. Our operating results may be harmed if we are not able to complete one or more substantial sales to any large customers or we are unable to collect accounts receivable from any of our large customers in any future period.

INTENSE COMPETITION IN OUR TARGET MARKET COULD IMPAIR OUR ABILITY TO GROW AND TO ACHIEVE PROFITABILITY. IF WE DO NOT GROW, OUR COMPETITIVE ABILITY WILL BE SEVERELY RESTRICTED, WHICH WOULD DECREASE OUR PROFITABILITY.

Our competitors vary in size and in the scope and breadth of the products and services they offer. Our competitors include CTG, Comsys, Keane, Analyst International, The Judge Group, CIBER as well as other national firms and a number of smaller regional firms. Many of our competitors have longer operating histories, substantially greater financial, technical, marketing, or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Increased competition is likely to result in price reductions, reduced gross margins, and loss of market share, any one of which could seriously harm our business.

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

ITEM 3.  LEGAL PROCEEDINGS.

As of December 31, 2007, and as of the date of this filing, we are not a party to any pending or threatened legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock commenced trading on the OTC Bulletin Board ("OTCBB") on February 5, 2007 under the symbol PIMO.OB. Although the common stock is listed on the OTCBB, as of March 19, 2008, no substantial trading has occurred. Prior to our OTCBB listing, the common stock was not listed on any exchange or market.

         On March 19, 2008, the closing price of the common stock as reported on OTCBB was $.60, although this price does not reflect a trading market. On March 19, 2008 there were approximately 164 record holders of our common stock, excluding those holders whose stock is held in street name.

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

RESULTS OF OPERATIONS

2007 AS COMPARED TO 2006

In 2007, we recorded revenue of $7.6 million, a decrease of 9% when compared to 2006 revenue of $8.4 million. We attribute this decline in revenue to a decrease in total billable hours during the year resulting from a decrease in billable staff. The decrease in staff was related to an aggressive effort by customers leading to a significant number of conversions of staff to client staff (a process in our industry called contract to hire) in the last part of 2006. Therefore we started out 2007 with less billable resources than we started in 2006. We have reversed that trend as each quarter of 2007 has provided an increase on revenue over the prior quarter (as well as an increase over 4th quarter of 2006 - our low point). In addition we have more billable resources at the end of 2007 then we did at the beginning of 2007, accomplished via a gradual increase of resources through out the year.

Cost of goods, defined as all costs for billable staff, were $5.47 million or 71.6% of revenue in 2007 as compared to $6.14 million or 73.0% of revenue in 2006. Major components making up Cost of goods are wages, subcontract labor, payroll taxes, and benefit costs.

General and administrative (G&A) expenses were $2.07 million or 27.1% of revenue in 2007 as compared to $2.17 million or 25.8% of revenue in 2006. We were able to decrease or hold flat overall the key G&A expense items; such as overhead wages and taxes, overhead benefit costs, legal, accounting, and other professional services, rent, and travel. Other major components making up G&A expenses are business insurance and network/phone expenses.

Operating income was $100,092 or 1.3% of revenue in 2007 as compared to $103,305 or 1.2% of revenue in 2006.

Other income and expense consisted of net expense of $40,176 in 2007 compared to net income of $12,444 in 2006. The net expense in 2007 is attributable to interest expense and the investment in Critical Analytics. In addition we did not have as significant an increase in appreciation in life insurance policies to offset some of these expenses.

Income taxes for 2007 resulted in an effective tax rate of 14.9%, compared to 36% in 2006.

In 2007 our Net income was $68,860, or $.00 per diluted share as compared to 2006 with net income of $74,451, or $.00 per diluted share

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

In 2006 our Net income was $74,451, or $.00 per diluted share as compared to 2005 with net income of $153,867, or $.02 per diluted share.

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

In 2001 North Carolina Premier purchased variable life insurance policies for its shareholders. In 2007 no premiums were paid, income of $20,710 was recorded as a result of the cash surrender value's exceeding premiums, and the cash surrender value equaled $570,545. In 2006 the premiums were $87,870, income of $43,385 was recorded as a result of the cash surrender value's exceeding premiums, and the cash surrender value equaled $549,835.

Net interest expense increased $12,591 from $33,347 in 2006 to $45,938 in 2007.

Marketable securities are accounted for as trading securities and are stated at market value with unrealized gains and losses accounted for in net income before income taxes. In 2007 marketable securities were a gain of $645, as compared to a loss of $3,350 in 2006.

INCOME TAXES

Income taxes for 2007 resulted in an effective tax rate of 29.5%, compared to 36% in 2006.

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

Purchased goodwill in the amount of $2,718,385 was being amortized over 15 years until December 31, 2001. Accumulated amortization at December 31, 2001 was $487,101. North Carolina Premier adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires that all goodwill and indefinite life intangibles no longer be amortized. Goodwill must be evaluated for impairment on an annual basis. In accordance with SFAS No. 142, an annual impairment test is performed under which the estimated fair value of goodwill is compared with its carrying value. We have completed our annual impairment evaluation for the year ended December 31, 2007, and have concluded that there is no goodwill impairment loss to be recognized. As of December 31, 2007 and December 31, 2006, we had goodwill of $2,231,284.

In September 2004, North Carolina Premier invested in Critical Analytics Inc, a company that is developing a unique trading platform for analysts, traders, and investors. The venture combines our software development and support strengths with the architectural and industry specific business knowledge of Critical Analytics. We own 350,000 shares of stock representing approximately a 33% ownership interest in Critical Analytics. We use the equity method for recording earnings and losses. We recorded a loss on this investment of $21,285 for 2007 as compared to a loss of $2,907 for 2006.

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

EMPLOYEE BENEFIT PLAN

We have a 401(k) plan that covers substantially all employees. Plan participants can make voluntary contributions of up to 15% of compensation, subject to certain limitations, and we match a portion of employee contributions. Total contributions to the plan for the years ended December 31, 2007 and 2006 were approximately $16,683 and $22,275 respectively, not including forfeitures that are applied to the contributions by the company.

FINANCIAL CONDITION AND LIQUIDITY

As of December 31, 2007, we had cash and cash equivalents of $104,551, representing an increase of $55,112 from the prior year. Net working capital at December 31, 2007, was $21,462, representing an increase of $21,262. We had no long term debt. Shareholders' equity as of December 31, 2007, was $3,175,995, which represented 74% of total assets.

During the year ended December 31, 2007, the net cash provided by operating activities was $70,922 and was primarily attributable to increases in accounts payable of $166,932, accrued expenses of $37,957, and decreases in prepaid expenses of $10,189 and equity in loss of equity-method investee of $21,285 offset by increases of cash surrender value of life insurance of $20,710, net tax deferred tax assets of $13,000 and accounts receivable of $206,95 and decreases in income tax payable of $7,095. Cash flows from investing activities used $1,410 for property and equipment purchases.

Cash flows from investing activities used $1,410 for property and equipment purchases.

Financing activities used $14,400 of cash in 2007. Of that decrease, $29,000 was due to advances on our revolving line of credit. We borrow or repay this revolving debt as needed based upon our working capital obligation. We distributed a dividend of $43,400 to preferred shareholders as part of our final dividend obligation.

We believe that internally generated funds, current cash on hand, and available borrowings under our revolving credit line will be adequate to meet foreseeable liquidity needs for the next 12 months.

Because of the nature of our business, we are able to monitor variable expenses tied to our revenue generation and we are able to manage and adjust our fixed costs based on overall profitability.

The following table represents the company's most liquid assets:

                                                              2007        2006
                                                              ----        ----

Cash and cash equivalents                                    104,551      49,439

Marketable securities                                              0           0

Officers life insurance cash surrender value                 570,545     549,835

Investment in cost method investee                           100,000     100,000
                                                             -------     -------

                                                             775,096     699,274

The company manages cash and liquid investments in order to internally fund operating needs. The company plans to use its available resources including any borrowing under its line of credit to invest in its operations.

The company has entered into a loan agreement for a line of credit with a financial institution which provides credit to 75% of accounts receivable aged less than 90 days up to $900,000. Borrowings under the agreement bear interest at the LIBOR rate plus 3 percent (7.6 percent at December 31, 2007), payable monthly. Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. No additional requirements are anticipated. If new business opportunities do arise additional outside funding may be required.

OUTLOOK

Major trends that we must deal with involve the following: 1) consolidation of customers primary vendor lists 2) surge in off-shore and outsourced development work is effecting the type of onsite consulting services and has increased the focus for onsite consulting resources that provide skills to handle the early and later phases of the development cycle. This has greatly increased the focus on the following skills: project management, business analysis, quality assurance and testing.

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

CONTRACTUAL OBLIGATIONS

As of December 31, 2007, our contractual obligations consisted of the following lease and contractual obligations:

         2008     $207,300

         2009     $123,046

         2010     $12,180

         2011     $12,180

      The leases cover office premises and leased vehicles. Of these leases a total of $48,720 is allocated for vehicle leases and $297,695 is for office premises. Non-cancellable contracts with job search firms account for $8,291 of the obligations.

We have a loan agreement for a line of credit with a financial institution that provides us with a maximum credit line of $900,000. The line of credit is due on demand. We may only borrow up to 75% of accounts receivable aged at 90 days or less. Borrowings under the agreement bear interest at the LIBOR rate plus 3%, payable monthly. In addition, the loan is collateralized by substantially all our assets. Outstanding borrowings under the loan agreement were $485,078 and $456,078 at December 31, 2007 and 2006, respectively.

OFF-BALANCE-SHEET ARRANGEMENTS

The Class A Preferred Stock accrues 8 percent per annum dividends on a stated "dividend value". "Dividend value" is the amount equal to $0.98 per share for each share of Class A Preferred Stock outstanding. The dividends began accruing June 1, 2004, and are cumulative. Dividends are payable annually in arrears. During 2007, the Company declared and paid dividends of $43,400 ($.07 per preferred share). No additional dividends are payable to preferred shareholders as of July 1, 2007, as this is the third anniversary of the date of issuance and the final obligation.

As of December 31, 2007, and during the prior year then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 9 is incorporated by reference to our definitive proxy statement relating to our 2008annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference to our definitive proxy statement relating to our 2008 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 11 is incorporated by reference to our definitive proxy statement relating to our 2008 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is incorporated by reference to our definitive proxy statement relating to our 2008 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 13. EXHIBITS

The following exhibits are filed as a part of, or incorporated by reference into, this report.

No.      Description
----     ------------
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement relating to our 2008 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PREMIER ALLIANCE GROUP, INC.

Date:    March  26, 2008          By: /s/ Mark S. Elliott
                                     -------------------------------------------
                                     Mark S. Elliott, President

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date:    March  26, 2008         By: /s/ Mark S. Elliott
                                     -------------------------------------------
                                     Mark S. Elliott, President

Date:    March 26, 2008          By: /s/ Kevin J. Hasenfus
                                     -------------------------------------------
                                     Kevin J. Hasenfus, Director

Date:    March 26, 2008          By: /s/ Robert N. Yearwood
                                     -------------------------------------------
                                     Robert N. Yearwood, Director

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




Audit Committee
Premier Alliance Group, Inc.
Charlotte, North Carolina

                          INDEPENDENT AUDITORS' REPORT

     We have audited the accompanying balance sheet of Premier Alliance Group, Inc. as of December 31, 2007, and the related statements of operations, stockholders' equity, and cash flows for the two years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Alliance Group, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                         Scharf Pera & Co., PLLC

March 17, 2008
Charlotte, North Carolina

                                      (F1)

                                PREMIER ALLIANCE GROUP, INC.
                                       BALANCE SHEET
                                     DECEMBER 31, 2007



                                ASSETS

CURRENT ASSETS:
  Cash                                         $ 104,551
  Accounts receivable                            931,649
  Marketable securities                           12,380
  Deferred tax asset - current portion            24,000
  Prepaid expenses and
    other current assets                          38,602
                                               ---------
       Total current assets                                         $ 1,111,182

PROPERTY AND EQUIPMENT - at
  cost less accumulated depreciation                                     20,594


OTHER ASSETS:
  Goodwill                                     2,231,284
  Investment in equity-method investee           211,110
  Investment in cost-method investee             100,000
  Cash surrender value of officers'
    life insurance                               570,545
  Deferred tax asset                              17,000
  Deposits and other assets                        4,000
                                               ---------

                                                                     3,133,939
                                                                   -----------
                                                                   $ 4,265,715
                                                                   ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

                                      (F2)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                 $ 485,078
  Accounts payable                               288,623
  Accrued expenses                               311,547
  Income taxes payable                             4,472
                                               ---------


      Total current liabilities                                     $ 1,089,720


COMMITMENTS AND CONTINGENCIES                                                 -

STOCKHOLDERS' EQUITY:
  Class A convertible preferred stock,
    liquidation preference of $0.05 per share,
    $.001 par value, 5,000,000 shares
    authorized, 560,746 shares issued
    and outstanding                                  561
  Common stock, $.001 par value, 45,000,000
    shares authorized, 5,867,945 shares
    issued and outstanding                         5,868
  Additional paid-in capital                   3,238,639
  Accumulated deficit                            (69,073)
                                               ---------

                                                                     3,175,995
                                                                   -----------
                                                                   $ 4,265,715
                                                                   ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

                                      (F3)

                          PREMIER ALLIANCE GROUP, INC.
                             STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


                                                2007                  2006
                                             -----------           -----------

NET REVENUES                                 $ 7,645,875           $ 8,416,247
                                             -----------           -----------

OPERATING EXPENSES:
  Cost of revenues                             5,472,823             6,141,079
  Selling, general and administrative          2,059,115             2,153,339
  Depreciation                                    13,845                18,524
                                             -----------           -----------

                                               7,545,783             8,312,942
                                             -----------           -----------

INCOME FROM OPERATIONS                           100,092               103,305
                                             -----------           -----------

OTHER INCOME (EXPENSE):
  Interest expense, net                          (45,938)              (33,348)
  Loss on marketable securities                      645                (3,350)
  Officers' life insurance income                 20,710                43,385
  Equity in net loss of equity-method
     investee                                    (21,285)               (2,907)
  Other income                                     5,692                 8,664
                                             -----------           -----------

                                                 (40,176)              12,444
                                             -----------           -----------

NET INCOME BEFORE INCOME TAXES                    59,916               115,749

INCOME TAX BENEFIT (EXPENSE)                       8,944               (41,298)
                                             -----------           -----------

NET INCOME                                        68,860                74,451
PREFERRED STOCK DIVIDEND                         (43,400)              (47,800)
                                             -----------           -----------

NET INCOME AVAILABLE FOR
  COMMON STOCKHOLDERS                        $    25,460           $    26,651
                                             ===========           ===========
Net income per share, basic and diluted      $      0.00           $      0.00
                                             ===========           ===========
Weighted average number of shares,
  basic and diluted                            5,859,109             5,811,093
                                             ===========           ===========



                        SEE NOTES TO FINANCIAL STATEMENTS

                                      (F4)

                          PREMIER ALLIANCE GROUP, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2007 AND 2006

                               Class A                                         Retained
                           Preferred Stock      Common Stock      Additional   Earnings       Total
                          ----------------   -------------------   Paid-In   (Accumulated  Stockholders'
                           Shares   Amount    Shares      Amount   Capital      Deficit)      Equity
                          -------  -------   ---------   -------  ----------   ---------    ----------
Balance at
  December 31, 2005        617,598   $ 618   5,811,093   $ 5,811  $3,238,639   $(121,184)   $3,123,884

Net income                                                                        74,451        74,451
Dividends on Class A
  preferred stock                                                                (47,800)      (47,800)
                          --------    ----   ---------   -------  ----------   ---------    ----------
Balance at
  December 31, 2006        617,598     618   5,811,093     5,811   3,238,639     (94,533)    3,150,535
Preferred stock
  conversion               (56,852)    (57)     56,852        57                                     -
Net income                                                                        68,860        68,860
Dividends on Class A
  preferred stock                                                                (43,400)      (43,400)
                          --------    ----   ---------   -------  ----------   ---------    ----------
Balance at
  December 31, 2007        560,746     561   5,867,945   $ 5,868  $3,238,639   $ (69,073)   $3,175,995
                          ========    ====   =========   =======  ==========   =========    ==========


                        SEE NOTES TO FINANCIAL STATEMENTS

                                      (F5)

                          PREMIER ALLIANCE GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2007 AND 2006



                                                        2007             2006
                                                     ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $ 68,860         $ 74,451
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation expense                              13,845           18,524
      Increase in cash surrender value of
         officers' life insurance                      (20,710)        (131,255)
      Increase in net deferred tax assets              (13,000)         (88,000)
      Equity in loss of equity-method investee          21,285            2,907
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable      (206,951)         303,882
      (Increase) decrease in marketable securities        (645)           3,350
      Decrease (increase) in prepaid expenses           10,189          (17,218)
      Decrease in deposits and other assets                225              275
      Increase (decrease) in accounts payable          166,932         (156,499)
      Increase (decrease) in accrued expenses           37,957         (100,222)
      Decrease in income taxes payable                  (7,065)          (6,413)
                                                     ---------         --------

  Net cash provided by (used in)
     operating activities                               70,922          (96,218)
                                                     ---------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                   (1,410)          (7,787)
                                                     ---------         --------
    Net cash used in investing activities               (1,410)          (7,787)
                                                     ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                       (43,400)         (47,800)
  Proceeds from line of credit                          29,000          151,000
                                                     ---------         --------
    Net cash (used in) provided by
      financing activities                             (14,400)         103,200
                                                     ---------         --------

Net increase (decrease) in cash                         55,112             (805)

Cash - beginning of year                                49,439           50,244
                                                    ----------         --------
Cash - end of year                                  $  104,551         $ 49,439
                                                    ==========         ========




                        SEE NOTES TO FINANCIAL STATEMENTS

                                      (F6)

                         PREMIER ALLIANCE GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2007 AND 2006
                                  (continued)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                                2007                  2006
                                             ---------             ---------
Cash payments for:
  Interest                                   $  48,933             $  37,097
                                             =========             =========

  Income taxes                               $  13,710             $ 130,775
                                             =========             =========


Cash received for:
  Interest                                   $   2,995             $   3,750
                                             =========             =========





                        SEE NOTES TO FINANCIAL STATEMENTS

                                      (F7)

                          PREMIER ALLIANCE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     CASH AND CASH EQUIVALENTS:

         The Company considers all highly liquid investments having an original maturity of three months or less to be cash equivalents. Amounts invested may exceed federally insured limits at any given time. As a result of the Company's cash management system, checks issued but not presented to the banks for payment may create negative book cash balances. Such negative balances are included in trade accounts payable and totaled $119,079 at December 31, 2007.

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

     INCOME TAXES:

         On June 6, 2004, effective with the issuance of preferred stock, the Company was required by income tax regulations to change from an S Corporation to a C Corporation. Effective with the conversion to a C Corporation, the Company accounts for income taxes under FASB SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled (See
Note 10).


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

                                      (F10)

         In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Accordingly, SFAS No. 141(R) will be applied by the Company to any business combinations occurring on or after January 1, 2009.

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - amendment of Accounting Research Bulletin No. 51 ("SFAS 160"). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent's ownership interests in subsidiaries held by parties other than the parent, changes in a parent's ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent's ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the financial statements of the Company.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment to FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 enables entities to choose to measure eligible financial assets and financial liabilities at fair value, with changes in value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material effect on the financial statements of the Company.

                                      (F11)

NOTE 3 - PROPERTY AND EQUIPMENT:

     The principal categories and estimated useful lives of property and equipment are as follows:

                                                       Estimated
                                                      Useful Lives
                                                      ------------
     Office equipment                $   284,464         5 years
     Furniture and fixtures               61,962         7 years
     Computer software                    17,100         3 years
                                      ----------
                                         363,526

     Less: accumulated depreciation     (342,932)
                                     -----------
                                     $    20,594
                                     ===========

NOTE 4 - MARKETABLE SECURITIES CLASSIFIED AS TRADING SECURITIES:

     Under SFAS No. 115, securities that are bought and held principally for the purpose of selling them in the near term (thus held only for a short time) are classified as trading securities. Trading generally reflects active and frequent buying and selling, and trading securities are generally used with the objective of generating profits on short-term differences in price. The change in the net unrealized holding gain or loss for the year ended December 31, 2007, which is included in income from operations, is as follows:

                                               Fair Market
                                   Cost           Value         Holding Loss
                               -----------    ------------    ---------------
Equity Investments             $    33,170    $     12,380    $        20,790


                                      (F12)

NOTE 5 - INVESTMENT IN EQUITY-METHOD INVESTEE:

     In 2004, the Company invested $250,000 for a 33 percent ownership of Critical Analytics, Inc. Critical Analytics, Inc. is in the business of software development and consulting services. In January 2007, the Company's ownership percentage increased to 35 percent. The Company accounts for this investment using the equity method. The Company records its proportionate share of income or loss from Critical Analytics, Inc.'s results of operations; correspondingly, the carrying amount of the investment is increased by equity in earnings and reduced by equity in losses. During 2007 and 2006, the Company recorded losses of $21,285 and $2,907 as its equity in Critical Analytics, Inc., respectively. Summarized financial information of Critical Analytics, Inc. at December 31, 2007 and 2006 is as follows:

                                                     2007            2006
                                                     ----            ----

          Assets:

            Current assets                       $   319,140     $   213,554
            Property and equipment - net              18,555          11,880
                                                  ----------      ----------

                                                 $   337,695     $   225,434
                                                  ==========      ==========

          Liabilities and stockholders' equity:
            Current liabilities                  $     1,006     $    27,892
            Stockholders' equity                     336,689         197,542
                                                  ----------      ----------

                                                 $   337,695     $   225,434
                                                  ==========      ==========

            Gross revenue                        $       -       $     1,500
            Other income                              (8,574)         12,162
            Operating expenses                       (52,240)        (22,472)
                                                  ----------      ----------

            Net loss                             $   (60,814)    $    (8,810)
                                                  ==========      ==========

                                      (F13)

NOTE 6 - INVESTMENT IN LIMITED LIABILITY COMPANY:

     The Company has an investment in a limited liability company, which owns approximately 33 percent of the office building that the Company leases office space from in Charlotte, North Carolina. The Company's investment represents an approximate 3 percent share of ownership in the limited liability company. Because the limited liability company interest does not have a readily determinable fair value, the Company accounts for its investment using the cost method. Accordingly, the carrying value of $100,000 is equal to the capital contribution the Company has made. Income is recognized when capital distributions are received by the Company and totaled $4,800 and $4,050 for the years ended December 31, 2007 and 2006, respectively.

NOTE 7 - ACCRUED EXPENSES:

     Accrued expenses consisted of the following at December 31, 2007:

     Accrued payroll                                 $   214,911
     Accrued vacation                                     52,613
     Other accrued liabilities                            44,023
                                                      ----------

                                                     $   311,547
                                                     ===========

NOTE 8 - NOTES PAYABLE:

     The Company has entered into a loan agreement for a line of credit with a financial institution, providing the Company with a maximum credit line of $900,000. The line of credit is due on demand. The line of credit is secured by all accounts receivable and the assignment of two life insurance policies worth a cash surrender value of $392,026 at December 31, 2007. Borrowings under the agreement bear interest at LIBOR plus 3 percent (7.6 percent at December 31, 2007), payable monthly. Outstanding borrowings under the loan agreement were $485,078 and $456,078 at December 31, 2007 and 2006, respectively.

NOTE 9 - STOCKHOLDERS' EQUITY:

     COMMON STOCK:

         On November 5, 2004, the Company issued 36,176,863 shares to the stockholders of Old Premier in exchange for all the outstanding common stock of Old Premier. The total number of shares outstanding post-merger was 40,676,863 including, 4,500,000 shares held by the former stockholders of Old Premier. On December 16, 2004, the Company effected a 7:1 reverse split of its outstanding common stock resulting in 5,811,093 common shares outstanding. Additionally, the company issued 56,852 shares of common stock upon conversion of an equal number of preferred shares during the year ended December 31, 2007.


                                      (F14)

     CLASS A CONVERTIBLE PREFERRED STOCK:

         On November 5, 2004, the Company issued 4,323,137 Class A Preferred shares to the stockholders of Old Premier in exchange for all the outstanding preferred stock of Old Premier. Old Premier had issued preferred stock on June 6, 2004, for $576,208, net of issue costs. On December 16, 2004, the Company effected a 7:1 reverse split of its outstanding preferred shares resulting in 617,598 preferred shares outstanding. During the year ended December 31, 2007, 56,852 shares of preferred stock were converted to an equal number of common shares.

         The Class A Preferred Stock accrues 8 percent per annum dividends on a stated "dividend value". "Dividend value" is the amount equal to $0.98 per share for each share of Class A Preferred Stock outstanding. The dividends began accruing June 1, 2004, and are cumulative. Dividends are payable annually in arrears. At December 31, 2007, $25,315 ($0.05 per preferred share) of dividends has accrued on these shares respectively. However, they are unrecorded on the Company's books until declared.

         The Class A Preferred Stock is convertible, at the holder's option, into common stock on a one to one basis at any time. The Class A Preferred Stock will automatically convert into common shares on the first day the Company's common stock price exceeds $2.03 per share. The number of shares converted during the year ended December 31, 2007 was $56,582.

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

     WARRANTS:

         A common stock purchase warrant was issued to holders of Class A Preferred Stock on a one to one basis. The warrants had an exercise price of $2.00 per common share and expired June 1, 2007. No warrants were exercised.

     STOCK OPTIONS:

         In 2004, the Company issued options to a consultant to the Company. The options are for the number of shares equal to 4.5 percent of outstanding common shares on the "option price date" at an exercise price equal to the average market price of the Company's common stock during the 10 trading days immediately prior to the "option price date". The "option price date" is defined as the 90th day after the commencement of the trading of shares of the Company's common stock. At the option price date of May 1, 2007, the options were for 264,058 common shares with an exercise price of $2.75 per share. The options expire May 1, 2009.

                                      (F15)

NOTE 10 - INCOME TAXES:

     Significant components of the income tax provision is summarized as follows:

                                             2007             2006
                                          ----------       -------------

       Current provision:
              Federal                    $       456      $   106,115
              State                            3,600           23,183

       Deferred provision:
              Federal                        (11,000)         (73,000)
              State                           (2,000)         (15,000)
                                          ----------       ----------
                                         $    (8,944)     $    41,298
                                          ==========       ==========

     A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate on income before income taxes for the years ended December 31, 2007 and 2006 follows:

                                             2007             2006
                                          ----------       -----------

       Federal statutory rate                   34.0%            34.0%
       State income taxes, net of
         federal income tax benefit              4.5              4.5
       Permanent difference                    (53.4)            (2.8)
                                          ----------       ----------
                                               (14.9)%           35.7%
                                          ==========       ==========

     The Company provides for income taxes using the liability method in accordance with FASB SFAS No. 109 "Accounting for Income Taxes". Deferred income taxes arise from the differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at December 31, 2007:

                                                     2007
                                                 -----------

       Deferred income tax assets:
         Accrued compensation                     $   16,000
         Trading securities                            8,000
         Intangible assets                            10,000
         Investment in equity method investee         15,000
                                                  -----------
                                                      49,000

       Less: Valuation allowance                         -
                                                  ----------
       Deferred income tax
         assets                                   $   49,000
                                                  ==========

       Deferred income tax
         liabilities:

           Property and equipment                 $   (8,000)
                                                  ----------

       Total deferred tax liabilities             $   (8,000)
                                                  ==========

       Net deferred income tax assets:

         Current                                  $   24,000
         Noncurrent                                   17,000
                                                  ----------
                                                  $   41,000
                                                  ==========

                                      (F16)

NOTE 11 - NET INCOME (LOSS) PER SHARE:

     In accordance with FASB SFAS No. 128, "Earnings per Share", and SEC Staff Accounting Bulletin No. 98, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted - average number of common shares outstanding during the period. Under SFAS No. 128, diluted income or loss per share is computed by dividing net income or loss for the period by the weighted - average number of common and common equivalent shares, such as stock options, warrants and convertible securities outstanding during the period. Such common equivalent shares have not been included in the Company's computation of net income (loss) per share in 2007 and 2006, as their effect would have been anti-dilutive.

                                             2007              2006
                                          ----------        ----------
     Net income                           $   68,861        $   74,451
     Preferred stock dividend                (43,400)          (47,800)
                                          ----------        ----------
     Numerator - net income
       available to common stockholders   $   25,461        $   26,651
                                          ==========        ==========

     Denominator - weighted - average
       shares outstanding                  5,859,109         5,811,093
                                          ==========        ==========

     Net income per share                 $     0.00        $     0.00
                                          ==========        ==========

     Incremental common shares (not
       included due to their anti-
       dilutive nature)
         Stock options                       264,058           261,500
         Stock warrants                          -             617,598
         Convertible preferred stock         560,746           617,598
                                          ----------        ----------
                                             824,804         1,496,696
                                          ==========        ==========

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

     The Company is obligated under various operating leases for office space and automobiles and is obligated under non-cancellable contracts with job search firms.

     The future minimum payments under non-cancellable operating leases and non-cancellable contracts with initial remaining terms in excess of one year (including the related party lease), as of December 31, 2007, are as follows:

                                                 Required
           Year Ending December 31,              Payments
                                                ----------
                     2008                      $   207,250
                     2009                          123,046
                     2010                           12,180
                     2011                           12,180
                     2012                              -
                  Thereafter                           -
                                                ----------
                                               $   354,656
                                               ===========

                                      (F17)

     Rent expense for operating leases during 2007 and 2006 was approximately $207,766 and $179,509, respectively.

     The Company has a three percent ownership interest in a limited liability company that owns approximately 33 percent of the building the Company leases office space from in Charlotte, North Carolina. Additionally, an individual stockholder of the Company owns approximately 30 percent of the same limited liability company. Rent expense pertaining to this operating lease during 2007 and 2006 was approximately $181,388 and $176,104, respectively.

NOTE 13 - EMPLOYEE BENEFIT PLAN:

     The Company has a 401(k) plan which covers substantially all employees. Plan participants can make voluntary contributions of up to 15 percent of compensation, subject to certain limitations. Under this plan, the Company matches a portion of employee deferrals. Total company contributions to the plan for the years ended December 31, 2007 and 2006, were approximately $23,627 and $22,275, respectively.

NOTE 14 - ADVERTISING:

     The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2007 and 2006 were $5,349 and $2,025, respectively.

NOTE 15 - MAJOR CUSTOMERS:

     Approximately 26 and 37 percent of total revenues were earned from one customer for the years ended December 31, 2007 and 2006, respectively.

NOTE 16 - OTHER MATTERS:

     CASH CONCENTRATION:

         The Company maintains some of its cash in bank deposit accounts, money market funds and certificates of deposits, which, at December 31, 2007, exceeded federally insured limits by $20,234. These accounts are maintained in high credit quality financial institutions in order to reduce the risk of potential losses. The Company has not experienced any losses in these accounts.


                                      (F18)