Form 10-Q
period 2008-03-31
PREMIER ALLIANCE GROUP, INC.
filed 2008-05-15
CIK 1272550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from              to

                        Commission File Number: 000-50502

                           PREMIER ALLIANCE GROUP, INC
             (Exact Name of registrant as Specified in Its Charter)

Nevada                                     20-0443575
(State of other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation ororganization)


                                4521 Sharon Road
                                    Suite 300
                         Charlotte, North Carolina 28211
                    (Address of principal executive offices)

                                 (704) 521-8077
                         (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

       Large accelerated filer [ ]              Accelerated filer [ ]

       Non-accelerated filer   [ ]              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 5,867,945 shares of common stock were outstanding as of May 05, 2008.



                                Table of Contents
                                                                                     Page

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

     Balance Sheet as of March 31, 2008 (Unaudited) and December 31, 2007 (Audited) .. 3

     Statements of Operations for the Three Months Ended March 31, 2008 (Unaudited)
     and March 31, 2007 (Unaudited) .................................................. 5

     Statements of Cash Flows for Three Months Ended March 31, 2008 (Unaudited)
     and March 31, 2007 (Unaudited) .................................................. 6

     Notes to Condensed Financial Statements (Unaudited) ............................. 7

Item 2. Management's Discussion and Analysis or Plan of Operation .................... 9

Item 3. Quantitative and Qualitative Disclosures About Market Risk ...................14

Item 4. Controls and Procedures ......................................................14

Item 4T. Controls and Procedures .....................................................15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ............................................................16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ..................16

Item 3. Defaults Upon Senior Securities ..............................................16

Item 4. Submission of Matters to a Vote of Security Holders ..........................16

Item 5. Other Information ............................................................16

Item 6. Exhibits .....................................................................16

Signatures ...........................................................................17

Certifications .......................................................................18

                          PREMIER ALLIANCE GROUP, INC.
                                 BALANCE SHEETS


                                                    (Unaudited)
                                                     March 31,     December 31,
                                                       2008           2007
                                                    ----------     ----------
                ASSETS

CURRENT ASSETS:
  Cash                                             $   104,906    $   104,551
  Accounts receivable                                1,040,679        931,649
  Marketable securities                                  8,076         12,380
  Deferred income taxes                                 33,000         24,000
  Prepaid expenses                                      25,496         38,602
                                                   -----------    -----------


    Total current assets                             1,212,157      1,111,182




PROPERTY AND EQUIPMENT - at cost less
  accumulated depreciation                              17,234         20,594


OTHER ASSETS:
  Goodwill                                           2,231,284      2,231,284
  Investment in equity-method investee                 208,386        211,110
  Investment in cost-method investee                   100,000        100,000
  Cash surrender value of officers' life insurance     504,947        570,545
  Deferred income taxes                                 18,000         17,000
  Deposits and other assets                              4,000          4,000
                                                   -----------    -----------

                                                     3,066,617      3,133,939






                                                   $ 4,296,008    $ 4,265,715
                                                   ===========    ===========



                        See Notes to Financial Statements
                                        3

                                                   (Unaudited)
                                                     March 31,    December 31,
                                                      2008           2007
                                                   ----------     ----------

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                    $   568,078    $   485,078
  Accounts payable                                    339,079        288,623
  Accrued expenses                                    322,080        311,547
  Income taxes payable                                    -            4,472
                                                  -----------    -----------


    Total current liabilities                       1,229,237      1,089,720


COMMITMENTS AND CONTINGENCIES                             -              -


STOCKHOLDERS' EQUITY:
  Class A convertible preferred stock, $.001
    par value, 5,000,000 shares authorized,
    560,746 shares issued and outstanding                 561            561
  Common stock, $.001 par value, 45,000,000
    shares authorized, 5,867,945 shares
    issued and outstanding                              5,868          5,868
  Additional paid-in capital                        3,238,639      3,238,639
  Accumulated deficit                                (178,297)       (69,073)
                                                  -----------    -----------


                                                    3,066,771      3,175,995







                                                  $ 4,296,008     $ 4,265,715
                                                  ===========     ===========

                        See Notes to Financial Statements
                                        4

                          PREMIER ALLIANCE GROUP, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (Unaudited)



                                                      2008           2007
                                                  -----------    -----------

NET REVENUE                                       $ 2,068,181    $ 1,817,255
                                                  -----------    -----------


OPERATING EXPENSES:
  Cost of revenues                                  1,550,563      1,301,742
  Selling, general and administrative                 565,322        521,084
  Depreciation                                          3,359          1,886
                                                  -----------    -----------

   Total operating expenses                         2,119,244      1,824,712
                                                  -----------    -----------


(LOSS) INCOME FROM OPERATIONS                         (51,063)        (7,457)
                                                  -----------    -----------

OTHER INCOME (EXPENSE):
  Interest expense, net                                (9,765)       (10,384)
  (Loss) gain on marketable securities                 (4,305)         6,845
  Officers' life insurance (expense) income           (65,598)        23,595
  Equity in net loss of equity-method investee         (2,724)        (4,531)
  Other income                                            -              -
                                                   ----------     ----------

   Total other (expense) income                       (82,392)        15,525
                                                  -----------    -----------

NET (LOSS) INCOME BEFORE INCOME TAXES                (133,455)         8,068

INCOME TAX BENEFIT                                     24,231          4,637
                                                  -----------    -----------

NET (LOSS) INCOME                                 $  (109,224)   $    12,705
                                                  ===========    ===========

Net (loss) income per share, basic and diluted    $     (0.02)   $      0.00
                                                  ===========    ===========

Weighted average number of shares,
  basic and diluted                                 5,867,945      5,832,111
                                                  ===========    ===========

                        See Notes to Financial Statements
                                        5

                          PREMIER ALLIANCE GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (Unaudited)


                                                      2008           2007
                                                   ----------     ----------
Cash flows from operating activities:
  Net (loss) income                               $  (109,224)   $    12,705
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation                                      3,359          1,886
      Decrease (increase) of cash surrender value
        of officers' life insurance                    65,598        (23,595)
      Deferred income taxes                           (10,000)        (1,000)
      Equity in loss of equity-method investee          2,724          4,531
    Changes in operating assets and liabilities:
      Increase in accounts receivable                (109,030)      (135,107)
      Increase in marketable securities                 4,304         (6,845)
      Decrease in prepaid expenses                     13,106         17,332
      Decrease in deposits and other assets               -              225
      Increase in accounts payable                     50,457         66,338
      Increase in accrued expenses                     10,533         37,159
      Decrease in income taxes payable                 (4,472)        (3,637)
                                                   ----------     ----------
    Net cash used in operating activities             (82,645)       (30,008)
                                                   ----------     ----------


Cash flows from investing activities:
  Purchases of property and equipment                     -           (1,423)
                                                    ---------     ----------
    Net cash used in investing activities                 -           (1,423)
                                                    ---------     ----------


Cash flows from financing activities:
  Proceeds from line of credit                         83,000        130,000
                                                   ----------     ----------
    Net cash provided by financing activities          83,000        130,000
                                                   ----------     ----------


Net increase in cash                                      355         98,569


Cash - beginning of period                            104,551         49,439
                                                   ----------      ---------


Cash - end of period                               $  104,906      $  148,008
                                                   ==========      ==========


                        See Notes to Financial Statements
                                        6

                          PREMIER ALLIANCE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (Unaudited)



Note 1 - Basis of Presentation:


     The accompanying unaudited interim financial statements of Premier Alliance Group, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2007 as reported in the 10-KSB have been omitted.



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



Note 3 - Cash and Cash Equivalents:


     Cash equivalents consist of all highly liquid investments with an original maturity of three months or less. As a result of the Company's cash management system, checks issued but not presented to the banks for payment may create negative book cash balances. Such negative balances are included in trade accounts payable and totaled $109,651 at March 31, 2008 and $119,079 at December 31, 2007.

Note 4 - Class A Convertible Preferred Stock:


     The Class A Convertible Preferred Stock accrues 8 percent per annum dividends on a stated "dividend value". "Dividend value" is the amount equal to $0.98 per share for each share of Class A Convertible Preferred Stock outstanding. Dividends are payable annually in arrears. During 2007, the Company declared and paid dividends of $43,400 ($0.07 per preferred share). At March 31, 2008, $32,550 of dividends have accrued on these shares. However, they are unrecorded on the Company's books until declared.

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

Results of Operations

Net revenue for the three months ended March 31, 2008, was $2,068,000, an increase of 13.8%, compared to $1,817,000 for the same period in 2007. The increase reflects an increase in billable resources at client sites.

Cost of revenues, defined as all costs for billable staff, were $1.5 million or 75.0% of revenue for the three months ended March 31, 2008, as compared to $1.3 million or 71.6% of revenue for the same period in 2007. The increase in cost of revenue as a percentage of revenue for this period is primarily a result of the increase in staff count with a focus on targeted areas (project management and business analysts). These target areas provide more marketable skills and are strategic in our growth plans however they also provide higher staff compensations. The 75% COGS is in line with industry standards, reflecting expected bill rates with customers and proper cost factors for staff overall.

General and administrative (G&A) expenses were $568,000 or 27.5% of revenue for the three months ended in March 31, 2008, as compared to $523,000 or 28.8% for the same period in 2007. The increase in G&A expense is mostly attributed to additional overhead staff in recruiting and sales as compared to this time in 2007. We continue to monitor and manage the core G&A expense categories: overhead wages, professional fees and expenses (legal, accounting, consulting) associated with public company filings. We have established uniform controls and automated processes and are able to perform most general functions internally and minimize what outside agencies/consultants must do.

Operating income for the three months ended in March 31, 2008, was a loss of $51,000 as compared to a loss of $7,000 for the same period in 2007, related to increases in G&A expenses.

Other income and expense, net, consisted of a loss of $82,000 for the three months ended in March 31, 2008, compared to a gain of $15,000 for the same period in 2007. The loss is mostly attributable to a net decrease in cash surrender value over premiums of variable executive life insurance (due to market fluctuation).

The effective tax rate for the first three months of 2008 is 18.2% compared to an effective income tax rate of 57% for the same period in 2007. The change in rate is primarily attributable to the permanent difference resulting from a net decrease in cash surrender value over premiums of variable executive life insurance policies.

Net loss for the three months ended in March 31, 2008, was $109,224 or ($.02) per diluted share, compared with net income of $12,705 for the same period in 2007, or $.00 per diluted share.

Dividend

No Dividend has been declared as of March 31, 2008.

On June 7, 2004, North Carolina Premier issued 597,500 shares of Class A preferred stock in a private placement. The holders of shares of preferred stock were entitled to receive an 8% annual dividend until the earlier of (1) the third anniversary of the date of issuance or (2) automatic conversion of shares of Class A preferred stock into shares of common stock. A dividend was declared and distributed in July 2007 in the amount of $43,400, representing the last dividend to be issued per the private placement.

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

We assess the likelihood that we will be able to recover deferred tax assets. If recovery is unlikely, we must increase the provision for taxes by recording a valuation allowance against the estimated deferred tax assets that will not ultimately be recoverable. As of March 31, 2008, we believed that all of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is unlikely.

Financial Condition and Liquidity

As of March 31, 2008, we had cash and cash equivalents of $105,000, representing a decrease of $43,102 from March 31, 2007. Net working capital at March 31, 2008, was ($17,000), as compared to ($7,000) on March 31, 2007. Current assets at March 31, 2008, were $1,212,000. The decrease in working capital was primarily due to a reduction in net earnings of the company. We had no long term debt. Shareholders' equity as of March 31, 2008, was $3,066,000, which represented 71% of total assets.

During the three months ended March 31, 2008, the net cash used by operating activities was $82,645 and was primarily a result of an increase in accounts receivable of $109,000 and a decrease in cash surrender value of officers life insurance of $65,000 offset by a decrease in prepaid expenses of $13,000, an increase of accounts payable of $50,000 and an increase in accrued expenses of $10,000.

Cash flows from investing activities used $0.

Financing activities provided $83,000 of cash for the three months ended March 31, 2008. Of that increase, $83,000 was due to borrowings on our revolving line of credit. We borrow or repay this revolving debt as needed based upon our working capital obligations. We believe that internally generated funds, current cash on hand, and available borrowings under our revolving credit line will be adequate to meet foreseeable liquidity needs.

Outlook

Our business has been affected by the following major trends. First, customers are consolidating their primary vendor lists. Second, the surge in offshore and outsourced development work is forcing us to focus on handling earlier and later phases of the development cycle, which in turn has increased our need for expertise in the areas of project management, business analysis, and quality assurance and testing. These trends are discussed in greater detail below. In addition is the impact caused from the sub-prime mortgage industry on our financial based customers as they are spending and investing in technology projects more cautiously in the short term. The evidence is in the slow down of project initiatives and of resource requirements in general.

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

Off-Balance-Sheet Arrangements

The Class A Preferred Stock accrues 8 % per annum dividends on a stated "dividend value". "Dividend value" is the amount equal to $0.98 per share for each share of Class A Preferred Stock outstanding. The dividends began accruing June 1, 2004, and are cumulative. Dividends are payable annually in arrears. During 2007, the Company declared and paid dividends of $43,400 ($.07 per preferred share). At March 31, 2008, no additional dividends have accrued on these shares respectively.

As of March 31, 2008, a total of 56,852 shares of Class A Preferred Stock have been converted to 56,852 shares of Common Stock per a shareholder voluntary conversion option as indicated in the Private Offering Memorandum executed on June 7, 2004. None have been converted during the three months ended as of March 31, 2008.

As of March 31, 2008, and during the prior three months then ended, there were no other transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk exposures consist of interest rate risk associated with variable rate borrowings and investment market fluctuation impact on long term assets. Management believes that interest rate fluctuations will not have a material impact on Premier's results of operations. Market fluctuation provides investment gain or loss on variable life insurance policies (managed by Metropolitan Life Insurance). The plans are long term assets which contribute to the financial stability of the company and can impact funding and loan capability.

Interest Rate Risks

At March 31, 2008, the Company had an outstanding balance of $568,078 under its revolving credit agreement. Interest on borrowings under the facilities is based on the daily LIBOR rate plus a 3% margin. Daily average borrowings for the 2008 first quarter were $547,288.

Market fluctuation impact on assets

For the three months ending March 31, 2008, the valuation of the Variable Life Insurance policies had an investment loss of $65,598.

Equity Market Risks

The trading price of our common stock has been and is likely to continue to be volatile and could be subject to wide fluctuations. Such fluctuations could impact our decision or ability to utilize the equity markets as a potential source of our funding needs in the future.


Item 4. Controls and Procedures

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

Item 4T. Controls and Procedures

As required by Securities and Exchange Commission Rule 13a-15(d), we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer, of changes in our internal control over financial reporting. Based on the foregoing, our Chief Executive Officer concluded that there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


                                    PREMIER ALLIANCE GROUP, INC.
                                    (Registrant)


DATE: May 15, 2008                  By: /s/ Mark S. Elliott
                                        -------------------
                                        Mark S. Elliott
                                        President (Chief Executive Officer
                                        and Acting Chief Financial Officer)