Form 10KSB/A
period 2007-12-31
PREMIER ALLIANCE GROUP, INC.
filed 2008-07-30
CIK 1272550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A

                                   AMENDMENT 1

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

                          PREMIER ALLIANCE GROUP, INC.
             FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                                TABLE OF CONTENTS

          PART I                                                            Page

Item 1.   DESCRIPTION OF BUSINESS                                           1
Item 2.   DESCRIPTION OF PROPERTY                                           7
Item 3.   LEGAL PROCEEDINGS                                                 7
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               7

          PART II

Item 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS             7
          AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         7
Item 7.   FINANCIAL STATEMENTS                                              13
Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                  13
          ACCOUNTING AND FINANCIAL DISCLOSURE
Item 8A.  CONTROLS AND PROCEDURES                                           13
Item 8B.  OTHER INFORMATION                                                 13

           PART III


Item 9     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT               15
Item 10    EXECUTIVE COMPENSATION                                           15
Item 11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND              15
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   15
Item 13    EXHIBITS, LIST AND REPORTS ON FORM 8-K                           16
Item 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES                           16


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

None.

ITEM 8A. CONTROLS AND PROCEDURES


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES


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


MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and includes those policies and procedures that:

1. Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and,

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2007, our internal control over financial reporting was effective and had no material weaknesses.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During 2007, there were no changes in the Company's internal controls over financial reporting, known to the President or the chief financial officer, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

LIMITATIONS ON CONTROLS

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the Company's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in such controls and procedures, including the fact that human judgment in decision making can be faulty and that breakdowns in internal controls can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Form 10-KSB.


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

                          PREMIER ALLIANCE GROUP, INC.


Date:    July  28, 2008   By:      /s/ Mark S. Elliott
                                   --------------------------------------------
                                   Mark S. Elliott, President


In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Date:    July  28, 2008   By:      /s/ Mark S. Elliott
                                   --------------------------------------------
                                   Mark S. Elliott, President

Date:    July 28, 2008    By:      /s/ Kevin J. Hasenfus
                                   -----------------------------------
                                   Kevin J. Hasenfus, Director

Date:    July 28, 2008    By:      /s/ Robert N. Yearwood
                                   -----------------------------------
                                   Robert N. Yearwood, Director

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

                                      (F11)

NOTE 3 - PROPERTY AND EQUIPMENT:

     The principal categories and estimated useful lives of property and equipment are as follows:

                                                     Estimated

                                                    Useful Lives

     Office equipment                $   284,464         5 years
     Furniture and fixtures               61,962         7 years
     Computer software                    17,100         3 years
                                      ----------
                                         363,526

     Less: accumulated depreciation     (342,932)

                                     $    20,594
                                      ==========

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

NOTE 7 - ACCRUED EXPENSES:

     Accrued expenses consisted of the following at December 31, 2007:

     Accrued payroll                                 $   214,911
     Accrued vacation                                     52,613
     Other accrued liabilities                            44,023
                                                      ----------

                                                     $   311,547
                                                      ==========

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

     The future minimum payments under non-cancellable operating leases and non-cancellable contracts with initial remaining terms in excess of one year (including the related party lease), as of December 31, 2007, are as follows:

                                                 Required

           Year Ending December 31,              Payments
                                                ----------
                     2008                      $   207,250
                     2009                          123,046
                     2010                           12,180
                     2011                           12,180
                     2012                              -
                  Thereafter                           -
                                                ----------
                                               $   354,656
                                                ==========


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