Form 10-Q
period 2008-06-30
PREMIER ALLIANCE GROUP, INC.
filed 2008-08-14
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                                to

Commission File Number: 000-50502

PREMIER ALLIANCE GROUP, INC
(Exact Name of registrant as Specified in Its Charter)

Nevada	20-0443575
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4521 Sharon Road
Suite 300
Charlotte, North Carolina 28211
(Address of principal executive offices)

(704) 521-8077
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                                                                Accelerated filer [ ]

Non-accelerated filer   [ ]                                                                Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 5,867,945 shares of common stock were outstanding as of August 07, 2008.

                      PREMIER ALLIANCE GROUP, INC.
                            BALANCE SHEETS

                                                    (Unaudited)
                                                     June 30,    December 31,
                                                       2008           2007
                                                   ------------  -------------
                ASSETS

CURRENT ASSETS:
  Cash                                             $   129,537    $   104,551
  Accounts receivable                                1,258,854        931,649
  Marketable securities                                  9,465         12,380
  Deferred income taxes                                 33,000         24,000
  Prepaid expenses                                      10,997         38,602
                                                   ------------  -------------

    Total current assets                             1,441,853      1,111,182
                                                   ------------  -------------

PROPERTY AND EQUIPMENT - at cost less
  accumulated depreciation                              15,367         20,594

OTHER ASSETS:
  Goodwill                                           2,231,284      2,231,284
  Investment in equity-method investee                 206,423        211,110
  Investment in cost-method investee                   100,000        100,000
  Cash surrender value of officers' life insurance     498,844        570,545
  Deferred income taxes                                 18,000         17,000
  Deposits and other assets                              4,000          4,000
                                                   ------------  -------------
                                                     3,058,551      3,133,939
                                                   ------------  -------------

                                                   $ 4,515,771    $ 4,265,715
                                                   ============  =============

See Notes to Financial Statements

                                                                                  PREMIER ALLIANCE GROUP, INC.
                                                                                            BALANCE SHEETS
                                                   (Unaudited)
                                                    June 30,     December 31,
                                                      2008           2007
                    -----------    ------------
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                    $   765,078    $   485,078
  Accounts payable                                    267,278        288,623
  Accrued expenses                                    351,268        311,547
  Income taxes payable                                 18,967          4,472
                                                  -----------    -----------

    Total current liabilities                       1,402,591      1,089,720

COMMITMENTS AND CONTINGENCIES                             -              -

STOCKHOLDERS' EQUITY:
  Class A convertible preferred stock, $.001
    par value, 5,000,000 shares authorized,
    560,746 shares issued and outstanding                 561            561
  Common stock, $.001 par value, 45,000,000
    shares authorized, 5,867,945 shares
    issued and outstanding                              5,868          5,868
  Additional paid-in capital                        3,289,339      3,238,639
  Accumulated deficit                                (182,588)       (69,073)
                                                  -----------    -----------

                                                    3,113,180      3,175,995
                                                  -----------    -----------

                                                  $ 4,515,771    $ 4,265,715
                                                  ===========    ===========
See Notes to Financial Statements

                                        PREMIER ALLIANCE GROUP, INC.
                                         STATEMENTS OF OPERATIONS
                            THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                                (Unaudited)

                                         Three months      Three months      Six months       Six months
                                             ended             ended            ended            ended
                                         June 30, 2008     June 30, 2007    June 30, 2008    June 30, 2007
                                        --------------    --------------   --------------   --------------
NET REVENUE                             $    2,311,641    $    1,854,801   $    4,379,822   $    3,672,056
                                        --------------    --------------   --------------   --------------
OPERATING EXPENSES:
  Cost of revenues                           1,631,614         1,335,562        3,182,177        2,637,303
  Selling, general and administrative          634,955           538,550        1,200,277        1,059,635
  Depreciation                                   3,711             3,990            7,070            5,876
                                        --------------    --------------   --------------   --------------
   Total operating expenses                  2,270,280         1,878,102        4,389,524        3,702,814
                                        --------------    --------------   --------------   --------------
INCOME (LOSS) FROM OPERATIONS                   41,361           (23,301)          (9,702)         (30,758)
                                        --------------    --------------   --------------   --------------
OTHER (EXPENSE) INCOME:
  Interest expense, net                         (8,228)          (11,344)         (17,993)         (21,727)
  Gain (loss) on marketable securities           1,390            (2,380)          (2,915)           4,465
  Officers' life insurance                      (6,104)           35,166          (71,702)          58,758
  Equity in net (loss) of
   equity-method investee                       (1,963)           (6,300)          (4,687)         (10,831)
  Other income                                   2,929             2,406            2,929            2,406
                                        --------------    --------------   --------------   --------------
   Total other (expense) income                (11,976)           17,548          (94,368)          33,071
                                        --------------    --------------   --------------   --------------
NET INCOME (LOSS) BEFORE INCOME TAXES           29,385            (5,753)        (104,070)           2,313
INCOME TAX (EXPENSE) BENEFIT                   (33,676)           11,900           (9,445)          16,537
                                        --------------    --------------   --------------   --------------
NET (LOSS) INCOME                               (4,291)            6,147         (113,515)          18,850
PREFERRED STOCK DIVIDENDS EARNED                   -             (43,400)             -            (43,400)
                                        --------------    --------------   --------------   --------------
NET LOSS AVAILABLE TO COMMON
  STOCKHOLDERS                          $       (4,291)   $      (37,253)  $     (113,515)  $      (24,550)
                                        ==============    ==============   ==============   ==============
Net (loss) income  per share, basic
  and diluted                           $        (0.00)   $        (0.01)  $        (0.02)  $        (0.00)
                                        ==============    ==============   ==============   ==============
Weighted average number of shares,
  basic and diluted                          5,867,945         5,867,945        5,867,945        5,850,127
                                        ==============    ==============   ==============   ==============
See Notes to Financial Statements

                             PREMIER ALLIANCE GROUP, INC.
                              STATEMENTS OF CASH FLOWS
                       SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                    (Unaudited)

                                                      2008           2007
                                                    ----------     ---------
Cash flows from operating activities:
  Net (loss) income                                 $(113,515)      $ 18,850
  Adjustments to reconcile net (loss) income
    to net cash provided by operating activities:
      Depreciation                                      7,070          5,876
      Decrease (increase) of cash surrender value
        of officers' life insurance                    71,702        (58,758)
      Deferred income taxes                           (10,000)        (5,000)
      Stock option expense                             50,700            -
      Equity in loss of equity-method investee          4,687         10,831
    Changes in operating assets and liabilities:
      Increase in accounts receivable                (327,206)      (342,787)
      Decrease (increase) in marketable securities      2,915         (4,465)
      Decrease in prepaid expenses                     27,606         43,334
      Increase in deposits and other assets               -              479
      Increase in accounts payable                     97,733         94,211
      Increase in accrued expenses                     39,720         34,303
      Increase (decrease) in income taxes payable      14,495        (11,537)
                                                     --------       --------
    Net cash used in operating activities            (134,093)      (214,663)
                                                     --------       --------

Cash flows from investing activities:
  Purchases of property and equipment                  (1,843)        (1,421)
                                                     --------       --------
    Net cash used in investing activities              (1,843)        (1,421)
                                                     --------       --------

Cash flows from financing activities:
  Proceeds from line of credit                        280,000        255,000
                                                     --------       --------
    Net cash provided by financing activities         280,000        255,000
                                                     --------       --------

Net increase in cash                                  144,065         38,916

Cash - beginning of period                            (14,528)        49,439
                                                     --------       --------

Cash - end of period                                 $129,537       $ 88,355
                                                     ========       ========

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

Note 3 – Cash and Cash Equivalents:

Cash equivalents consist of all highly liquid investments with an original maturity of three months or less.  As a result of the Company's cash management system, checks issued but not presented to the banks for payment may create negative book cash balances.  Such negative balances are included in trade accounts payable.

Note 4 – Stock Options:

In May 2008, the Company adopted a stock incentive plan, entitled the 2008 Stock Incentive Plan, authorizing the Company to grant stock options of up to 10,000,000 common shares for employees and key consultants.

On May 16, 2008, 600,000 non-statutory stock options were granted to three officers and directors.  The options have an exercise price of $0.75 per share and expire on May 16, 2018.  The Company accounted for the issuance of the options in accordance with SFAS 123(R) "Share Based Payment" that requires the recognition of compensation expense in the financial statements based on the grant date fair value of the options.  The estimated fair value of the options of $50,700 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 4.57 percent, an estimated volatility of 5.32 percent and no dividend yield.

Item 2. Management’s Discussion and Analysis or Plan of Operation

This quarterly report on Form 10-Q may include “forward-looking statements” within the meaning of section 27(a) of the Securities Act of 1933 and section 21(e) of the Securities Exchange Act of 1934. We intend all forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, and the outcome of any contingencies constitute forward-looking statements. All forward-looking statements are subject to risks and uncertainties, including without limitation those described in “Risk Factors” in our annual report on Form 10-KSB, that could cause actual results to differ materially from described in or implied by any forward-looking statements.

The following discussion should be read in conjunction with our financial statements and the related notes included in this Form 10-Q.

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

Results of Operations

Net revenue for the three months ended June 30, 2008, was $2,311,000, an increase of 24.5%, compared to $1,855,000 for the same period in 2007.  For the 2008 year-to-date period, revenue was $4,380,000 compared to $3,672,000 for the 2007 year-to-date period, an increase of 19.2%.  We attribute this increase to effective execution of a strategic focus on project management and business consulting services which have resulted in increased business volume.

Cost of revenues, defined as all costs for billable staff, were $1,631,000 or 70.6% of revenue for the three months ended June 30, 2008, as compared to $1,336,000 or 72.0% of revenue for the same period in 2007. For the 2008 year-to-date period costs were 72.7% of revenue and for the 2007 year-to-date period, costs were 71.8% of revenue.

General and administrative (G&A) expenses were $638,000 or 27.6% of revenue for the three months ended in June 30, 2008, as compared to $543,000 or 29.3% for the same period in 2007. For the 2008 year-to-date period, it was 27.6% as compared to 29% for the 2007 year-to-date period mostly reflecting the increase in revenue. G&A expenses were comparable as increases in various items like rent, overhead wages, travel, recruiting, and professional services (accounting) were offset by decreases in professional services (legal, consulting), meals and entertainment, and business insurance.

Operating income for the three months ended in June 30, 2008, was $41,000 as compared to a loss of $23,000 for the same period in 2007.  For 2008, the Operating income included a non cash charge of $50,700 for stock option grants, detailed in Part II item 5 below.  For the 2008 year-to-date period, the operating loss was $9,700 compared to an operating loss of $31,000 for the 2007 year-to-date period.

Other income and expense, net, consisted of loss of $12,000 for the three months ended in June 30, 2008, compared to income of $17,000 for the same period in 2007.  For the 2008 year-to-date period, the loss was $94,000 compared to income of $33,000 for the 2007 year-to-date period.  The loss in 2008 is mostly attributable to a net decrease in cash surrender value over premiums of variable executive life insurance (due to market fluctuation).

The effective income tax expense for the first six months of 2008 is 9% compared to an effective income tax benefit of 715% for the same period in 2007. The change in rate is a direct result of permanent differences of officer’s life insurance and the non-cash charge for stock option grants.

Net loss for the three months ended in June 30, 2008, was 4,300 or ($.01) per diluted share, compared with net income of $6,100 for the same period in 2007, or ($.01) per diluted share. For the 2008 year-to-date period, net loss was $114,000 compared to net income of $19,000 for the 2007 year-to-date period.

Dividend

No Dividend has been declared as of June 30, 2008.

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

We assess the likelihood that we will be able to recover deferred tax assets. If recovery is unlikely, we must increase the provision for taxes by recording a valuation allowance against the estimated deferred tax assets that will not ultimately be recoverable. As of June 30, 2008, we believed that all of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is unlikely.

Financial Condition and Liquidity

As of June 30, 2008, we had cash and cash equivalents of $129,537, representing an increase of $41,182 from June 30, 2007. Net working capital at June 30, 2008, was $39,262, as compared to ($24,000) on June 30, 2007. Current assets at June 30, 2007, were $1,442,000.  We had no long-term debt.  Shareholders’ equity as of June 30, 2008, was $3,113,000, which represented 69% of total assets.

During the six months ended June 30, 2008, the net cash used by operating activities was $134,000 and was primarily a result of an increase in accounts receivable of $327,000 offset by an increase in stock option expense of $50,700, accounts payable of $98,000, accrued expenses of $40,000 and decreases in cash surrender value of officers’ life insurance of $71,000, and prepaid expenses of $27,000.

Cash flows from investing activities used $1,800.

Financing activities provided $280,000 of cash for the six months ended June 30, 2008. Of that increase, $280,000 was due to borrowings on our revolving line of credit. We borrow or repay this revolving debt as needed based upon our working capital obligations. We believe that internally generated funds, current cash on hand, and available borrowings under our revolving credit line will be adequate to meet foreseeable liquidity needs.

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

Off-Balance-Sheet Arrangements

The Class A Preferred Stock accrues 8 % per annum dividends on a stated “dividend value”.  “Dividend value” is the amount equal to $0.98 per share for each share of Class A Preferred Stock outstanding.  The dividends began accruing June 1, 2004, and are cumulative.  Dividends are payable annually in arrears.  During 2007, the Company declared and paid dividends of $43,400 ($.07 per preferred share).  At June 30, 2008, no additional dividends have accrued on these shares respectively.

As of June 30, 2008, a total of 56,852 shares of Class A Preferred Stock have been converted to 56,852 shares of Common Stock per a shareholder voluntary conversion option as indicated in the Private Offering Memorandum executed on June 7, 2004.  None have been converted during the three months ended as of June 30, 2008.

As of June 30, 2008, and during the prior three months then ended, there were no other transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings and investment market fluctuation impact on long term assets.  Management believes that interest rate fluctuations will not have a material impact on Premier’s results of operations.  Market fluctuation provides investment gain or loss on variable life insurance policies (managed by Metropolitan Life Insurance).  The plans are long term assets which contribute to the financial stability of the company and can impact funding and loan capability.

Interest Rate Risks

At June 30, 2008, the Company had an outstanding balance of $765,078 under its revolving credit agreement. Interest on borrowings under the facilities is based on the daily LIBOR rate plus a 3% margin.  Daily average borrowings for the 2008 second quarter were $657,703.

Market fluctuation impact on assets

For the Six months ending June 30, 2008, the valuation of the Variable Life Insurance policies had an investment loss of $71,701.

Equity Market Risks

The trading price of our common stock has been and is likely to continue to be volatile and could be subject to wide fluctuations. Such fluctuations could impact our decision or ability to utilize the equity markets as a potential source of our funding needs in the future.

Item 4T. Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the" Exchange Act"), the Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report in reaching a reasonable level of assurance that the information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.  Based upon that evaluation, the CEO and Principal Financial Officer concluded that the Company's disclosure controls and procedures continued to be ineffective as of the end of the period covered by this report.

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there were no other changes during the quarter ended June 30, 2008.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

The annual meeting of shareholders was held on May 19, 2008, at the Company’s Headquarters, 4521 Sharon Road, Charlotte, North Carolina.  The matters voted on and the results of the vote were as follows:

a)
Mark Elliott, Kevin Hasenfus, Gregory Morris, and Robert Yearwood were elected to serve as the Company’s directors until the 2009 Annual Meeting of Stockholders and until their respective successors are elected. The results of the vote were as follows:

Name of Nominee	For	Withheld
Mark Elliott	5,715,694	2
Kevin Hasenfus	5,715,694	2
Gregory Morris	5,715,695	1
Robert Yearwood	5,715,694	2

b)
The appointment of Scharf Pera & Co. PLLC as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008, was approved. The results of the vote were as follows:

For	Against	Abstain
5,715,696	0	0

Item 5. Other Information

Stock Option Plan – On May 15, 2008, the Company’s Board of Directors approved the 2008 Stock Incentive Plan (the “Plan”).  The Company will seek shareholder approval of the Plan at its next annual meeting of shareholders.  The Company has reserved 10,000,000 shares of its common stock for issuance under the Plan. The purpose of the Plan is to enable the Company to encourage key employees and others to contribute to the success of the Company by granting them incentive stock options (“ISO”), non-statutory stock options ("NSO"), or restricted stock awards (“RSW”).   The Plan will be administered by the Board of Directors or a committee appointed by the Board of Directors, which will determine, in its discretion, among other things, the recipients of grants, the number of shares underlying the grant, and whether a grant will consist of ISO’s, NSO’s, RSW’s, or a combination thereof.

On May 16, 2008, the Board granted an aggregate of 600,000 NSO’s under the Plan to each of the Company’s executive officers, Mark Elliott (200,000), Kevin J. Hasenfus (200,000), and Robert N. Yearwood (200,000).  The options are exercisable at $0.75, and expire in 2018.  No other options were outstanding as of June 30, 2008.

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
Mark S. Elliott
President (Chief Executive Officer
and Acting Chief Financial Officer)