Form 10KSB/A
period 2007-12-31
PREMIER ALLIANCE GROUP, INC.
filed 2008-08-18
CIK 1272550

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A

                                   Amendment 2



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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No /X/

Check of there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB   /X/

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

                          PREMIER ALLIANCE GROUP, INC.

             FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007



                                TABLE OF CONTENTS





            PART I
                                                                      Page
Item 1.     DESCRIPTION OF BUSINESS                                    1
Item 2.     DESCRIPTION OF PROPERTY                                    7
Item 3.     LEGAL PROCEEDINGS                                          7
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        7

            PART II

Item 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS      7
            AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  7
Item 7.     FINANCIAL STATEMENTS                                       13
Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON           13
            ACCOUNTING AND FINANCIAL DISCLOSURE

Item 8A.    CONTROLS AND PROCEDURES                                    13
Item 8B.    OTHER INFORMATION                                          15

             PART III

Item 9       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT        16
Item 10      EXECUTIVE COMPENSATION                                    16
Item 11      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND       16
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            16
Item 13      EXHIBITS, LIST AND REPORTS ON FORM 8-K                    17
Item 14      PRINCIPAL ACCOUNTANT FEES AND SERVICES                    17
SIGNATURES                                                             18
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

The demand for technology services in general has significantly decreased as many customers seek technology services similar to ours from overseas or foreign competitors. This "outsourcing" of technology services allow these companies to gain savings via cheaper labor as well as to increase the technology resource pool they can draw from. If we cannot replace this revenue stream, we may not be able to compete and our profitability and future operations will be negatively impacted.

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

The following table represents the company's most liquid assets:

                                               2007                  2006
                                               ----                  ----
Cash and cash equivalents                     104,551                49,439
Marketable securities                               0                     0
Officers life insurance cash surrender value  570,545               549,835
Investment in cost method investee            100,000               100,000
                                              -------               -------
                                              775,096               699,274
                                       10

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


         As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2007.




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

The Company has in place controls for financial process and reporting that encompass the following: (a) use of an automated financial system with built in controls and balance points, (b) fully documented compliance and audit processes for the operations team, (c) segregation of duties, (d) daily and monthly reconciliation/balance and audit points, (e) established review points with external accounting / auditors and SEC counsel, (f) review points by management for all unique or key financial transactions/activity, and (g) a Code of Ethics guiding activity of all employees.

Despite these controls, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies, like us, face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that as of December 31, 2007 our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles

Independent Board of Directors or Audit Committee

         As of December 31, 2007, we did not have an independent director on our board of directors or a separate audit committee to oversee our internal control over financial reporting. As a result, our board of directors lacked independent oversight of internal controls previously instituted. The Company has since added one independent director as of June 2008 who qualifies as an "audit committee financial expert," within the meaning of that phrase under applicable regulations of the Securities and Exchange Commission. The Company intends to continue to add additional independent board members over time.

Internal counsel and auditors

         We do not have internal counsel and auditors, therefore we utilize outside firms to review and contribute to required filings. This does not always allow for timely and thorough review or communication, especially as it relates to routine and non-routine changes in federal and state law. Management is reviewing whether to use an outside accounting consultant to compensate for this weakness in communication and review. Regardless, in addition to the controls already in place, the Company intends to vigorously review future financial reporting obligations in the context of non-routine and non-systematic transactions.


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING


During the fiscal quarter ended December 31, 2007, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                          PREMIER ALLIANCE GROUP, INC.



Date:    August  15, 2008        By: /s/ Mark S. Elliott
                                     ------------------------------------------

                                     Mark S. Elliott, President


In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



Date:    August  15, 2008        By:      /s/ Mark S. Elliott
                                          -------------------------------------

                                          Mark S. Elliott, President



Date:    August 15, 2008         By:      /s/ Kevin J. Hasenfus
                                          -------------------------------------

                                          Kevin J. Hasenfus, Director



Date:    August 15, 2008         By:      /s/ Robert N. Yearwood
                                          -------------------------------------

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



                                                  Scharf Pera & Co., PLLC





March 17, 2008
Charlotte, North Carolina

                                      (F1)

                                PREMIER ALLIANCE GROUP, INC.
                                       BALANCE SHEET
                                     DECEMBER 31, 2007



                                          ASSETS
CURRENT ASSETS:
  Cash                                        $ 104,551
  Accounts receivable                           931,649
  Marketable securities                          12,380
  Deferred tax asset - current portion           24,000
  Prepaid expenses and
  other current assets                           38,602
                                               --------

       Total current assets                                        $ 1,111,182

PROPERTY AND EQUIPMENT - at
  cost less accumulated depreciation                                    20,594

OTHER ASSETS:
  Goodwill                                    2,231,284
  Investment in equity-method investee          211,110
  Investment in cost-method investee            100,000
  Cash surrender value of officers'
  life insurance                                570,545
  Deferred tax asset                             17,000
  Deposits and other assets                       4,000
                                              ---------

                                                                     3,133,939

                                                                   $ 4,265,715
                                                                   ===========


                        See Notes to Financial Statements


                                      (F2)

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable                                  $ 485,078
  Accounts payable                                288,623
  Accrued expenses                                311,547
  Income taxes payable                              4,472
                                                ---------
      Total current liabilities                                    $ 1,089,720


COMMITMENTS AND CONTINGENCIES                                                -

STOCKHOLDERS' EQUITY:
  Class A convertible preferred stock,
   liquidation preference of $0.05 per
   share, $.001 par value, 5,000,000 shares
   authorized, 560,746 shares issued
   and outstanding                                  561
  Common stock, $.001 par value, 45,000,000
   shares authorized, 5,867,945 shares
   issued and outstanding                         5,868
  Additional paid-in capital                  3,238,639
  Accumulated deficit                           (69,073)
                                             ----------
                                                                     3,175,995
                                                                   -----------
                                                                   $ 4,265,715
                                                                   ===========


                        See Notes to Financial Statements





                                      (F3)

                          PREMIER ALLIANCE GROUP, INC.
                            STATEMENTS OF OPERATIONS
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
                                            ===========           ===========









                        See Notes to Financial Statements

                                      (F4)

                          PREMIER ALLIANCE GROUP, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


                                                                                              Retained
                                     Class A                                   Additional     Earnings         Total
                                 Preferred Stock            Common Stock        Paid-In     (Accumulated   Stockholders'
                               Shares     Amount         Shares      Amount     Capital       Deficit)        Equity
                              --------   --------      ---------   --------   ------------   -----------    -----------
Balance at
  December 31, 2005            617,598      $ 618      5,811,093    $ 5,811     $3,238,639    $ (121,184)    $3,123,884

Net income                                                                                        74,451         74,451
Dividends on Class A
preferred stock                                                                                  (47,800)       (47,800)
                              --------   --------      ---------   --------     ----------     ---------     ----------

Balance at
  December 31, 2006            617,598        618      5,811,093      5,811      3,238,639       (94,533)     3,150,535
Preferred stock conversion     (56,852)       (57)        56,852         57                                           -
Net income                                                                                        68,860         68,860
Dividends on Class A
preferred stock                                                                                  (43,400)       (43,400)
                              --------   --------      ---------   --------      ----------     ---------     ----------
Balance at
  December 31, 2007            560,746      $ 561     5,867,945     $ 5,868      $3,238,639     $ (69,073)    $3,175,995
                              ========   ========     =========     =======      ==========     =========     ==========




                        See Notes to Financial Statements

                                      (F5)

                          PREMIER ALLIANCE GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


                                                        2007          2006
                                                      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $ 68,860      $ 74,451
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation expense                               13,845        18,524
     Increase in cash surrender value of
       officers' life insurance                        (20,710)     (131,255)
     Increase in net deferred tax assets               (13,000)      (88,000)
     Equity in loss of equity-method investee           21,285         2,907
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable       (206,951)      303,882
     (Increase) decrease in marketable securities         (645)        3,350
     Decrease (increase) in prepaid expenses            10,189       (17,218)
     Decrease in deposits and other assets                 225           275
     Increase (decrease) in accounts payable           166,932      (156,499)
     Increase (decrease) in accrued expenses            37,957      (100,222)
     Decrease in income taxes payable                   (7,065)       (6,413)
                                                     ---------      --------
  Net cash provided by (used in)
    operating activities                                70,922       (96,218)
                                                     ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                   (1,410)       (7,787)
                                                     ---------      --------

    Net cash used in investing activities               (1,410)       (7,787)
                                                     ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                       (43,400)      (47,800)
  Proceeds from line of credit                          29,000       151,000
                                                     ---------      --------
    Net cash (used in) provided by
      financing activities                             (14,400)      103,200
                                                     ---------      --------

Net increase (decrease) in cash                         55,112          (805)

Cash - beginning of year                                49,439        50,244
                                                     ---------      --------

Cash - end of year                                   $ 104,551      $ 49,439
                                                     =========      ========



                        See Notes to Financial Statements

                                      (F6)

                          PREMIER ALLIANCE GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2007 AND 2006
                                   (continued)



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                         2007                 2006
                                      --------             ---------

Cash payments for:
  Interest                            $ 48,933             $  37,097
                                      ========             =========

  Income taxes                        $ 13,710             $ 130,775
                                      ========             =========


Cash received for:
  Interest                             $ 2,995               $ 3,750
                                      ========             =========


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





                                      (F11)

Note 3 - Property and Equipment:


     The principal categories and estimated useful lives of property and equipment are as follows:

                                                      Estimated
                                                     Useful Lives
                                                    -------------

     Office equipment                $   284,464         5 years
     Furniture and fixtures               61,962         7 years
     Computer software                    17,100         3 years
                                     -----------
                                         363,526
     Less: accumulated depreciation     (342,932)
                                     -----------
                                     $    20,594
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


Note 7 - Accrued Expenses:


     Accrued expenses consisted of the following at December 31, 2007:

     Accrued payroll                                 $   214,911
     Accrued vacation                                     52,613
     Other accrued liabilities                            44,023
                                                     -----------

                                                     $   311,547
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
                                          ==========       ==========

     The Company provides for income taxes using the liability method in accordance with FASB SFAS No. 109 "Accounting for Income Taxes". Deferred income taxes arise from the differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at December 31, 2007:

                                                     2007

       Deferred income tax assets:
         Accrued compensation                    $    16,000
         Trading securities                            8,000
         Intangible assets                            10,000
         Investment in equity method investee         15,000
                                                 ------------
                                                      49,000

       Less: Valuation allowance                         -
                                                 -----------
       Deferred income tax
         assets                                  $    49,000
                                                 ===========

       Deferred income tax
         liabilities:
           Property and equipment                $    (8,000)
                                                 -----------

       Total deferred tax liabilities            $    (8,000)
                                                 ===========

       Net deferred income tax assets:
         Current                                 $    24,000
         Noncurrent                                   17,000
                                                 -----------
                                                 $    41,000
                                                 ===========


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