Form 10-Q
period 2008-09-30
PREMIER ALLIANCE GROUP, INC.
filed 2008-11-13
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or

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
[ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 5,867,945 shares of common stock were outstanding as of August 05, 2008.

PART I
FINANCIAL INFORMATION

Item 1. Condensed Financial Statements
PREMIER ALLIANCE GROUP, INC.
BALANCE SHEETS

	(Unaudited)
	September 30	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash	$190	$104,551
Accounts receivable	1,165,990	931,649
Marketable securities	14,075	12,380
Deferred income taxes	30,000	24,000
Prepaid expenses	55,884	38,602

Total current assets	1,266,139	1,111,182

PROPERTY AND EQUIPMENT - at cost less
accumulated depreciation	13,084	20,594

OTHER ASSETS:
Goodwill	2,231,284	2,231,284
Investment in equity-method investee	204,496	211,110
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers’ life insurance	418,613	570,545
Deferred income taxes	19,000	17,000
Deposits and other assets	4,000	4,000

	2,977,393	3,133,939

	$4,256,616$	4,265,715

See Notes to Financial Statements

	(Unaudited)
	September 30,	December 31,
	2008	2007

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable	$449,000	$485,078
Accounts payable	267,075	288,623
Accrued expenses	386,134	311,547
Income taxes payable	53,665	4,472

Total current liabilities	1,155,874	1,089,720

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY:
Class A convertible preferred stock, $.001
par value, 5,000,000 shares authorized,
560,746 shares issued and outstanding	561	561
Common stock, $.001 par value, 45,000,000
shares authorized, 5,867,945 shares
issued and outstanding	5,868	5,868
Additional paid-in capital	3,289,339	3,238,639
Accumulated deficit	(195,026)	(69,073)

	3,100,742	3,175,995

	$4,256,616	$4,265,715

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	Three months	Three months	Nine months	Nine months
	Ended	ended	ended	ended
	Sept 30, 2008	Sept 30, 2007	Sept 30, 2008	Sept 30, 2007

NET REVENUE	$2,395,775	$1,926,740	$6,775,597	$5,598,795
OPERATING EXPENSES:
Cost of revenues	1,717,373	1,380,408	4,899,550	4,017,713
Selling, general and administrative	556,018	485,141	1,756,295	1,544,774
Depreciation	3,720	3,979	10,790	9,855
Total operating expenses	2,277,111	1,869,528	6,666,635	5,572,342
INCOME FROM OPERATIONS	118,664	57,212	108,962	26,453

OTHER (EXPENSE) INCOME:
Interest expense, net	(9,927)	(12,550)	(27,920)	(34,276)
Gain (loss) on marketable securities	4,610	(4,290)	1,695	175
Officers’ life insurance	(80,230)	(10,231)	(151,932)	48,528
Equity in net (loss) of
equity-method investee	(1,927)	(3,125)	(6,614)	(13,956)
Other income	500	885	3,429	3,292
Total other (expense) income	(86,974)	(29,311)	(181,342)	3,763

NET INCOME (LOSS) BEFORE INCOME TAXES	31,690	27,901	(72,380)	30,216
INCOME TAX EXPENSE	(44,128)	(18,097)	(53,573)	(1,560)

NET (LOSS) INCOME	(12,438)	9,804	(125,953)	28,656
PREFERRED STOCK DIVIDENDS EARNED	-	-	-	(43,400)

NET (LOSS) INCOME AVAILABLE TO COMMON
STOCKHOLDERS	$(12,438)	$9,804	$(125,953)	$(14,744)
Net (loss) income per share, basic
and diluted	$(0.00)	$0.00	$(0.02)	$(0.00)
Weighted average number of shares,
basic and diluted	5,867,945	5,867,945	5,867,945	5,856,132

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net (loss) income	$(125,953)	$28,656
Adjustments to reconcile net (loss) income
to net cash provided by operating activities:
Depreciation	10,790	9,855
Decrease (increase) of cash surrender value
of officers’ life insurance	151,932	(48,528)
Deferred income taxes	(8,000)	(10,000)
Stock option expense	50,700	-
Equity in loss of equity-method investee	6,614	13,956
Changes in operating assets and liabilities:
Increase in accounts receivable	(234,341)	(272,176)
Increase in marketable securities	(1,695)	(175)
Decrease in prepaid expenses	(17,282)	(4,305)
Increase in deposits and other assets	-	175
Increase in accounts payable	97,351	199,117
Increase in accrued expenses	74,767	43,414
Increase in income taxes payable	49,193	11,439
Net cash provided by (used in)
operating activities	54,076	(28,572)

Cash flows from investing activities:
Purchases of property and equipment	(3,281)	(1,421)
Net cash used in investing activities	(3,281)	(1,421)

Cash flows from financing activities:
Preferred stock dividends	-	(43,400)
Proceeds from line of credit	(36,078)	128,000
Net cash (used in) provided by
financing activities	(36,078)	84,600

Net increase in cash	14,717	54,607

Cash - beginning of period	(14,528)	49,439

Cash - end of period	$189	$104,046

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

Operations

Our business consists of providing professional business consulting and information technology services to our clients. Our services typically encompass the technology business-solution software development life cycle, which is integrated in almost all key business initiatives.  The business-solution software development life cycle references industry standard steps typically followed in developing or creating software (the blueprint methodology), including phases for planning, developing, implementing, managing, and ultimately maintaining, the technology solution. It is this process that creates quality business process and software while minimizing issues for customers.  A typical customer is an organization with complex business, information and data-processing requirements.  We promote our services through our two delivery channels, Professional Services and IT Solutions divisions.  These divisions operate as one from an accounting and overall management perspective, however they are differentiated from a branding, marketing and customer presentation perspective only.  Management reviews and oversees the divisions as one combined entity, utilizes resources across both areas, and makes operational assessments and plans together.  In light of this, Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131 “Business segments” does not require separate financial reporting and the 2 channels are consolidated in all financial report presentations.

•
Professional Services Division—This division provides consulting services across a broad range of skills and expertise including: project management, business consulting, compliance and regulatory services, mergers and acquisition expertise, etc. This division assists our customers by providing skilled business and technical expertise to help lead and train our customers, and it can provide the manpower necessary to supplement project based efforts. In most cases our work is on a time–and-materials basis. Because of the type of expertise and the complexity of technology, customers typically commit to long-term contracts that are typically a minimum of 9 months in which our staff work on site at client facilities under the daily direction of the client management.  It is very common that we obtain contract extensions with our clients for our consulting resources.

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

Results of Operations

Net revenue for the three months ended September 30, 2008, was $2,396,000, an increase of 24.3%, compared to $1,927,000 for the same period in 2007.  For the 2008 year-to-date period, revenue was $6,775,000 compared to $5,599,000 for the 2007 year-to-date period, an increase of 21%.  We attribute this increase to a strategic focus on project management and business consulting services which have resulted in increased business volume.

Cost of revenues, defined as all costs for billable staff, were $1,717,000 or 71.7% of revenue for the three months ended September 30, 2008, as compared to $1,380,000 or 71.6% of revenue for the same period in 2007. For the 2008 year-to-date period costs were 72.3% of revenue and for the 2007 year-to-date period, costs were 71.8% of revenue.

General and administrative (G&A) expenses were $560,000 or 23.4% of revenue for the three months ended in September 30, 2008, as compared to $489,000 or 25.4% for the same period in 2007. For the 2008 year-to-date period, it was 26.1% as compared to 27.8% for the 2007 year-to-date period.  Most of the key G&A expense items including rent, professional services (legal, accounting, consulting), telecommunication, business insurance, benefits, and travel were  managed effectively and increases were offset by decreases in these categories.  The overall increased expense in G&A was attributed to 2 items: recording of a non cash charge for stock options and an increase in overhead wages as sales and recruiting teams were increased as part of the business strategy.

Operating income for the three months ended in September 30, 2008, was $118,000 as compared to income of $57,000 for the same period in 2007.  For 2008, the Operating income included a non cash charge of $50,700 for stock option grants, detailed in Part II item 5 below.  For the 2008 year-to-date period, the operating income was $109,000 compared to income of $26,000 for the 2007 year-to-date period.

Other income and expense, net, consisted of a loss of $87,000 for the three months ended in September 30, 2008, compared to a loss of $29,000 for the same period in 2007.  For the 2008 year-to-date period, the loss was $181,000 compared to income of $4,000 for the 2007 year-to-date period.  The loss in 2008 is mostly attributable to a net decrease in cash surrender value over premiums of variable executive life insurance (due to market fluctuation).

The effective income tax expense for the first nine months of 2008 is 74% compared to an effective income tax benefit of 5.16% for the same period in 2007. The change in rate is a direct result of permanent differences of officer’s life insurance and the non-cash charge for stock option grants.

Net loss for the three months ended in September 30, 2008, was $12,438 or ($.00) per diluted share, compared with net income of $9,800 for the same period in 2007, or ($.00) per diluted share. For the 2008 year-to-date period, net loss was $126,000 compared to net income of $29,000 for the 2007 year-to-date period.

Dividend

No Dividend has been declared as of September 30, 2008.

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

We assess the likelihood that we will be able to recover deferred tax assets. If recovery is unlikely, we must increase the provision for taxes by recording a valuation allowance against the estimated deferred tax assets that will not ultimately be recoverable. As of September 30, 2008, we believed that all of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is unlikely.

Financial Condition and Liquidity

As of September 30, 2008, we had cash and cash equivalents of $189, representing a decrease of $104,000 from September 30, 2007. Net working capital at September 30, 2008, was $110,265, as compared to ($42,000) on September 30, 2007. Current assets at September 30, 2008, were $1,266,139.  We had no long-term debt.  Shareholders’ equity as of September 30, 2008, was $3,100,742, which represented 72.8% of total assets.

During the nine months ended September 30, 2008, the net cash provided by operating activities was $54,000 and was primarily a result of an increase of accounts payable of $97,000, accrued expenses of $75,000, stock option expense of $50,700, income tax payable of $49,000 and a decrease in the cash surrender value of officers’ life insurance of $152,000 offset by increase in accounts receivable of $234,000 and decrease in prepaid expenses of $17,000.

Cash flows from investing activities used $3,281.

Financing activities used $36,000 of cash for the nine months ended September 30, 2008. Of that decrease, $36,000 was due to payments on our revolving line of credit. We borrow or repay this revolving debt as needed based upon our working capital obligations. We believe that internally generated funds, current cash on hand, and available borrowings under our revolving credit line will be adequate to meet foreseeable liquidity needs.

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

Many customers working with the computer services industry are reducing the number of primary vendors they use and are instead working with a smaller number of pre-approved vendors. This trend could have a significant impact on the rates we charge and the amount of business we do. We propose to address these issues from three perspectives.

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

Lastly, with the surge in off-shore work, we had to choose to adjust either by providing offshore services or by focusing on that work that is less susceptible to being sent offshore.  Offshore and outsourced efforts are typically focused on the core development (middle phases) of a software development cycle.  By contrast, on-site consulting resources typically handle the early and later phases of the development cycle.  This has greatly increased the focus on the following expertise for onsite work: project management, business analysis, business consulting, compliance and regulatory related work, quality assurance and testing. We believe that we can be more competitive if we focus on providing on-site consulting, and so we have focused our recruiting and sales efforts in these areas.

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

Off-Balance-Sheet Arrangements

The Class A Preferred Stock accrues 8 % per annum dividends on a stated “dividend value”.  “Dividend value” is the amount equal to $0.98 per share for each share of Class A Preferred Stock outstanding.  The dividends began accruing June 1, 2004, and are cumulative.  Dividends are payable annually in arrears.  During 2007, the Company declared and paid dividends of $43,400 ($.07 per preferred share).  At September 30, 2008, no additional dividends have accrued on these shares respectively.

As of September 30, 2008, a total of 56,852 shares of Class A Preferred Stock have been converted to 56,852 shares of Common Stock per a shareholder voluntary conversion option as indicated in the Private Offering Memorandum executed on June 7, 2004.  None have been converted during the three months ended as of September 30, 2008.

As of September 30, 2008, and during the prior three months then ended, there were no other transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings and investment market fluctuation impact on long term assets.  Management believes that interest rate fluctuations will not have a material impact on Premier’s results of operations.  Market fluctuation provides investment gain or loss on variable life insurance policies (managed by Metropolitan Life Insurance).  The policies are long term assets which contribute to the financial stability of the company and can impact funding and loan capability.

Interest Rate Risks

At September 30, 2008, the Company had an outstanding balance of $449,000 under its revolving credit agreement. Interest on borrowings under the facilities are based on the daily LIBOR rate plus a 3% margin.  Daily average borrowings for the 2008 third quarter were $643,688.

Market fluctuation impact on assets

For the Nine months ending September 30, 2008, the valuation of the Variable Life Insurance policies had an investment loss of $151,932.

Equity Market Risks

The trading price of our common stock has been and is likely to continue to be volatile and could be subject to wide fluctuations. Such fluctuations could impact our decision or ability to utilize the equity markets as a potential source of our funding needs in the future.

Item 4T. Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the" Exchange Act"), the Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report in reaching a reasonable level of assurance that the information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.  Based upon that evaluation, the CEO and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2008.

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

On May 16, 2008, the Board granted an aggregate of 600,000 NSO’s under the Plan to each of the Company’s executive officers, Mark Elliott (200,000), Kevin J. Hasenfus (200,000), and Robert N. Yearwood (200,000).  The options are exercisable at $0.75, and expire in 2018.  No other options were outstanding as of September 30, 2008.

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

PREMIER ALLIANCE GROUP, INC.
(Registrant)
DATE: November 13, 2008	By:	/s/ Mark S. Elliott
Mark S. Elliott
President (Chief Executive Officer
and Acting Chief Financial Officer)