Form 10-K
period 2008-12-31
PREMIER ALLIANCE GROUP, INC.
filed 2009-03-30
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

(704) 521-8077
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[ ] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
[ ] Yes   [X] No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

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
[ ] Yes [X] No

State issuer’s revenues for its most recent fiscal year (ended December 31, 2008): $9,038,197

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter was.     N/A

The total number of shares of Common Stock of the Registrant outstanding as of the latest practicable date, March 20, 2009 were 5,867,945.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) within 120 days of the end of the Company’s fiscal year ended December 31, 2008, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the SEC as part of this annual report on Form 10-K.

PREMIER ALLIANCE GROUP, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

GENERAL INFORMATION

Corporate Information

Premier Alliance Group, Inc. was incorporated on January 5, 2000, as Continuum Group C Inc. under the laws of the State of Nevada in accordance with a joint plan of reorganization (the “Plan”) for The Continuum Group, Inc. (“CGI”) in bankruptcy case 95-B-44222 (Chapter 11) in the U.S. Bankruptcy Court, Southern District of New York. The bankruptcy court entered an order on September 15, 1999 approving the Plan.  We, along with three other companies, Continuum Group A Inc., Continuum Group B Inc. and Continuum Group D Inc., were specifically formed as public shells to effect the terms of the Plan (the “Continuum Shells”).

The Plan provided for the formation of the Continuum Shells and (a) the issuance of shares of each of the Continuum Shells’ common stock to Hanover Capital Corporation, which funded the Plan; (b) the issuance of shares of the Continuum Shells’ common stock to holders of CGI’s allowed unsecured claims; and (c) the issuance of shares of Continuum Shells’ common stock to CGI’s pre-bankruptcy stockholders.

Prior to November 5, 2004 and since inception, we had not engaged in any business operations other than organizational activities; and other than issuing shares to our stockholders, we never commenced operational activities.  On that date, we consummated the share exchange agreement dated as of October 12, 2004, among the Company, Premier Alliance Group, Inc., a North Carolina corporation (“North Carolina Premier”), and the shareholders of North Carolina Premier.  As a result, North Carolina Premier became our wholly-owned subsidiary, and we changed our name to Premier Alliance Group, Inc.  Prior to this merger, management operated the Company as a separate organization.  Our financial statements included in this prospectus for periods prior to the merger are those of North Carolina Premier.

On December 16, 2004, we effected a 7:1 reverse split of our outstanding common stock resulting in 5,811,093 common shares outstanding.  All share and per share amounts in this prospectus are restated retroactively for the split.

As part of this transaction, we issued 5,811,093 shares of our common stock and 617,598 shares of our Class A convertible preferred stock to the shareholders of North Carolina Premier in exchange for all of North Carolina Premier’s outstanding shares of common stock and preferred stock.   The shares of common stock issued to the shareholders of North Carolina Premier constitute approximately 88% of our currently outstanding shares of common stock. The shares of our common stock and Class A preferred stock issued to the shareholders of North Carolina Premier represent approximately 90% of the voting power of our capital stock, on a fully diluted basis.

For accounting purposes, this transaction was accounted for as a reverse merger, since the shareholders of North Carolina Premier now own a majority of the issued and outstanding shares of our common stock and our current directors and executive officers were nominated by North Carolina Premier and were appointed effective the closing of the share exchange.

Overview

From 1995 until it merged with us, North Carolina Premier was a provider of information technology consulting services to businesses, primarily throughout the Southeast. The customer base includes businesses in the education, financial, healthcare, insurance, manufacturing, professional service, retail, textile, transportation, and utility industries, as well as governmental agencies. Upon consummation of our share exchange with the shareholders of North Carolina Premier, we acquired North Carolina Premier’s business by acquiring North Carolina Premier itself; on merging North Carolina Premier into our company, we started conducting that business directly. Throughout the rest of “Description of Business,” the words “us,” “we,” and “our” refer to North Carolina Premier with respect to the period prior to the share exchange and refer to our company with respect to the subsequent period.

Our business consists of providing business consulting services to our customers. Our services began a transformation in 2005 from a pure technology focus to a business consulting focus which can encompass technology impact and effort.  Our consulting team provides deep business knowledge which helps our customers drive key initiatives forward.  Much of our expertise is focused on core areas of business processes used throughout the corporate world including: project management, business analysis, business consulting, and strategic consulting.  Typical initiatives in which we provide expertise include compliance and regulatory, merger and acquisition, and business process reengineering efforts.  With technology being such an integral part of business, many of our consultants possess solid knowledge and experience that encompasses technology and are typically well versed in the IT business-solution software development life cycle.  The IT business-solution software development life cycle refers to industry standard steps typically followed in developing or creating software (the blueprint methodology), including phases for planning, developing, implementing, and managing the solution.

 A typical customer is an organization with complex business processes, large amounts of data to manage, and changing business requirements.  We promote our services through our two delivery channels, Business Consulting and Business Solutions divisions.  These divisions operate as one from an accounting and overall management perspective; however they are differentiated from a marketing and customer presentation perspective only.  Management reviews and oversees the divisions as one combined entity, utilizes resources across both areas, and makes operational assessments and plans together.  In light of this, Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131 “Business segments” does not require separate financial reporting and the two channels are consolidated in all financial report presentations.

Business Consulting Division. This division provides consulting expertise across a broad range of knowledge, skills and expertise. We recruit, retain, manage, and provide to our customers skilled business and technical expertise to help lead and train our customers or supplement their knowledge requirements. In these engagements we typically bill our customers on a time-and-materials basis for all work performed. Because of the expertise involved and the complexity of a typical initiative, customers seeking such services from us typically commit to long-term engagements that are usually a minimum of 9 months in which our consultants work on site at customer facilities under the daily direction of the customer management.  It is very common that we obtain contract extensions with our customers for our consulting resources.

Business Solutions Division. This division handles advanced technologies and solutions and provides expertise in project management, architecture, and project methodology. Its focus is to service customers on a project or deliverable basis. The work can be performed at customer facilities or at our facilities. With this type of work the customer typically enters into a contract with us for a fixed price bid that provides for delivery of a given service or delivery at a stated time. Services provided by this group include helping customers assess their business needs and identifying the right technology solution, helping customers select and implement packaged software, designing, constructing, and testing new systems and integrating them with the customer’s existing technology.  Our core expertise is in creating customized applications or systems that are web enabled and transaction based systems.  Typically the technology is based in the Object Oriented architecture.  Because applications are customized specifically for individual customers (research and development is not a part of our process), we architect a system to meet a specific business need.  In a Solution based contract, we typically have complete control and accountability over the effort and delivery from a day to day perspective by picking resources, managing and directing them.

Summary

Our focus is to provide subject matter expertise through our consulting team in a variety of ways that continue to help our clients navigate the changing business climate they must deal with.   Our approach is built 100% around our people - it is about knowledge, expertise and execution.   We have a focus on building our knowledge practices with talent in core areas we feel offer opportunity: compliance/regulatory, merger and acquisition, and business process reengineering/analysis.  Our recruiting and sales organization work with customers closely - a consultative approach - to understand the business direction, initiatives or issues they are dealing with.  It is our focus to then provide subject matter experts that can bring the expertise and knowledge to the customer to allow for successful efforts.  If, as we expect, we continue to grow and attract specialized expertise in our focused areas of discipline, we will continue to be recognized as a value add partner for existing customers, add new customers, and will identify opportunities to provide additional value add services to our customers.

Our typical customers are Fortune 500 companies (including AIG, Lincoln Financial Group, Duke Power, Bank of America, and Wachovia), and they continually seek expertise and knowledge in areas such as project management, business consulting, and business analysis.

In delivering our services, Premier Alliance Group has 4 key functional areas or groups that ensure delivery:

(a)  Recruiting - sources and identifies the consulting staff we hire;
(b)  Sales - works with our customers in a consultative approach to identify opportunities for our services;
(c)  Operations - provides the day to day support of the consulting staff in the field as well as all back office functions (HR, finance);
(d)  Consultants – these are our knowledge based experts that deliver the service our customers need.

Recruiting
Our success depends on our ability to hire and retain qualified employees. Our recruiting team contacts prospective employment candidates by telephone, through postings on the internet, and by means of our internal recruiting software and databases. For internet postings, we maintain our own web page at www.premieralliance.com and use other internet job-posting bulletin board services as well as professional and social networking sites. We use a sophisticated computer application as our central repository to track applicants’ information, manage skills verification, background checks, etc. and then match them with potential customer opportunities. We only hire candidates after they have gone through a rigorous qualification process involving multiple interviews and repeated screening.

Sales
Our sales team is our primary interface with the customer.  They develop and maintain business relationships by building knowledge on our customers businesses, technical environments and strategic direction.  Our sales team uses the same central repository system as recruiting, this links recruiter information with customer information to manage our process efficiently and effectively.

Operations
Our operations team encompasses several core functions within the company (Human resources and Finance).  Encompassed in HR is our staff management function, this provides primary support and service for our consultants on a daily basis, which is critical.  This support ensures regular interaction and information sharing leading to quality services, better retention, and successful delivery to our client.  Within HR we also have the standard human resource functions (benefit administration, payroll, background processing).  Finance provides all financial processing - billing, AP, AR, and SEC reporting.

Competition
The market for professional services is highly competitive. It is also highly fragmented, with many providers and no single competitor maintaining clear market leadership. Our competition varies by location, type of service provided, and the customer to whom services are provided. Our competitors fall into four categories: large national or international vendors; software vendors and suppliers of packaged software systems; small regional consulting firms, and internal technology staff at our customers and potential customers. As a professional service firm with a focus on providing business expertise and talent our customers can group us with IT staffing firms for procurement purposes.  We believe that to compete successfully, we must differentiate ourselves from the glut of technology “staffing” firms by providing expertise that encompass business and process knowledge first and technology capabilities second.  This approach is truly recognized as providing expertise and value to the customer and can have a very positive impact on our relationship with the customers as well as alter the procurement process we engage with to service our customers.

When servicing our customers today, Premier typically signs master contracts for a one to three year period.  The contracts typically set rules of engagement and can include pricing guidelines.  The contracts manage the relationship and are not indicators of guaranteed work.  Individual contracts are put in place (under the master agreement) for each consultant assigned to the client site and cover logistics of length of contract and bill rate per hour for the particular assignment.  In most cases contracts can be terminated with a notice of 10 to 30 days.

ITEM 1A.                      RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations. If any of these risks or uncertainties actually occurs, the trading price of our common stock could decline and you could lose all or part of your investment.

 Risks Related to Our Business and Industry

A decline in the price of, or demand for, any of our business consulting and solution services, would seriously harm our revenues and operating margins.

Our business consulting and solutions services accounted for substantially all of our revenues in 2008. We anticipate that revenues from our business consulting and solution services will continue to constitute substantially all of our revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, business consulting and solution services would seriously harm our business.

Our revenues depend on a small number of large sales.  If any of these customers decide they will no longer use our services, our revenues will decrease and our financial performance will be severely impacted.

To date, we have received a significant portion of our revenues from large sales to a small number of customers. During 2008, our six largest customers, Wachovia, AIG United Guaranty, Lincoln Financial Group, Mecklenburg County, Bank of America, and Duke Energy together comprised approximately 85% of our total annual revenues.  Our operating results may be harmed if we are not able to complete one or more substantial sales to any large customers or we are unable to collect accounts receivable from any of our large customers in any future period.

Intense competition in our target market could impair our ability to grow and to achieve profitability.  If we do not grow, our competitive ability will be severely restricted, which would decrease our profitability.

Our competitors vary in size and in the scope and breadth of the products and services they offer. Our competitors include CTG, Comsys, North Highland, Accenture, CIBER as well as other national firms and a number of smaller regional firms. Many of our competitors have longer operating histories, substantially greater financial, technical, marketing, or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Increased competition is likely to result in price reductions, reduced gross margins, and loss of market share, any one of which could seriously harm our business.

Our lengthy sales cycle could cause delays in revenue growth, which could make it more difficult to achieve our growth objectives.

The period between our initial contact with a potential customer and that customer’s purchase of our services is often long.  A customer’s decision to purchase our services involves a significant allocation of resources on our part, is influenced by a customer’s budgetary cycles, and in many instances involves a preferred-vendor process. To successfully sell our services, generally we must educate our potential customers regarding the uses and benefits of our services, which can require significant time and resources. Many of our potential customers are large enterprises that generally take longer to designate preferred vendors; our typical sales cycle in connection with becoming an approved vendor has been approximately six to 12 months. Delay or failure to complete sales in a particular quarter could reduce our revenues in that quarter, as well as subsequent quarters over which revenues for the sale would likely be recognized. If our sales cycle unexpectedly lengthens in general or for one or more large orders, it would adversely affect the timing of our revenues and our revenue growth. If we were to experience a delay of several weeks on a large order, it could harm our ability to meet our forecasts for a given quarter.

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

Our executive officers and directors will be able to exert control over us to the detriment of minority shareholders, which will limit our shareholders’ ability to influence the outcome of key decisions.

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

Our common stock may be considered a “penny stock."

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

There are significant consequences associated with our stock trading on the OTC Bulletin Board rather than a national exchange. The effects of not being able to list our securities on a national exchange include:

•	Limited release of the market prices of our securities;
•	Limited news coverage of us;
•	Limited interest by investors in our securities;
•	Volatility of our stock price due to low trading volume;
•	Increased difficulty in selling our securities in certain states due to “blue sky” restrictions;
•	Limited ability to issue additional securities or to secure financing.

ITEM 2.                      PROPERTY.

Our practice is to lease commercial office space for all of our offices. Our headquarters are located in a modern four-story building in Charlotte, North Carolina. We lease approximately 8000 square feet of space at that location, under a lease that will expire in July 2009.  We are currently assessing options.

Any other locations utilized would be leased facilities. Most of these facilities serve as sales and support offices and vary in size, generally from approximately 200 to 1200 square feet, depending on the number of people employed at that office. Our lease terms vary from periods of less than a year to three years and generally have flexible renewal options. We believe that our existing facilities are adequate to meet our current needs.

ITEM 3.                      LEGAL PROCEEDINGS.

As of December 31, 2008, and as of the date of this filing, we are not a party to any pending or threatened legal proceeding.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced trading on the OTC Bulletin Board (“OTCBB”) on February 5, 2007 under the symbol PIMO.OB.  Although the common stock is listed on the OTCBB, as of March 20, 2009, no substantial trading has occurred.  Prior to our OTCBB listing, the common stock was not listed on any exchange or market.

On March 20, 2009, the closing price of the common stock as reported on OTCBB was $.25, although this price does not reflect a trading market.  On March 20, 2009 there were approximately 164 record holders of our common stock, excluding those holders whose stock is held in street name.

We have not declared or paid a cash dividend on our common stock since our incorporation, and have no intention to do so in the future.

Equity Compensation Plan

Plan Category	A Number of securities to be issued upon exercise of outstanding options, warrants and rights	B Weighted-average exercise price of outstanding options, warrants and rights	C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	600,000 (1)	$.075	9,400,000
Total	600,000	$.075	9,400,000

(1)
The Board of Directors approved the 2008 Stock Incentive Plan in May 2008. The plan reserves 10,000,000 shares of common stock for issuance, and allows the board to issue Incentive Stock Options, non-statutory Stock Options, and Restricted Stock Awards, whichever the Board or the Committee shall determine, subject to the terms and conditions contained in the plan document.  The purpose of the plan is to provide a method whereby selected key employees, selected key consultants, professionals and non-employee directors of Premier Alliance Group, Inc. may have the opportunity to invest in shares of the Company's common stock, thereby giving them a proprietary and vested interest in the growth and performance of the Company, and in general, generating an increased incentive to contribute to the Company's future success and prosperity, thus enhancing the value of the Company for the benefit of shareholders.  Further, the Plan is designed to enhance the Company's ability to attract and retain individuals of exceptional managerial talent upon whom, in large measure, the sustained progress, growth, and profitability of the Company depends.

The Board did approve a grant of non-statutory stock options under the 2008 Stock Incentive Plan to the following members of the executive management team as follows:
•	Mark Elliott with options to purchase 200,000 shares of the Company's common stock at a purchase price of $0 .75. The option expires on May 16, 2018.
•	Kevin Hasenfus with options to purchase 200,000 shares of the Company's common stock at a purchase price of $0.75. The option expires on May 16, 2018.
•	Robert Yearwood with options to purchase 200,000 shares of the Company's common stock at a purchase price of $0.75. The option expires on May 16, 2018.

ITEM 6.                      SELECTED FINANCIAL DATA

None.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information contained in this Form 10-K includes forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Certain factors, such as unanticipated technological difficulties, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, and other considerations described as “Risk Factors” in this Form 10-K could cause actual results to differ materially from those in the forward-looking statements. We assume no obligation to update the matters discussed in this prospectus.

The following discussion should be read in conjunction with our financial statements and the related notes included in this Form 10-K.

Results of Operations

2008 As Compared to 2007

In 2008, we recorded revenue of $9.0 million, an increase of 18.2% when compared to 2007 revenue of $7.6 million. We attribute this increase in revenue to progress made in transitioning to more business consulting initiatives versus pure technology focused efforts.  The business consulting work we have focused on includes compliance/regulatory, M&A, and business process/engineering efforts.  This type of work has allowed for better bill rates and margins specifically based on the knowledge and expertise required.  In addition this work is less impacted from the ups and downs in business flows that have typically had large impacts on technology based consulting.

Cost of goods, defined as all costs for billable staff, were $6.5 million or 71.9% of revenue in 2008 as compared to $5.47 million or 71.6% of revenue in 2007. Major components making up Cost of goods are wages, subcontract labor, payroll taxes, and benefit costs.

General and administrative (G&A) expenses were $2.3 million or 25.6% of revenue in 2008 as compared to $2.07 million or 27.1% of revenue in 2007. We were able to effectively manage the overall key G&A expense items; such as overhead benefit costs, legal, accounting, other professional services, rent, travel, business insurance and network/phone expenses.  The increase in dollars for G&A is attributed to two main cost categories, we had higher overhead wages as we had more personnel in 2008 in sales and recruiting as well as we had a non cash charge of $50,700 for stock option grants

Operating income was $223,662 or 2.5% of revenue in 2008 as compared to $100,092 or 1.3% of revenue in 2007.

Other income and expense consisted of net expense of $1,490,821 in 2008 compared to net expense of $40,176 in 2007. The net expense in 2008 is primarily attributable to three items, 1) a one time impairment of goodwill relating to the merger in 1999 of SDS of $1,179,464, 2) decline in value of life insurance policies based on market fluctuation of $276,787 and 3) interest expense of $35,411.

Income taxes for 2008 resulted in an effective tax rate of 5.9%, compared to 14.9% in 2007.

In 2008 our Net loss was $1,341,653, or ($.23) per diluted share as compared to 2007 with net income of $68,860, or $.00 per diluted share.  This Net loss includes a one time charge of $1,179,464 for goodwill impairment.

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

In 2001 North Carolina Premier purchased variable life insurance policies for its shareholders. In 2008 no premiums were paid, a loss of $276,787 was recorded as a result of the decrease in cash surrender value, the cash surrender value equaled $293,758 on December 31, 2008.  In 2007 no premiums were paid, income of $20,710 was recorded as a result of the cash surrender value’s exceeding premiums, and the cash surrender value equaled $570,545.

Net interest expense decreased $10,526 from $45,938 in 2007 to $35,411 in 2008.

Marketable securities are accounted for as trading securities and are stated at market value with unrealized gains and losses accounted for in net income before income taxes.  In 2008 marketable securities were a gain of $6,015, as compared to a gain of $645 in 2007.

Income Taxes

Income taxes for 2008 resulted in an effective tax rate of 5.9%, compared to 14.9% in 2007.

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

Purchased goodwill in the amount of $2,718,385 was being amortized over 15 years until December 31, 2001. Accumulated amortization at December 31, 2001 was $487,101. North Carolina Premier adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires that all goodwill and indefinite life intangibles no longer be amortized. Goodwill must be evaluated for impairment on an annual basis. In accordance with SFAS No. 142, an annual impairment test is performed under which the estimated fair value of goodwill is compared with its carrying value. We have completed our annual impairment evaluation for the year ended December 31, 2008, and have recorded a non-cash goodwill impairment charge in the amount of $1,179,464.  This includes a tax benefit of $27,000 for the impairment of tax deductible goodwill of $72,000.  As of December 31, 2008 we have goodwill of $1,051,820 and at December 31, 2007 we had goodwill of $2,231,284.

In September 2004, North Carolina Premier invested in Critical Analytics Inc, a company that is developing a unique trading platform for analysts, traders, and investors. The venture combines our software development and support strengths with the architectural and industry specific business knowledge of Critical Analytics. We own 350,000 shares of stock representing approximately a 33% ownership interest in Critical Analytics. We use the equity method for recording earnings and losses. We recorded a loss on this investment of $11,071 for 2008 as compared to a loss of $21,285 for 2007.

We own one unit of ownership (representing 3% of the entire ownership interest) in Sharon Road Properties LLC, the entity that owns the property where our offices are located. We purchased that unit for $100,000. We recognize income as we receive distributions.

Executive Compensation Agreements

We have executive compensation agreements with key executives. We own three separate life insurance policies (Flexible Premium Multifunded Life), each with a face amount of $3,000,000. We pay all scheduled monthly premiums and retain all interests in each policy. If an insured employee were to die, we would pay the employee’s designated beneficiary an annual survivor’s benefit of $300,000 per year for 10 consecutive years after the employee’s death.

Stock Option Plan

We account for stock-based compensation using the provisions of SFAS 123(R).  SFAS 123(R) requires companies to recognize the fair value of stock-based compensation expense in the financial statements based on the grant date fair value of the options. We have only awarded stock options since May 2008. We measure the fair value of restricted shares based upon the closing market price of our common stock on the date of grant. Restricted stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method. The fair value of our stock option awards or modifications is estimated at the date of grant using the Black-Scholes option pricing model.

The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Due to the limited trading history of our common stock, expected stock price volatility for stock option grants prior to 2008 is based on an analysis of the actual realized historical volatility of our common stock. The expected volatility assumption for stock option grants or modifications during 2008 was based on actual historical volatility of our common stock from the period after our initial trading date on January 31, 2007 through May 2008.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost.

On May 16, 2008, 600,000 non-statutory stock options were granted to three officers and directors and no vesting was involved.  The options have an exercise price of $0.75 per share and expire on May 16, 2018.  The estimated fair value of the options of $50,700 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 4.57 percent, an estimated volatility of 5.32 percent and no dividend yield.

Employee Benefit Plan

We have a 401(k) plan that covers substantially all employees. Plan participants can make voluntary contributions of up to 15% of compensation, subject to certain limitations, and we match a portion of employee contributions. Total contributions to the plan for the years ended December 31, 2008 and 2007 were approximately $29,700 and $16,683 respectively, not including forfeitures that are applied to the contributions by the company.

Financial Condition and Liquidity

As of December 31, 2008, we had no cash and cash equivalents, a decrease of $104,551 from the prior year.  We continue to use our revolving Line of Credit to fund operations and have decreased our end of year balance by $237,000 over the prior year balance while increasing our net working capital.  Net working capital at December 31, 2008, was $172,879, representing an increase of $151,417.  We had no long term debt.  Shareholders’ equity as of December 31, 2008, was $1,885,041, which represented 67% of total assets.

During the year ended December 31, 2008, the net cash provided by operating activities was $136,910 and was primarily attributable to increases in accrued expenses of $50,057 and income taxes payable of $75,732, offset by increases in accounts receivable of $103,181, marketable securities of $6,015 and prepaid expenses of $1,423.  Also attributable to the net cash provided were reconciling activities of Goodwill impairment loss of $1,179,464, decrease in cash surrender value of officer’s life insurance of $276,787, stock options issued for services rendered of $50,700, depreciation expense of $12,749 and loss on equity-method investee of $11,071, offset by an increase in deferred tax assets of $25,000.

Cash flows from investing activities used $4,383 for property and equipment purchases.

Financing activities used $237,078 of cash in 2008.  Of that decrease, $237,078 was due to advances on our revolving line of credit. We borrow or repay the revolving debt as needed based upon our working capital obligation.

We believe that internally generated funds, current cash on hand, and available borrowings under our revolving credit line will be adequate to meet foreseeable liquidity needs for the next 12 months.

Because of the nature of our business, we are able to monitor variable expenses tied to our revenue generation and we are able to manage and adjust our fixed costs based on overall profitability.

The following table represents the company’s most liquid assets:

	2008	2007
Cash and cash equivalents	$0	$104,551
Marketable securities	0	0
Officers life insurance cash surrender value	293,758	570,545
Investment in cost method investee	100,000	100,000
	393,758	775,096

The company manages cash and liquid investments in order to internally fund operating needs.  The company plans to use its available resources including any borrowing under its line of credit to invest in its operations.

The company has entered into a loan agreement for a line of credit with a financial institution which provides credit to 75% of accounts receivable aged less than 90 days up to $900,000. Borrowings under the agreement bear interest at the LIBOR rate plus 3 percent (3.43625 percent at December 31, 2008), payable monthly. Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations.  No additional requirements are anticipated. If new business opportunities do arise additional outside funding may be required.

Outlook

Major trends that we must deal with involve the following:  1) consolidation of customer’s primary vendor lists and 2) surge in off-shore and outsourced development work for technology resources.   These trends have altered the competitive landscape and viability of a domestic focused technology consulting firm, which has caused us to shift our focus.

Customers are consolidating their primary vendor lists to much smaller numbers and/or primary vendors with a subset of sub vendors that are approved to provide technology based work for the client.  In addition the surge to off-shore work has shifted the competitive landscape for technology based resources to more of a commodity driven process.  These trends have altered the industry and opportunity level hence affecting the viability of a domestic focused technology consulting firm, which has caused us to shift our focus.  Premier Alliance Group is addressing this shift from 2 perspectives.  First we have laid the foundation and made a shift of our core services from a pure technology focus to a complete business consulting focus.  This shift will move us away from a commodity to a value add focus.  Secondly we are working to diversify and enhance our business model geographically as well as in our service offerings.

By providing key business consulting skills and establishing internal “subject matter groups of knowledge” we can expand into other geographic markets easier, diversify our customer base and increase our overall presence.  To accomplish this we are looking at organic growth as well as merger and acquisition strategies.  We have retooled our sales and recruiting efforts to increase our focus on higher end business consulting services.  This is a growing area of need amongst clients as they place more and more value on business knowledge and business process capability.  Key initiatives have been to attract specific talent to our consulting team and to target efforts that require (1) more specialized process skills: project management, business analysis, and process reengineering and (2) specialized business skills: regulatory and compliance, merger knowledge, and financial expertise.  We see these areas as growth areas in the future. These types of customer based initiatives will allow us to separate ourselves from the “general” vendor perspective and allow us to be a value added partner, increasing opportunity and long term viability.

Our top priority is to broaden the range of services we offer by building “areas of business expertise” and at the same time build a more geographically diverse client base. We believe that achieving this goal will require a combination of merger activity and organic growth. This will in part depend on continued improvement in the U.S. business market.

Contractual Obligations

As of December 31, 2008, our contractual obligations consisted of the following lease and contractual obligations:

2009	$133,920
2010	$12,180
2011	$12,180

The leases cover office premises and leased vehicles.  Of these leases a total of $36,540 is allocated for vehicle leases and $110,866 is for office premises. Non-cancellable contracts with job search firms account for $10,874 of the obligations.

We have a loan agreement for a line of credit with a financial institution that provides us with a maximum credit line of $900,000. The line of credit is due on demand. We may only borrow up to 75% of accounts receivable aged at 90 days or less. Borrowings under the agreement bear interest at the LIBOR rate plus 3%, payable monthly. In addition, the loan is collateralized by substantially all our assets. Outstanding borrowings under the loan agreement were $248,000 and $485,078 at December 31, 2008 and 2007, respectively.

Off-Balance-Sheet Arrangements

The Class A Preferred Stock accrues 8 percent per annum dividends on a stated “dividend value”.  “Dividend value” is the amount equal to $0.98 per share for each share of Class A Preferred Stock outstanding.  The dividends began accruing June 1, 2004, and are cumulative.  No additional dividends were paid in 2008 as the obligation for this dividend ended July 1, 2007.

As of December 31, 2008, and during the prior year then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

Material Consulting Agreements

In October 2003, we engaged Cyndel & Co., Inc. as consultants and financial advisors to furnish advice with respect to operations, financing, and potential business combinations. We paid Cyndel consulting fees of $5,000 per month during portions of 2008. We terminated the agreement in relation to the monthly fee and are structuring a performance based agreement regarding potential business combinations.  In November 2004, we granted Patrick M. Kolenik and Steven J. Bayern, the principals of Cyndel, jointly an option to purchase a number of shares of our common stock equal to 4.5% of the number of shares of our common stock outstanding on the 90th day following commencement of trading of shares of our common stock (the “Option Price Date”).  On March 7, 2006, the parties agreed to modify the option to provide for the purchase of a fixed number of shares of Common Stock.  As a result, the option provides for the purchase of 289,291 shares of common stock at an exercise price equal to the average market price of a share of our Common Stock during the ten trading days immediately preceding the Option Price Date.  This option may be exercised in whole or part at any time during the two years following the Option Price Date.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, including notes and the report of our independent accountants, can be found at page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).                                CONTROLS AND PROCEDURES

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

1	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and,

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

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

Despite these controls, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies, like us, face additional limitations. Smaller reporting companies employ fewer individuals and can find it difficult to properly segregate all duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that as of December 31, 2008 our internal control over financial reporting was effective and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal year ended December 31, 2008, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our definitive proxy statement relating to our 2008 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 11.                      EXECUTIVE COMPENSATION

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

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to our definitive proxy statement relating to our 2008 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement relating to our 2008 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

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

PREMIER ALLIANCE GROUP, INC.

Date: March 28, 2009	By:	/s/ Mark S. Elliott
Mark S. Elliott, President

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: March 28, 2009	By:	/s/ Mark S. Elliott
Mark S. Elliott, President

Date: March 28, 2009	By:	/s/ Kevin J. Hasenfus
Kevin J. Hasenfus, Director

Date: March 28, 2009	By:	/s/ Gregory C. Morris
Gregory C. Morris, Director

Date: March 28, 2009	By:	/s/ Robert N. Yearwood
Robert N. Yearwood, Director

                                        Scharf Pera & Co., PLLC
Certified Public Accountants
4600 Park Road
Suite 112
Charlotte, North Carolina 28209
704-372-1167
Fax:  704-377-3259

Audit Committee
Premier Alliance Group, Inc.
Charlotte, North Carolina

INDEPENDENT AUDITORS’ REPORT

We have audited the accompanying balance sheets of Premier Alliance Group, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Alliance Group, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Scharf Pera & Co., PLLC

March 23, 2009
Charlotte, North Carolina

(F1)

PREMIER ALLIANCE GROUP, INC.
BALANCE SHEET
DECEMBER 31, 2008 AND 2007

ASSETS
	2008	2007
CURRENT ASSETS:
Cash	$-	$104,551
Accounts receivable	1,034,829	931,649
Marketable securities	18,395	12,380
Deferred tax asset - current portion	18,000	24,000
Prepaid expenses and
other current assets	40,025	38,602

Total current assets	1,111,249	1,111,182

PROPERTY AND EQUIPMENT - at
cost less accumulated depreciation	12,227	20,594

OTHER ASSETS:
Goodwill	1,051,820	2,231,284
Investment in equity-method investee	200,039	211,110
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers' life insurance	293,758	570,545
Deferred tax asset	48,000	17,000
Deposits and other assets	6,318	4,000

	1,699,935	3,133,939

	$2,823,411	$4,265,715

See Notes to Financial Statements

(F2)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable	$248,000	$485,078
Accounts payable	248,562	288,623
Accrued expenses	361,604	311,547
Income taxes payable	80,204	4,472

Total current liabilities	938,370	1,089,720

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Class A convertible preferred stock,
liquidation preference of $0.05 per share,
$.001 par value, 5,000,000 shares authorized,
560,746 shares issued and outstanding	561	561
Common stock, $.001 par value, 45,000,000
shares authorized, 5,867,945 shares
issued and outstanding	5,868	5,868
Additional paid-in capital	3,289,339	3,238,639
Accumulated deficit	(1,410,727)	(69,073)

	1,885,041	3,175,995

	$2,823,411	$4,265,715

See Notes to Financial Statements

(F3)

PREMIER ALLIANCE GROUP, INC.
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

NET REVENUES	$9,038,197	$7,645,875

OPERATING EXPENSES:
Cost of revenues	6,501,996	5,472,823
Selling, general and administrative	2,299,790	2,059,115
Depreciation	12,749	13,845

	8,814,535	7,545,783

INCOME FROM OPERATIONS	223,662	100,092

OTHER INCOME (EXPENSE):
Interest expense, net	(35,411)	(45,938)
Goodwill impairment loss	(1,179,464)	-
Loss on marketable securities	6,015	645
Officers' life insurance (expense) income	(276,787)	20,710
Equity in net loss of equity-method investee	(11,071)	(21,285)
Other income	5,897	5,692

	(1,490,821)	(40,176)

NET (LOSS) INCOME BEFORE INCOME TAXES	(1,267,159)	59,916

INCOME TAX (EXPENSE) BENEFIT	(74,494)	8,944

NET (LOSS) INCOME	(1,341,653)	68,860
PREFERRED STOCK DIVIDEND	-	(43,400)
NET (LOSS) INCOME AVAILABLE FOR
COMMON STOCKHOLDERS	$(1,341,653)	$25,460

Net (loss) income per share, basic and diluted	$(0.23)	$0.00

Weighted average number of shares,
basic and diluted	5,867,945	5,859,109

See Notes to Financial Statements

(F4)

PREMIER ALLIANCE GROUP, INC.
STATEMENT OF STOCKHOLDERS'EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

						Retained
	Class A				Additional	Earnings	Total
	Preferred Stock		Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balance at
December 31, 2006	617,598	618	5,811,093	5,811	3,238,639	(94,533)	3,150,535
Preferred stock conversion	(56,852)	(57)	56,852	57			-
Net income						68,860	68,860
Dividends on Class A
preferred stock						(43,400)	(43,400)
Balance at
December 31, 2007	560,746	561	5,867,945	5,868	3,238,639	(69,073)	3,175,995
Stock options issued for
services rendered					50,700		50,700
Net loss						(1,341,653)	(1,341,653)
Balance at
December 31, 2008	560,746	$561	5,867,945	$5,868	$3,289,339	$(1,410,727)	$1,885,041

See Notes to Financial Statements

(F5)

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,341,653)	$68,860
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation expense	12,749	13,845
Decrease (increase) in cash surrender value of
officers' life insurance	276,787	(20,710)
Stock options issued for services rendered	50,700	-
Increase in net deferred tax assets	(25,000)	(13,000)
Equity in loss of equity-method investee	11,071	21,285
Goodwill impairment loss	1,179,464	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(103,180)	(206,951)
Increase in marketable securities	(6,015)	(645)
(Increase) decrease in prepaid expenses	(1,423)	10,189
(Increase) decrease in deposits and other assets	(2,318)	225
(Decrease) increase in accounts payable	(40,061)	166,932
Increase in accrued expenses	50,057	37,957
Increase (decrease) in income taxes payable	75,732	(7,065)
Net cash provided by
operating activities	136,910	70,922

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,383)	(1,410)

Net cash used in investing activities	(4,383)	(1,410)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	-	(43,400)
(Net payments) / Proceeds from line of credit	(237,078)	29,000
Net cash used in
financing activities	(237,078)	(14,400)

Net increase (decrease) in cash	(104,551)	55,112

Cash - beginning of year	104,551	49,439

Cash - end of year	$-	$104,551

See Notes to Financial Statements

(F6)

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	2008	2007

Cash payments for:
Interest	$36,159	$48,933

Income taxes	$23,636	$13,710

Cash received for:
Interest	$747	$2,995

Summary of non-cash operating activities:
Stock options issued for services rendered	$50,700	$-

See Notes to Financial Statements

(F7)

PREMIER ALLIANCE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 1 - Organization and Business:

Premier Alliance Group, Inc. (“Old Premier”) was organized under the laws of North Carolina in June 1995.  Old Premier provided information technology solution and consulting services to customers operating in a variety of industries throughout the United States.

On November 5, 2004, Old Premier and its shareholders consummated a share exchange agreement with the Company.  The Company was an inactive public company that was organized in Nevada in January 2000.  Pursuant to the exchange agreement, shareholders of Old Premier were issued 36,176,863 shares of common stock and 4,323,157 shares of Class A convertible preferred stock in exchange for all of their outstanding common stock and preferred stock in Old Premier.  As a result of the share exchange agreement, the shareholders of Old Premier acquired a majority (90%) of the issued and outstanding common and preferred stock of the merged company.  For accounting purposes, the transaction was accounted for as a reverse merger.  Old Premier was merged into the Company and immediately after the merger the Company was renamed Premier Alliance Group, Inc. The Company accounted for the share exchange using the purchase method of accounting as prescribed by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations”.  The Company did not record any amount for goodwill on the share exchange.

Note 2 - Summary of Significant Accounting Policies:

Cash and cash equivalents:

The Company considers all highly liquid investments having an original maturity of three months or less to be cash equivalents.  Amounts invested may exceed federally insured limits at any given time.  As a result of the Company’s cash management system, checks issued but not presented to the banks for payment may create negative book cash balances.  Such negative balances are included in trade accounts payable and totaled $114,147 and $119,079 at December 31, 2008 and 2007, respectively.

Accounts receivable:

The Company considers accounts receivable to be fully collectible. If amounts become uncollectible, they are charged to operations when that determination is made.

Marketable securities:

Marketable equity securities are accounted for as trading securities and are stated at market value with unrealized gains and losses accounted for in current income from operations.

(F8)

Note 2 - Summary of Significant Accounting Policies (continued):

Property and equipment:

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years.  Maintenance and repair costs are expensed as incurred.  Gains or losses on dispositions are reflected in income.

Goodwill and intangible assets:

Purchased goodwill in the amount of $2,718,385 was being amortized over 15 years until December 31, 2001.  Accumulated amortization at December 31, 2001 was $487,101.  Effective January 1, 2002, the Company ceased amortization of goodwill in accordance with FASB SFAS No. 142, “Goodwill and Other Intangible Assets”.  The Company assesses goodwill for impairment annually.

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

Income taxes:

On June 6, 2004, effective with the issuance of preferred stock, the Company was required by income tax regulations to change from an S Corporation to a C Corporation.  Effective with the conversion to a C Corporation, the Company accounts for income taxes under FASB SFAS No. 109 “Accounting for Income Taxes”.  Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled (See Note 11).

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

Fair value of financial instruments:

The Company’s financial instruments include cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and credit facilities.

The Company did not have any outstanding financial derivative instruments.

(F9)

Note 2 - Summary of Significant Accounting Policies (continued):

Reclassifications:

Certain reclassifications have been made in the prior year financial statements to conform to classifications used in the current year.

Recent pronouncements:

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R).”  This Statement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This statement is effective for the Company as of the end of the fiscal year ending after December 15, 2006.  The adoption of SFAS No. 158 did not have a material effect on the financial statements of the Company.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”.  This Statement establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about value measurements.  This new standard will be effective for the Company in the first interim or annual reporting period beginning after November 15, 2007.  The adoption of SFAS No. 157 is not expected to have a material effect on the financial statements of the Company.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years.  Accordingly, SFAS No. 141(R) will be applied by the Company to any business combinations occurring on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – amendment of Accounting Research Bulletin No. 51 (“SFAS 160”).  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.  SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The adoption of SFAS No. 160 is not expected to have a material effect on the financial statements of the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 enables entities to choose to measure eligible financial assets and financial liabilities at fair value, with changes in value recognized in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 159 is not expected to have a material effect on the financial statements of the Company.

(F10)

Note 2 - Summary of Significant Accounting Policies (continued):

Recent pronouncements (continued):

In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-2 deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The adoption of FSP 157-2 is not expected to have a material effect on the financial statements of the Company.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion.”  (“APB 14-1”). APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate.  The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.  APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period.  The Company is in the process of evaluating the effect, if any, the adoption of APB 14-1 will have on its financial statements.  The adoption of APB 14-1 is not expected to have a material effect on the financial statements of the Company.

In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active”  (“FSP 157-3”).  FSP 157-3 provides guidance for determining the fair value of a financial asset in an inactive market.  The Company is in the process of evaluating the effect, if any; the adoption of FSP 157-3 will have on its financial statements.

Note 3 - Property and Equipment:

The principal categories and estimated useful lives of property and equipment are as follows:
			Estimated
	2008	2007	Useful Lives
Office Equipment	$288,846	$284,464	5 years
Furniture and Fixtures	55,174	61,962	7 years
Computer Software	17,100	17,100	3 years
	361,120	363,526
Less:accumulated depreciation	(348,893)	(342,932)
	$12,227	$20,594

(F11)

Note 4 - Marketable Securities Classified as Trading Securities:

Under SFAS No. 115, securities that are bought and held principally for the purpose of selling them in the near term (thus held only for a short time) are classified as trading securities.  Trading generally reflects active and frequent buying and selling, and trading securities are generally used with the objective of generating profits on short-term differences in price.  The change in the net unrealized holding gain or loss for the year ended December 31, 2008, which is included in income from operations, is as follows:

Fair Market
	Cost	Value	Holding Loss
Equity Investments	$ 33,135	$ 18,395	$ 14,700

 The change in the net unrealized holding gain or loss for the year ended December 31, 2007, which is included in income from operations, is as follows:
Fair Market
	Cost	Value	Holding Loss
Equity Investments	$ 33,170	$ 12,380	$ 20,790

Note 5 - Investment in Equity-Method Investee:

In 2004, the Company invested $250,000 for a 33 percent ownership of Critical Analytics, Inc.  Critical Analytics, Inc. is in the business of software development and consulting services.  In January 2007, the Company’s ownership percentage increased to 35 percent.  The Company accounts for this investment using the equity method.  The Company records its proportionate share of income or loss from Critical Analytics, Inc.’s results of operations; correspondingly, the carrying amount of the investment is increased by equity in earnings and reduced by equity in losses.  During 2008 and 2007, the Company recorded losses of $11,071 and $21,285 as its equity in Critical Analytics, Inc., respectively.  Summarized financial information of Critical Analytics, Inc. at December 31, 2008 and 2007 is as follows:

	2008	2007
Assets:
Current assets	$247,597	$319,140
Property and equipment – net	56,764	18,555

	$304,361	$337,695

Liabilities and stockholders’ equity:
Current liabilities	$902	$1,006
Stockholders’ equity	303,459	336,689
	$304,361	$337,695

Gross revenue	$-	$-
Other income / (loss)	(16,948)	(8,574)
Operating expenses	(16,265)	(52,240)
Net loss	$(33,213)	$(60,814)

(F12)

Note 6 - Investment in Limited Liability Company:

The Company has an investment in a limited liability company, which owns approximately 33 percent of the office building that the Company leases office space from in Charlotte, North Carolina.  The Company’s investment represents an approximate 3 percent share of ownership in the limited liability company.  Because the limited liability company interest does not have a readily determinable fair value, the Company accounts for its investment using the cost method. Accordingly, the carrying value of $100,000 is equal to the capital contribution the Company has made.  Income is recognized when capital distributions are received by the Company and totaled $4,800 and $4,800 for the years ended December 31, 2008 and 2007, respectively.

Note 7 – Goodwill Impairment:

The Company completed an annual impairment evaluation for the year ended December 31, 2008, and has recorded a non-cash goodwill impairment charge in the amount of $1,179,464, which is related primarily to net operating income that the Company now believes will not be realized.  This includes a tax benefit of $27,000 for the impairment of tax deductible goodwill of $72,000.  In determining the impairment charge, the Company used a computation involving current revenue stream from the acquired organization in comparison to the total revenue stream of the Company and applied this to a current market valuation of the overall company, based on share price  The balance recorded as goodwill as of December 31, 2008 and 2007 is $1,051,820 and $2,231,284 respectively.

Note 8 - Accrued Expenses:

Accrued expenses consisted of the following at December 31, 2008 and 2007:

	2008	2007
Accrued payroll	$266,548	$214,911
Accrued vacation	42,131	52,613
Other accrued liabilities	52,925	44,023

	$361,604	$311,547
Note 9 - Notes Payable:

The Company has entered into a loan agreement for a line of credit with a financial institution, providing the Company with a maximum credit line of $900,000.  The line of credit is due on demand.  The line of credit is secured by all accounts receivable and the assignment of two life insurance policies worth a cash surrender value of $199,625 and $392,026 at December 31, 2008 and 2007, respectively.  Borrowings under the agreement bear interest at LIBOR plus 3 percent (3.4 and 7.6 percent at December 31, 2008 and 2007, respectively), payable monthly.  Outstanding borrowings under the loan agreement were $248,000 and $485,078 at December 31, 2008 and 2007, respectively.

Note 10 - Stockholders’ Equity:

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

(F13)

Note 10 - Stockholders’ Equity (continued):

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

The Class A Preferred Stock accrued 8 percent per annum dividends through June 1, 2007 on a stated “dividend value”.  “Dividend value” is the amount equal to $0.98 per share for each share of Class A Preferred Stock outstanding.  Final dividends were paid during the year ended December 31, 2007 in the amount of $43,400.

The Class A Preferred Stock is convertible, at the holder’s option, into common stock on a one to one basis at any time.  The Class A Preferred Stock will automatically convert into common shares on the first day the Company’s common stock price exceeds $2.03 per share.  The number of shares converted during the year ended December 31, 2007 was $56,582.

In the event of voluntary or involuntary liquidation, the Class A Preferred Shareholders are entitled to receive on a per share basis an amount equal to the amount they would have received had all Class A Preferred Stock been converted into common shares prior to such liquidation.

Warrants:

A common stock purchase warrant was issued to holders of Class A Preferred Stock on a one to one basis.  The warrants had an exercise price of $2.00 per common share and expired June 1, 2007.  No warrants were exercised.

Stock Options:

In 2004, the Company issued options to a consultant to the Company.  The options are for 289,291 common shares on the “option price date” at an exercise price equal to the average market price of the Company’s common stock during the 10 trading days immediately prior to the “option price date”.  The   “option price date” is defined as the 90th day after the commencement of the trading of shares of the Company’s common stock.  At the option price date of May 1, 2007, the options were for 289,291 common shares with an exercise price of $2.75 per share.  The options expire May 1, 2009.

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

(F14)

Note 11 - Income Taxes:

Significant components of the income tax provision are summarized as follows:

	2008	2007
Current provision:
Federal	$81,687	$456
State	17,807	3,600
Deferred provision:
Federal	(20,000)	(11,000)
State	(5,000)	(2,000)
	$74,494	$(8,944)

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income before income taxes for the years ended December 31, 2008 and 2007 follows:

	2008	2007
Federal statutory rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	4.5	4.5
Permanent difference	(32.6)	(53.4)
	5.9%	(14.9)%

The Company provides for income taxes using the liability method in accordance with FASB SFAS No. 109 “Accounting for Income Taxes”.  Deferred income taxes arise from the differences in the recognition of income and expenses for tax purposes.  Deferred tax assets and liabilities are comprised of the following at December 31, 2008 and 2007:

	2008	2007
Deferred income tax assets:
Accrued compensationFederal	$13,000	$16,000
Trading securities	6,000	8,000
Intangible assets	33,000	10,000
Investment in equity method investee	19,000	15,000
	71,000	49,000
Less: valuation allowance	$-	$-
Deferred income tax assets	$71,000	$49,000

Deferred income tax liabilities:
Property and equipment	$(5,000)	$(8,000)
Total deferred tax liabilities	$(5,000)	$(8,000)
Net deferred income tax assets:
Current	$18,000	$24,000
Non-current	48,000	17,000
	$66,000	$41,000

(F15)

Note 12 - Net (loss) Income Per Share:

In accordance with FASB SFAS No. 128, “Earnings per Share”, and SEC Staff Accounting Bulletin No. 98, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted - average number of common shares outstanding during the period.  Under SFAS No. 128, diluted income or loss per share is computed by dividing net income or loss for the period by the weighted - average number of common and common equivalent shares, such as stock options, warrants and convertible securities outstanding during the period.  Such common equivalent shares have not been included in the Company’s computation of net income (loss) per share in 2008 and 2007, as their effect would have been anti-dilutive.

	2008	2007
Net (loss) Income	$(1,341,653)	$68,861
Preferred stock dividend		$(43,400)
Numerator – net income available to common stockholders	$(1,341,653)	$25,461
Denominator – weighted – average shares outstanding	$5,867,945	$5,859,109
Net income per share	$(0.23)	$0.0
Incremental common shares (not included due to their anti-dilutive nature
Stock options	889,291	2 64,058
Stock warrants	-	-
Convertible preferred stock	560,746	560,746
	1,450,037	824,804

Note 13 - Commitments and Contingencies:

The Company is obligated under various operating leases for office space and automobiles and is obligated under non-cancelable contracts with job search firms.

The future minimum payments under non-cancelable operating leases and non-cancelable contracts with initial remaining terms in excess of one year (including the related party lease), as of December 31, 2008, are as follows:

Year Ending December 31,	Required Payments
2009	$133,920
2010	12,180
2011	12,180
2012	-
Thereafter	-
$158,280

(F16)

Note 13 - Commitments and Contingencies (continued):

Expenses for operating leases during 2008 and 2007 were approximately $199,009 and $207,766, respectively.

The Company has a three percent ownership interest in a limited liability company that owns approximately 33 percent of the building the Company leases office space from in Charlotte, North Carolina.  Additionally, an individual stockholder of the Company owns approximately 30 percent of the same limited liability company.  Rent expense pertaining to this operating lease during 2008 and 2007 was approximately $187,290 and $181,388, respectively.

Note 14 - Employee Benefit Plan:

The Company has a 401(k) plan which covers substantially all employees.  Plan participants can make voluntary contributions of up to 15 percent of compensation, subject to certain limitations.  Under this plan, the Company matches a portion of employee deferrals.  Total company contributions to the plan for the years ended December 31, 2008 and 2007 were approximately $36,534 and $23,627, respectively.

Note 15 - Advertising:

The Company expenses advertising costs as incurred.  Advertising expenses for the years ended December 31, 2008 and 2007 were $3,888 and $5,349, respectively.

Note 16 - Major Customers:

Approximately 69 and 65 percent of total revenues were earned from three customers for the years ended December 31, 2008 and 2007, respectively.

(F17)