Form 10-Q
period 2009-03-31
PREMIER ALLIANCE GROUP, INC.
filed 2009-05-14
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

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
[ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 5,867,945 shares of common stock were outstanding as of May 05, 2009.

PART I
FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

PREMIER ALLIANCE GROUP, INC.
BALANCE SHEET

	(Unaudited)
	March 31	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash	$-	$-
Accounts receivable	1,251,204	1,034,829
Marketable securities	22,340	18,395
Deferred income taxes	23,000	18,000
Prepaid expenses	23,674	40,025

Total current assets	1,320,218	1,111,249

PROPERTY AND EQUIPMENT - at cost less
accumulated depreciation	10,547	12,227

OTHER ASSETS:
Goodwill	1,051,820	1,051,820
Investment in equity-method investee	200,039	200,039
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers’ life insurance	251,406	293,758
Deferred income taxes	47,000	48,000
Deposits and other assets	4,000	6,318

	1,654,265	1,699,935

	$2,985,030	$2,823,411

See Notes to Financial Statements

	(Unaudited)
	March 31,	December 31,
	2009	2008

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable	$370,000	$248,000
Accounts payable	232,087	248,562
Accrued expenses	428,736	361,604
Income taxes payable	44,992	80,204

Total current liabilities	1,075,815	938,370

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Class A convertible preferred stock, $.001
par value, 5,000,000 shares authorized,
560,746 shares issued and outstanding	561	561
Common stock, $.001 par value, 45,000,000
shares authorized, 5,867,945 shares
issued and outstanding	5,868	5,868
Additional paid-in capital	3,289,339	3,289,339
Accumulated deficit	(1,386,554)	(1,410,727)

	1,909,214	1,885,041

	$2,985,030	$2,823,411

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	Three months	Three months
	Ended	Ended
	March 31, 2009	March 31, 2008

NET REVENUE	$2,440,319	$2,068,181
OPERATING EXPENSES:
Cost of revenues	1,787,710	1,550,563
Selling, general and administrative	541,791	565,322
Depreciation	1,680	3,359
Total operating expenses	2,331,181	2,119,244
INCOME (LOSS) FROM OPERATIONS	109,138	(51,063)

OTHER (EXPENSE) INCOME:
Interest expense, net	(3,477)	(9,765)
Gain (loss) on marketable securities	3,945	(4,305)
Officers’ life insurance	(42,352)	(65,598)
Equity in net (loss) of
equity-method investee	-	(2,724)
Other income	-	-
Total other (expense) income	(41,884)	(82,392)

NET INCOME (LOSS) BEFORE INCOME TAXES	67,254	(133,455)
INCOME TAX EXPENSE	(43,081)	24,231

NET (LOSS) INCOME	24,173	(109,224)
PREFERRED STOCK DIVIDENDS EARNED	-	-

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$24,173	$(109,224)
Net income (loss) per share
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)
Weighted average number of shares
Basic	5,867,945	5,867,945
Diluted	6,428,691	5,867,945

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$24,173	$(109,224)
Adjustments to reconcile net (loss) income
to net cash provided by operating activities:
Depreciation	1,680	3,359
Decrease (increase) of cash surrender value
of officers’ life insurance	42,352	65,598
Deferred income taxes	(4,000)	(10,000)
Stock option expense	-	-
Equity in loss of equity-method investee	-	2,724
Changes in operating assets and liabilities:
Increase in accounts receivable	(216,374)	(109,030)
(Increase) decrease in marketable securities	(3,945)	4,304
Decrease in prepaid expenses	16,351	13,106
Decrease in deposits and other assets	2,318	-
(Decrease) increase in accounts payable	(16,475)	50,457
Increase in accrued expenses	67,132	10,533
Decrease in income taxes payable	(35,212)	(4,472)
Net cash (used in) provided by
operating activities	(122,000)	(82,645)

Cash flows from investing activities:
Purchases of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Preferred stock dividends	-	-
Proceeds from line of credit	122,000	83,000
Net cash (used in) provided by
financing activities	122,000	83,000

Net increase in cash	-	355

Cash - beginning of period	-	104,551

Cash - end of period	$-	$104,906

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

Note 1 – Basis of Presentation:

The accompanying unaudited interim financial statements of Premier Alliance Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2008 as reported in the 10-K have been omitted.

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

Note 4 – Stock Options:

Diluted earnings per share for the quarter ended March 31, 2009 includes assumed conversion of 560,746 convertible preferred shares on a one to one basis at the beginning of the quarter.

See Notes to Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operation

Certain information contained in this Form 10-Q includes forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Certain factors, such as unanticipated technological difficulties, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, instabilities arising from terrorist actions and responses thereto, and other considerations described in this report could cause actual results to differ materially from those in the forward-looking statements. We assume no obligation to update the matters discussed in this report.

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

 A typical customer is an organization with complex business processes, large amounts of data to manage, and changing business requirements.  We promote our services through our two delivery channels, Business Consulting and Business Solution divisions.  These divisions operate as one from an accounting and overall management perspective; however they are differentiated from a marketing and customer presentation perspective only.  Management reviews and oversees the divisions as one combined entity, utilizes resources across both areas, and makes operational assessments and plans together.  In light of this, Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131 “Business segments” does not require separate financial reporting and the two channels are consolidated in all financial report presentations.

Business Consulting Division. This division provides consulting expertise across a broad range of knowledge, skills and expertise. We recruit, retain, manage, and provide to our clients skilled business and technical expertise to help lead and train our customers or supplement their knowledge requirements. In these engagements we typically bill our customers on a time-and-

See Notes to Financial Statements

materials basis for all work performed. Because of the expertise involved and the complexity of a typical initiative, customers seeking such services from us typically commit to long-term engagements that are usually a minimum of 9 months in which our consultants work on site at customer facilities under the daily direction of the customer management.  It is very common that we obtain contract extensions with our customers for our consulting resources.

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

Summary

Our focus is to provide subject matter expertise through our consulting team in a variety of ways that continue to help our clients navigate the changing business climate they must deal with.   Our approach is built 100% around our people - it is about knowledge, expertise and execution.   We have a focus on building our knowledge practices with talent in core areas we feel offer opportunity: compliance/regulatory, merger and acquisition, and business process reengineering/analysis.  Our recruiting and sales organization work with customers closely - a consultative approach - to understand the business direction, initiatives or issues they are dealing with.  It is our focus to then provide subject matter experts that can bring the expertise and knowledge to the client to allow for successful efforts.  If, as we expect, we continue to grow and attract specialized expertise in our focused areas of discipline, we will continue to be recognized as a value add partner for existing customers, add new customers, and will identify opportunities to provide additional value add services to our customers.

Our typical customers are Fortune 500 companies (including AIG, Lincoln Financial Group, Duke Power, Bank of America, and Wachovia), and they continually seek expertise and knowledge in areas such as project management, business consulting, and business analysis.

See Notes to Financial Statements

Results of Operations

Net revenue for the three months ended March 31, 2009 was $2,440,000, an increase of 18.0%, compared to $2,068,000 for the same period in 2008.  We attribute this increase to continued execution of a strategic focus on business consulting and project management services which have resulted in increased business volume.

Cost of revenues, defined as all costs for billable staff, were $1,788,000 or 73.3% of revenue for the three months ended Mach 31, 2009, as compared to $1,551,000 or 74.6% of revenue for the same period in 2008. The decrease in cost of revenue as a percentage of revenue for this period is primarily a result of the increase in staff focused on targeted areas in business consulting efforts (project management and business/process analysts).  These target areas are strategic in our growth plans and provide better margin basis of work.

General and administrative (G&A) expenses were $543,000 or 22.3% of revenue for the three months ended Mach 31, 2009, as compared to $568,000 or 27.5% for the same period in 2008.  Most of the key G&A expense items including rent, professional services (legal, accounting, consulting), telecommunication, business insurance, benefits, and travel were managed effectively and increases were primarily offset by decreases within these categories.  The overall decreased expense in G&A was mainly attributed to renegotiating contracts relating to: telecommunications and external business consulting services as well as management direction of overhead resources/wages.

Operating income for the three months ended in Mach 31, 2009, was $109,000 as compared to a loss of $51,000 for the same period in 2008.

Other income and expense, net, consisted of a loss of $42,000 for the three months ended in March 31, 2009, compared to a loss of $82,000 for the same period in 2008.  The loss is mostly attributable to a net decrease in cash surrender value over premiums of variable executive life insurance (due to market fluctuation).

The effective income tax expense for the first three months of 2009 is 64.1% compared to an effective income tax rate of 18.2% for the same period in 2008. The change in rate is a direct result of permanent differences of officer’s life insurance.

Net income for the three months ended in March 31, 2009, was $24,173 or ($.00) per diluted share, compared with a net loss of $109,224 for the same period in 2008, or ($.02) per diluted share.

Dividend

No Dividend has been declared as of March 31, 2009.

See Notes to Financial Statements

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

We assess the likelihood that we will be able to recover deferred tax assets. If recovery is unlikely, we must increase the provision for taxes by recording a valuation allowance against the estimated deferred tax assets that will not ultimately be recoverable. As of March 31, 2009, we believed that all of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is unlikely.

Financial Condition and Liquidity

As of March 31, 2009, we had no cash and cash equivalents, representing a decrease of $105,000 from March 31, 2008. Net working capital at March 31, 2009, was $244,403, as compared to ($17,000) on March 31, 2008. Current assets at March 31, 2009, were $1,320,218.  We had no long-term debt.  Shareholders’ equity as of March 31, 2009, was $1,909,214, which represented 64% of total assets.

See Notes to Financial Statements

During the three months ended March 31, 2009, the net cash used by operating activities was $122,000 and was primarily a result of an increase of accounts receivable of $216,374 and decreases in accounts payable of $16,475 and income tax payable of $35,212, offset by an increase in accrued expenses of $67,132 and decreases in the cash surrender value of officers’ life insurance of $42,352 and prepaid expenses of $16,351.

Cash flows from investing activities used $0.

Financing activities provided $122,000 of cash for the three months ended March 31, 2009. Of that decrease, $122,000 was due to payments on our revolving line of credit. We borrow or repay this revolving debt as needed based upon our working capital obligations. We believe that internally generated funds, current cash on hand, and available borrowings under our revolving credit line will be adequate to meet foreseeable liquidity needs.

Outlook

Major trends that we must deal with involve the following:  1) consolidation of customer’s primary vendor lists and 2) surge in off-shore and outsourced development work for technology resources.   These trends have altered the competitive landscape and viability of a domestic focused technology consulting firm, which has caused us to shift our focus.

Customers are consolidating their primary vendor lists to much smaller numbers and/or primary vendors with a subset of sub vendors that are approved to provide technology based work for the client.  In addition, the surge to off-shore work has shifted the competitive landscape for technology based resources to more of a commodity driven process.  These trends have altered the industry and opportunity level hence affecting the viability of a domestic focused technology consulting firm, which has caused us to shift our focus.  Premier Alliance Group is addressing this shift from 2 perspectives.  First we have laid the foundation and made a shift of our core services from a pure technology focus to a complete business consulting focus.  This shift will move us away from a commodity to a value add focus.  Secondly we are working to diversify and enhance our business model geographically as well as in our service offerings.

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

See Notes to Financial Statements

Our top priority is to broaden the range of services we offer by building “areas of business expertise” and at the same time build a more geographically diverse client base. We believe that achieving this goal will require a combination of merger activity and organic growth. This will in part depend on continued improvement in the U.S. business market.

Off-Balance-Sheet Arrangements

The Class A Preferred Stock accrues 8 % per annum dividends on a stated “dividend value”.  “Dividend value” is the amount equal to $0.98 per share for each share of Class A Preferred Stock outstanding.  The dividends began accruing June 1, 2004, and are cumulative.  Dividends are payable annually in arrears.  During 2007, the Company declared and paid dividends of $43,400 ($.07 per preferred share).  At March 31, 2009, no additional dividends have accrued on these shares respectively.

As of March 31, 2009, a total of 56,852 shares of Class A Preferred Stock have been converted to 56,852 shares of Common Stock per a shareholder voluntary conversion option as indicated in the Private Offering Memorandum executed on June 7, 2004.  None have been converted during the three months ended as of March 31, 2009.

As of March 31, 2009, and during the prior three months then ended, there were no other transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

See Notes to Financial Statements

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

Interest Rate Risks

At March 31, 2009, the Company had an outstanding balance of $370,000 under its revolving credit agreement. Interest on borrowings under the facilities are based on the daily LIBOR rate plus a 3% margin.  Daily average borrowings for the 2009 first quarter were $406,000

Market fluctuation impact on assets

For the Three months ending March 31, 2009, the valuation of the Variable Life Insurance policies had an investment loss of $42,352.

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

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2009.

See Notes to Financial Statements

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

See Notes to Financial Statements

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER ALLIANCE GROUP, INC.
(Registrant)
DATE: May 14, 2009	By:	/s/ Mark S. Elliott
Mark S. Elliott
President (Chief Executive Officer
and Acting Chief Financial Officer)

See Notes to Financial Statements