Form 10-Q
period 2009-06-30
PREMIER ALLIANCE GROUP, INC.
filed 2009-08-14
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

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
[ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 5,867,945 shares of common stock were outstanding as of August 05, 2009.

PART I
FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

PREMIER ALLIANCE GROUP, INC.
BALANCE SHEET

	(Unaudited)
	June 30	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash	$-	$-
Accounts receivable	770,125	1,034,829
Marketable securities	30,287	18,395
Deferred income taxes	27,000	18,000
Prepaid expenses	74,246	40,025

Total current assets	901,658	1,111,249

PROPERTY AND EQUIPMENT - at cost less
accumulated depreciation	9,099	12,227

OTHER ASSETS:
Goodwill	1,051,820	1,051,820
Investment in equity-method investee	202,159	200,039
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers’ life insurance	302,102	293,758
Deferred income taxes	45,000	48,000
Deposits and other assets	4,000	6,318

	1,705,081	1,699,935

	$2,615,838	$2,823,411

See Notes to Financial Statements

	(Unaudited)
	June 30,	December 31,
	2009	2008

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable	$47,000	$248,000
Accounts payable	188,031	248,562
Accrued expenses	386,903	361,604
Income taxes payable	14,806	80,204

Total current liabilities	636,740	938,370

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Class A convertible preferred stock, $.001
par value, 5,000,000 shares authorized,
560,746 shares issued and outstanding	561	561
Common stock, $.001 par value, 45,000,000
shares authorized, 5,867,945 shares
issued and outstanding	5,868	5,868
Additional paid-in capital	3,289,339	3,289,339
Accumulated deficit	(1,316,670)	(1,410,727)

	1,979,098	1,885,041

	$2,615,838	$2,823,411

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

NET REVENUE	$2,045,699	$2,311,641	$4,486,019	$4,379,822
OPERATING EXPENSES:
Cost of revenues	1,523,668	1,631,614	3,311,378	3,182,177
Selling, general and administrative	498,289	634,955	1,040,081	1,200,277
Depreciation	1,448	3,711	3,128	7,070
Total operating expenses	2,023,405	2,270,280	4,354,587	4,389,524
INCOME (LOSS) FROM OPERATIONS	22,294	41,361	131,432	(9,702)

OTHER (EXPENSE) INCOME:
Interest expense, net	(2,759)	(8,228)	(6,236)	(17,993)
Gain (loss) on marketable securities	7,947	1,390	11,892	(2,915)
Officers’ life insurance	50,696	(6,104)	8,344	(71,702)
Equity in net (loss) of
equity-method investee	2,120	(1,963)	2,120	(4,687)
Other income	2,400	2,929	2,400	2,929
Total other (expense) income	60,404	(11,976)	18,520	(94,368)

NET INCOME (LOSS) BEFORE INCOME TAXES	82,698	29,385	149,952	(104,070)
INCOME TAX (EXPENSE) BENEFIT	(12,814)	(33,676)	(55,895)	(9,445)

NET (LOSS) INCOME	69,884	(4,291)	94,057	(113,515)
PREFERRED STOCK DIVIDENDS EARNED	-	-	-	-
NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS
	$69,884	$(4,291)	$94,057	$(113,515)
Net income (loss) per share
Basic	$0.01	$0.00	$0.02	$(0.02)
Diluted	$0.01	$0.00	$0.01	$(0.02)
Weighted average number of shares
Basic	5,867,945	5,867,945	5,867,945	5,867,945
Diluted	6,428,691	5,867,945	6,428,691	5,867,945

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$94,057	$(113,515)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation	3,128	7,070
Decrease (increase) of cash surrender value
of officers’ life insurance	(8,343)	71,702
Deferred income taxes	(6,000)	(10,000)
Stock option expense	-	50,700
Equity in (gain) loss of equity-method investee	(2,120)	4,687
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	264,703	(327,206)
(Increase) decrease in marketable securities	(11,892)	2,915
(Increase) Decrease in prepaid expenses	(34,221)	27,606
Decrease in deposits and other assets	2,318	-
Increase (Decrease)in accounts payable	12,285	97,733
(Decrease)Increase in accrued expenses	(47,517)	39,720
(Decrease) Increase in income taxes payable	(65,398)	14,495
Net cash (used in) provided by
operating activities	201,000	(134,093)

Cash flows from investing activities:
Purchases of property and equipment	-	(1,843)
Net cash used in investing activities	-	(1,843)

Cash flows from financing activities:
Preferred stock dividends	-	-
(Net payments)/Proceeds from line of credit	(201,000)	280,000
Net cash (used in) provided by
financing activities	(201,000)	280,000

Net increase in cash	-	144,065

Cash - beginning of period	-	(14,528)

Cash - end of period	$-	$129,537

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

Note 4 – Stock Options:

Diluted earnings per share for the quarter ended June 30, 2009 includes assumed conversion of 560,746 convertible preferred shares on a one to one basis at the beginning of the quarter.

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

Results of Operations

Net revenue for the three months ended June 30, 2009, was $2,045,000, a decrease of 11.5%, compared to $2,311,000 for the same period in 2008.  For the 2009 year-to-date period, revenue was $4,486,000 compared to $4,380,000 for the 2008 year-to-date period, an increase of 2.4%.

Cost of revenues, defined as all costs for billable staff, were $1,523,000 or 74.5% of revenue for the three months ended June 30, 2009, as compared to $1,631,000 or 70.6% of revenue for the same period in 2008. For the 2009 year-to-date period costs were 73.8% of revenue and for the 2008 year-to-date period, costs were 72.7% of revenue.

General and administrative (G&A) expenses were $499,000 or 24.4% of revenue for the three months ended in June 30, 2009, as compared to $638,000 or 27.6% for the same period in 2008. For the 2009 year-to-date period, it was 23.2% as compared to 27.6% for the 2008 year-to-date period mostly reflecting the increase in revenue. G&A expenses were comparable as costs were managed effectively on many items including rent, travel, recruiting, and professional services (accounting, legal, consulting), meals and entertainment, and business insurance.  The biggest impacts were a decrease in overhead wages as we streamlined roles and focus and the absence of a non cash charge for stock option grants as no grants were made in the first half of 2009.  For 2008, the Operating income included a non cash charge of $50,700 for stock option grants, detailed in Part II item 5 below.

Operating income for the three months ended in June 30, 2009, was $22,000 as compared to income of $41,000 for the same period in 2008.  For the 2009 year-to-date period, the operating income was $131,000 compared to an operating loss of $9,700 for the 2008 year-to-date period.

Other income and expense, net, consisted of income of $60,700 for the three months ended in June 30, 2009, compared to a loss of $12,000 for the same period in 2008.  For the 2009 year-to-date period, the income was $18,500 compared to a loss of $94,000 for the 2008 year-to-date period.  The loss in 2008 is mostly attributable to a net decrease in cash surrender value over premiums of variable executive life insurance (due to market fluctuation), we did not have this type of effect in the first half of 2009 as we had slight increases in the cash surrender value of these policies as well as a realized gain in selling some marketable securities the company has held for several years.

The effective income tax expense for the first six months of 2009 is 37.3% compared to an effective income tax expense of 9% for the same period in 2008. The change in rate is a direct result of permanent differences of officer’s life insurance and the non-cash charge for stock option grants.

Net Income for the three months ended in June 30, 2009, was $69,900 or $.01 per diluted share, compared with a net loss of $4,300 for the same period in 2008, or ($.01) per diluted share. For the 2009 year-to-date period, net income was $94,000 compared to net a new loss of $114,000 for the 2008 year-to-date period.

Dividend

No Dividend has been declared as of June 30, 2009.

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

We assess the likelihood that we will be able to recover deferred tax assets. If recovery is unlikely, we must increase the provision for taxes by recording a valuation allowance against the estimated deferred tax assets that will not ultimately be recoverable. As of June 30, 2009, we believed that all of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is unlikely.

Financial Condition and Liquidity

As of June 30, 2009, we had no cash and cash equivalents, representing a decrease of $129,537 from June 30, 2008. Net working capital at June 30, 2009, was $264,918, as compared to $39,262 on June 30, 2008. Current assets at June 30, 2009, were $901,658.  We had no long-term debt.  Shareholders’ equity as of June 30, 2009, was $1,979,098, which represented 76% of total assets.

During the six months ended June 30, 2009, the net cash provided by operating activities was $201,000 and was primarily a result of a decrease in accounts receivable of $264,704 and an increase in accounts payable of $12,285, offset by increases in the cash surrender value of officers’ life insurance of $8,343, marketable securities of $11,892 and prepaid expenses of $34,221 and decreases in accrued expenses of $47,517 and income taxes payable of $65,398

Cash flows from investing activities used $0.

Financing activities used $201,000 of cash for the six months ended June 30, 2009. Of that decrease, $201,000 was due to payments on our revolving line of credit. We borrow or repay this revolving debt as needed based upon our working capital obligations. We believe that internally generated funds, current cash on hand, and available borrowings under our revolving credit line will be adequate to meet foreseeable liquidity needs.

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

Off-Balance-Sheet Arrangements

The Class A Preferred Stock accrues 8 % per annum dividends on a stated “dividend value”.  “Dividend value” is the amount equal to $0.98 per share for each share of Class A Preferred Stock outstanding.  The dividends began accruing June 1, 2004, and are cumulative.  Dividends are payable annually in arrears and ended in 2007.  During 2007, the Company declared and paid dividends of $43,400 ($.07 per preferred share).  At June 30, 2009, no additional dividends have accrued on these shares respectively.

As of June 30, 2009, a total of 56,852 shares of Class A Preferred Stock have been converted to 56,852 shares of Common Stock per a shareholder voluntary conversion option as indicated in the Private Offering Memorandum executed on June 7, 2004.  None have been converted during the three months ended as of June 30, 2009.

As of June 30, 2009, and during the prior three months then ended, there were no other transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

Interest Rate Risks

At June 30, 2009, the Company had an outstanding balance of $47,000 under its revolving credit agreement. Interest on borrowings under the facilities are based on the daily LIBOR rate plus a 3% margin.  Daily average borrowings for the 2009 second quarter were $222,969.

Market fluctuation impact on assets

For the six months ending June 30, 2009, the valuation of the Variable Life Insurance policies had an investment gain of $8,343.

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

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2009.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

Stock Option Plan – On May 15, 2008, the Company’s Board of Directors approved the 2008 Stock Incentive Plan (the “Plan”).  The Company received shareholder approval of the Plan at the 2009 annual meeting of shareholders.  The Company has reserved 10,000,000 shares of its common stock for issuance under the Plan. The purpose of the Plan is to enable the Company to encourage key employees and others to contribute to the success of the Company by granting them incentive stock options (“ISO”), non-statutory stock options ("NSO"), or restricted stock awards (“RSW”).   The Plan will be administered by the Board of Directors or a committee appointed by the Board of Directors, which will determine, in its discretion, among other things, the recipients of grants, the number of shares underlying the grant, and whether a grant will consist of ISO’s, NSO’s, RSW’s, or a combination thereof.

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

PREMIER ALLIANCE GROUP, INC.
(Registrant)
DATE: August 14, 2009	By:	/s/ Mark S. Elliott
Mark S. Elliott
President (Chief Executive Officer
and Acting Chief Financial Officer)