Form 10-Q
period 2009-09-30
PREMIER ALLIANCE GROUP, INC.
filed 2009-11-13
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

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
[ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 6,071,791 shares of common stock were outstanding as of November 05, 2009.

PART I
FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

PREMIER ALLIANCE GROUP, INC.
BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash	$-	$-
Accounts receivable	1,004,474	1,034,829
Marketable securities	30,328	18,395
Deferred income taxes	24,000	18,000
Prepaid expenses	46,466	40,025

Total current assets	1,105,268	1,111,249

PROPERTY AND EQUIPMENT - at cost less
accumulated depreciation	7,995	12,227

OTHER ASSETS:
Goodwill	1,051,820	1,051,820
Investment in equity-method investee	200,385	200,039
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers’ life insurance	359,748	293,758
Deferred income taxes	46,000	48,000
Deposits and other assets	4,000	6,318

	1,761,953	1,699,935

	$2,875,216	$2,823,411

See Notes to Financial Statements

	(Unaudited)
	September 30,	December 31,
	2009	2008

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable	$179,000	$248,000
Accounts payable	221,676	248,562
Accrued expenses	358,180	361,604
Income taxes payable	4,613	80,204

Total current liabilities	763,469	938,370

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Class A convertible preferred stock, $.001
par value, 5,000,000 shares authorized,
560,746 shares issued and outstanding	561	561
Common stock, $.001 par value, 45,000,000
shares authorized, 5,917,945 shares
issued and outstanding	5,918	5,868
Additional paid-in capital	3,314,789	3,289,339
Accumulated deficit	(1,209,521)	(1,410,727)

	2,111,747	1,885,041

	$2,875,216	$2,823,411

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009	Sept 30, 2008

NET REVENUE	$2,134,719	$2,395,775	$6,620,738	$6,775,597
OPERATING EXPENSES:
Cost of revenues	1,538,907	1,717,373	4,850,285	4,899,550
Selling, general and administrative	510,668	556,018	1,550,749	1,756,295
Depreciation	1,104	3,720	4,232	10,790
Total operating expenses	2,050,679	2,277,111	6,405,266	6,666,635
INCOME FROM OPERATIONS	84,040	118,664	215,472	108,962

OTHER (EXPENSE) INCOME:
Interest expense, net	(996)	(9,927)	(7,232)	(27,920)
Gain (loss) on marketable securities	40	4,610	11,932	1,695
Officers’ life insurance	57,646	(80,230)	65,990	(151,932)
Equity in net (loss) income of
equity-method investee	(1,774)	(1,927)	346	(6,614)
Other income	0	500	2,400	3,429
Total other (expense) income	54,916	(86,974)	73,436	(181,342)

NET INCOME (LOSS) BEFORE INCOME TAXES	138,956	31,690	288,908	(72,380)
INCOME TAX EXPENSE	(31,807)	(44,128)	(87,702)	(53,573)

NET INCOME (LOSS)	107,149	(12,438)	201,206	(125,953)
PREFERRED STOCK DIVIDENDS EARNED	-	-	-	-
NET INCOME (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS	$107,149	$(12,438)	$201,206	$(125,953)
Net income (loss) income per share
Basic	$0.02	$0.00	$0.03	$(0.02)
Diluted	$0.02	$0.00	$0.03	$(0.02)
Weighted average number of shares
Basic	5,897,836	5,867,945	5,878,018	5,867,945
Diluted	6,458,582	5,867,945	6,438,764	5,867,945

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$201,206	$(125,953)
Adjustments to reconcile net (loss) income
to net cash provided by operating activities:
Depreciation	4,232	10,790
(Increase) Decrease of cash surrender value
of officers’ life insurance	(65,990)	151,932
Deferred income taxes	(4,000)	(8,000)
Stock option expense	-	50,700
Stock issued for services	25,500
Equity in (gain)loss of equity-method investee	(346)	6,614
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	30,355	(234,341)
(Increase) in marketable securities	(11,932)	(1,695)
(Increase) in prepaid expenses	(6,442)	(17,282)
Decrease in deposits and other assets	2318	-
(Decrease) Increase in accounts payable	(36,248)	97,351
(Decrease) Increase in accrued expenses	(4,062)	74,767
(Decrease) Increase in income taxes payable	(65,591)	49,193
Net cash provided by (used in)
operating activities	69,000	54,076

Cash flows from investing activities:
Purchases of property and equipment	-	(3,281)
Net cash used in investing activities	-	(3,281)

Cash flows from financing activities:
Additional paid in Capital	-	-
Common Stock	-	-
Preferred stock dividends	-	-
Payments on line of credit	(69,000)	(36,078)
Net cash (used in) provided by
financing activities	(69,000)	(36,078)

Net increase in cash	-	14,717

Cash - beginning of period	-	(14,528)

Cash - end of period	$-	$189

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

Note 4 – Stock Compensation:

On August 7, 2009, Premier issued 50,000 shares of stock for strategic business consulting services.  On the issue date the share per price value was $0.51, therefore an expense of $25,500 was recorded and is included in Selling, general and administrative expenses.

Note 5 – Material Transaction:

On September 18, 2009, Premier entered into an Asset Purchase Agreement with PeopleSource Inc., a North Carolina corporation (“PSI”), whereby Premier agreed to acquire substantially all of the assets of PSI.  The transaction closed on October 1, 2009.

In consideration for the purchased assets, Premier agreed to pay to PeopleSource (a) the sum of $400,000 in cash, subject to adjustment as described below; and (b) to issue to PeopleSource such number of shares of Premier’s common stock equal to $100,000, based on the closing price of the common stock on the Closing Date, as stated on the OTC Bulletin Board (the “Shares”)..

The purchase price shall be paid as follows: (i) $140,000 in cash, and delivery of the Shares within 10 days after the Closing Date; and (ii) two final cash payments based on the actual revenue number for the PSI unit during the first 12 months after the Closing Date, paid at thirteen months from the Closing Date and two years from the Closing Date.

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

Our typical customers are Fortune 500 companies (including AIG, Lincoln Financial Group, Duke Power, Bank of America, and Wells Fargo), and they continually seek expertise and knowledge in areas such as project management, business consulting, and business analysis.

Results of Operations

Net revenue for the three months ended September 30, 2009, was $2,135,000, a decrease of 10.9%, compared to $2,396,000 for the same period in 2008.  For the 2009 year-to-date period, revenue was $6,621,000 compared to $6,775,000 for the 2008 year-to-date period, a decrease of 2.2%.

Cost of revenues, defined as all costs for billable staff, were $1,539,000 or 72.1% of revenue for the three months ended September 30, 2009, as compared to $1,717,000 or 71.7% of revenue for the same period in 2008. For the 2009 year-to-date period costs were 73.2% of revenue and for the 2008 year-to-date period, costs were 72.3% of revenue.

General and administrative (G&A) expenses were $511,000 or 23.9% of revenue for the three months ended in September 30, 2009, as compared to $560,000 or 23.4% for the same period in 2008. For the 2009 year-to-date period, it was 23.5% as compared to 26.1% for the 2008 year-to-date period.  Most of the key G&A expense items including rent, professional services (legal, accounting, consulting), telecommunication, business insurance, benefits, and travel were  managed effectively and increases were offset by decreases in these categories.

Operating income for the three months ended in September 30, 2009, was $84,000 as compared to income of $118,000 for the same period in 2008.  For 2008, the Operating income included a non cash charge of $50,700 for stock option grants, detailed in Part II item 5 below.  For 2009 a non cash charge of $25,500 for a grant of stock was issued to Equity Source Partners for strategic business consulting services.  For the 2009 year-to-date period, the operating income was $215,000 compared to income of $109,000 for the 2008 year-to-date period.

Other income and expense, net, consisted of a gain of $55,000 for the three months ended in September 30, 2009, compared to a loss of $87,000 for the same period in 2008.  For the 2009 year-to-date period, the gain was $73,000 compared to a loss of $181,000 for the 2008 year-to-date period.  The loss in 2008 is mostly attributable to a net decrease in cash surrender value over premiums of variable executive life insurance (due to market fluctuation), compared to 2009 where there was an increase in cash surrender value.

The effective income tax expense for the first nine months of 2009 is 30% compared to an effective income tax expense of 74% for the same period in 2008. The change in rate is a direct result of permanent differences of officer’s life insurance and the non-cash charge for stock option grants.

Net income for the three months ended in September 30, 2009, was $107,149 or $.02 per diluted share, compared with a net loss of $12,438 for the same period in 2008, or ($.00) per diluted share. For the 2009 year-to-date period, net income was $201,206 or $.03 per diluted share, compared to a net loss of $125,953 or ($.02) for the 2008 year-to-date period.

Dividend

No Dividend has been declared as of September 30, 2009, and the Company does not anticipate declaring dividends in the future.

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

Financial Condition and Liquidity

As of September 30, 2009, we had no cash and cash equivalents representing a decrease of $189 from September 30, 2008. Net working capital at September 30, 2009, was $341,800, as compared to $110,265 on September 30, 2008. Current assets at September 30, 2009, were $1,105,268.  We had no long-term debt.  Shareholders’ equity as of September 30, 2009, was $2,111,747, which represented 73.4% of total assets.

During the nine months ended September 30, 2009, the net cash provided by operating activities was $69,000 and was primarily a result of increase in issuance of common stock of $25,500 and a decrease in accounts receivable of $30,000 and deposits of $2,300 and is offset by increases in the cash surrender value of officers’ life insurance of $66,000, marketable securities of $12,000, net deferred tax assets of $4,000 and prepaid expenses of $6,400 and decreases in accounts payable of $36,900 and accrued expenses of $4,062 and income tax payable of $65,600

Cash flows from investing activities used $0.

Financing activities provided $69,000 of cash for the nine months ended September 30, 2009. Of that decrease, $69,000 was due to payments on our revolving line of credit. We borrow or repay this revolving debt as needed based upon our working capital obligations. We believe that internally generated funds, current cash on hand, and available borrowings under our revolving credit line will be adequate to meet foreseeable liquidity needs.

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

Off-Balance-Sheet Arrangements

The Class A Preferred Stock accrues 8 % per annum dividends on a stated “dividend value”.  “Dividend value” is the amount equal to $0.98 per share for each share of Class A Preferred Stock outstanding.  The dividends began accruing June 1, 2004, and are cumulative.  Dividends are payable annually in arrears and ended in 2007.  During 2007, the Company declared and paid dividends of $43,400 ($.07 per preferred share).  At September 30, 2009, no additional dividends have accrued on these shares respectively.

As of September 30, 2009, a total of 56,852 shares of Class A Preferred Stock have been converted to 56,852 shares of Common Stock per a shareholder voluntary conversion option as indicated in the Private Offering Memorandum executed on June 7, 2004.  None have been converted during the three months ended as of September 30, 2009.

As of September 30, 2009, and during the prior three months then ended, there were no other transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings and investment market fluctuation impact on long term assets.  Management believes that interest rate fluctuations will not have a material impact on Premier’s results of operations. Market fluctuation provides investment gain or loss on variable life insurance policies (managed by Metropolitan Life).  The policies are long term assets which contribute to the financial stability of the company and can impact funding and loan capability.

Interest Rate Risks

At September 30, 2009, the Company had an outstanding balance of $179,000 under its revolving credit agreement. Interest on borrowings under the facilities are based on the daily LIBOR rate plus a 3% margin. Daily average borrowings for the 2009 third quarter were $130,688.

Market fluctuation impact on assets

For the nine months ending September 30, 2009, the valuation of the Variable Life Insurance policies had an investment gain of $65,990.

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

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2009.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

On September 18, 2009, Premier enterd into an Asset Purchase Agreement with PeopleSource Inc., a North Carolina corporation (“PSI”), whereby Premier agreed to acquire substantially all of the assets of PSI.  The transaction closed on October 1, 2009.

In consideration for the purchased assets, Premier agreed to pay to PeopleSource (a) the sum of $400,000 in cash, subject to adjustment as described below; and (b) to issue to PeopleSource such number of shares of Premier’s common stock equal to $100,000, based on the closing price of the common stock on the Closing Date, as stated on the OTC Bulletin Board (the “Shares”)..

The purchase price shall be paid as follows: (i) $140,000 in cash, and delivery of the Shares within 10 days after the Closing Date; and (ii) two final cash payments based on the actual revenue number for the PSI unit during the first 12 months after the Closing Date, paid at thirteen months from the Closing Date and two years from the Closing Date.

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

PREMIER ALLIANCE GROUP, INC.
(Registrant)
DATE: November 13, 2009	By:	/s/ Mark S. Elliott
Mark S. Elliott
President (Chief Executive Officer
and Acting Chief Financial Officer)