Form 10-K
period 2009-12-31
PREMIER ALLIANCE GROUP, INC.
filed 2010-03-31
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
[ ] Yes [X] No

State issuer’s revenues for its most recent fiscal year (ended December 31, 2009): $9,347,993

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter was.     N/A

The total number of shares of Common Stock of the Registrant outstanding as of the latest practicable date, March 16, 2010 were 6,226,835.

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

PREMIER ALLIANCE GROUP, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

 A typical customer is an organization with complex business processes, large amounts of data to manage, and changing business requirements.  We promote our services through our two delivery channels, Business Consulting and Business Solution – Information Technology divisions.  These divisions operate as one from an accounting and overall management perspective; however they are differentiated from a marketing and customer presentation perspective only.  Management reviews and oversees the divisions as one combined entity, utilizes resources across both areas, and makes operational assessments and plans together.  In light of this,Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131 “Business segments” does not require separate financial reporting and the two channels are consolidated in all financial report presentations.

Business Consulting Division. This division provides consulting expertise across a broad range of knowledge, skills and expertise. We recruit, retain, manage, and provide to our clients skilled business and technical expertise to help lead and train our customers or supplement their knowledge requirements. Our core areas of expertise in this group revolve around efforts in 1) Governance, Risk Management, and Compliance (GRC), 2) Organizational effectiveness and 3) Mergers and Acquisitions.  In these engagements we typically bill our customers on a time-and-materials basis for all work performed. We are focused on providing Knowledge Based Expertise (KBE) and because of the expertise involved and the complexity of a typical initiative, customers seeking such services from us typically commit to long-term engagements that are usually a minimum of 9 months in which our consultants work on site at customer facilities under the daily direction of the customer management.  It is very common that we obtain contract extensions with our customers for our consulting resources.

Business Solutions – Information Technology Division. This division handles advanced technologies and solutions and provides expertise in project management, architecture, and information management or business intelligence. Its focus is to service customers on a time and material, project or deliverable basis. The work can be performed at customer facilities or at our facilities.  Services provided by this group include helping customers assess their business needs and identifying the right technology solution, helping manage or implement methodologies, designing, architecting and constructing new systems and integrating them with the customer’s existing technology.  Our core expertise has been creating customized applications or systems that are web enabled and transaction based systems.  In a Solution based contract, we typically have complete control and accountability over the effort and delivery from a day to day perspective by picking resources, managing and directing them.

Recent Acquisitions. In October 2009, the Company completed an asset purchase of Peoplesource Inc, a Winston Salem, NC based organization.  This transaction contributed to a broader customer base, better geographic coverage, and more capabilities on the business development and fulfillment ends.  Back office operations were successfully integrated in October with the rest of processes and roles integrated successfully by the end of December.  We are continually seeking to expand our base and coverage, and accordingly, may seek out future acquisitions and/or mergers to pursue this strategy.

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

Operations
Our operations team encompasses several core functions within the company (Human resources and Finance).  Encompassed in HR is our employee relations function, this provides primary support and service for our consultants on a daily basis, which is critical.  This support ensures regular interaction and information sharing leading to quality services, better retention, and successful delivery to our client.  Within HR we also have the standard human resource functions (benefit administration, payroll, background processing).  Finance provides all financial processing - billing, AP, AR, and SEC reporting.

Competition
The market for professional services is highly competitive. It is also highly fragmented, with many providers and no single competitor maintaining clear market leadership. Our competition varies by location, type of service provided, and the customer to whom services are provided. Our competitors fall into four categories: large national or international vendors; software vendors and suppliers of packaged software systems; small regional consulting firms, and internal technology staff at our customers and potential customers. As a professional service firm with a focus on providing business expertise and talent our customers can group us with IT staffing firms for procurement purposes.  We believe that to compete successfully, we must differentiate ourselves from the glut of technology “staffing” firms by providing expertise that encompass business and process knowledge first and technology capabilities second.  This approach is truly recognized as providing expertise and value to the customer and can have a very positive impact on our relationship with the customers as well as alter the procurement process (in a positive manner) that we engage with to service our customers.

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

Our business consulting and business solutions accounted for substantially all of our revenues in 2009. We anticipate that revenues from our business consulting and solution services will continue to constitute substantially all of our revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, business consulting and solution services would seriously harm our business.

Our revenues depend on a small number of large sales.  If any of these customers decide they will no longer use our services, our revenues will decrease and our financial performance will be severely impacted.

To date, we have received a significant portion of our revenues from large sales to a small number of customers. During 2009, our six largest customers, Wells Fargo, Charlotte Mecklenburg Schools, GMAC Financial Services, Mecklenburg County, Bank of America, and Duke Energy together comprised approximately 85% of our total annual revenues.  Our operating results may be harmed if we are not able to complete one or more substantial sales to any large customers or we are unable to collect accounts receivable from any of our large customers in any future period.

Intense competition in our target market could impair our ability to grow and to achieve profitability.  If we do not grow, our competitive ability will be severely restricted, which would decrease our profitability.

Our competitors vary in size and in the scope and breadth of the products and services they offer. Our competitors include Deloitte, Comsys, North Highland, Accenture, CIBER as well as other national firms and a number of smaller regional firms. Many of our competitors have longer operating histories, substantially greater financial, technical, marketing, or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Increased competition is likely to result in price reductions, reduced gross margins, and loss of market share, any one of which could seriously harm our business.

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

ITEM 2.                      DESCRIPTION OF PROPERTY.

Our practice is to lease commercial office space for all of our offices. Our headquarters are located in a modern four-story building in Charlotte, North Carolina. We lease approximately 5200 square feet of space at that location, under a lease that will expire in August 2012.  In addition we have an office in Winston Salem, North Carolina.  We lease approximately 2000 square feet at that location, under a lease that will expire in December 2010.

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

ITEM 3.                      LEGAL PROCEEDINGS.

As of December 31, 2009, and as of the date of this filing, we are not a party to any pending or threatened legal proceeding.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced trading on the OTC Bulletin Board (“OTCBB”) on February 5, 2007 under the symbol PIMO.OB.  As of March 10, 2010, no significant trading market has developed.  On March 10, 2010 the closing price of the common stock as reported on OTCBB was $0.71, although, as stated above, the stock is thinly traded.  On March 20, 2010 there were approximately 164 record holders of our common stock, excluding those holders whose stock is held in street name.

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

The Board did approve a grant of non-statutory stock options under the 2008 Stock Incentive Plan to the following members of the executive management team as follows:
•	Mark Elliott with options to purchase 200,000 shares of the Company’s common stock at a purchase price of $0 .75. The option expires on May 16, 2018.
•	Kevin Hasenfus with options to purchase 200,000 shares of the Company’s common stock at a purchase price of $0.75. The option expires on May 16, 2018.
•	Robert Yearwood with options to purchase 200,000 shares of the Company’s common stock at a purchase price of $0.75. The option expires on May 16, 2018.

ITEM 6.                      SELECTED FINANCIAL DATA

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 6.

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

Results of Operations

2009 As Compared to 2008

In 2009, we recorded revenue of $9.3 million, an increase of 3.4% when compared to 2008 revenue of $9.0 million. We attribute this slight increase to 2 items, 1) the addition of revenue from the PeopleSource acquisition completed in October and 2) progress made in transitioning to more business consulting initiatives versus pure technology focused efforts.  The business consulting work we have focused on includes compliance/regulatory, M&A, and business process/engineering efforts.  This work has been less impacted from economic downturn allowing us to avoid the significant drops in revenue that affected pure technology consulting companies.

Cost of goods, defined as all costs for billable staff, were $6.9 million or 74.2% of revenue in 2009 as compared to $6.5 million or 72.2% of revenue in 2008. Major components making up Cost of goods are wages, subcontract labor, payroll taxes, and benefit costs.

General and administrative (G&A) expenses were $2.1 million or 22.6% of revenue in 2009 as compared to $2.3 million or 25.6% of revenue in 2008. We were able to effectively manage the overall key G&A expense items to offset any increases; such as overhead benefit costs, legal, accounting, other professional services, rent, travel, business insurance and network/phone expenses.  The decrease in dollars for G&A is attributed to two main cost categories from 2008, we had higher overhead wages as we had more overhead personnel in 2008 as well as we had a non cash charge of $50,700 for stock option grants in 2008.

Operating income was $295,006 or 3.1% of revenue in 2009 as compared to $223,662 or 2.5% of revenue in 2008.

Other income and expense consisted of net income of $71,757 in 2009 compared to a net expense of $1,490,821in 2008. The net expense in 2008 is primarily attributable to three items, 1) a one time impairment of goodwill relating to the merger in 1999 of SDS of $1,179,464, 2) decline in value of life insurance policies based on market fluctuation of $276,787 and 3) interest expense of $35,411.

Income taxes for 2009 resulted in an effective tax rate of 31.4%, compared to 5.9% in 2008.

In 2009 our Net income was $251,588, or $.04 per diluted share as compared to 2008 with a net loss of $1,341,653, or ($.23) per diluted share.  This Net loss includes a one time charge of $1,179,464 for goodwill impairment.

2008 As Compared to 2007

In 2008, we recorded revenue of $9.0 million, an increase of 18.4% when compared to 2007 revenue of $7.6 million. We attribute this increase in revenue to progress made in transitioning to more business consulting initiatives versus pure technology focused efforts.  The business consulting work we have focused on includes compliance/regulatory, M&A, and business process/engineering efforts.  This type of work has allowed for better bill rates and margins specifically based on the knowledge and expertise required.  In addition this work is less impacted from the ups and downs in business flows that have typically had large impacts on technology based consulting.

Cost of goods, defined as all costs for billable staff, were $6.5 million or 72.2% of revenue in 2008 as compared to $5.47 million or 72.0% of revenue in 2007. Major components making up Cost of goods are wages, subcontract labor, payroll taxes, and benefit costs.

General and administrative (G&A) expenses were $2.3 million or 25.6% of revenue in 2008 as compared to $2.07 million or 27.2% of revenue in 2007. We were able to effectively manage the overall key G&A expense items; such as overhead benefit costs, legal, accounting, other professional services, rent, travel, business insurance and network/phone expenses.  The increase in dollars for G&A is attributed to two main cost categories, we had higher overhead wages as we had more personnel in 2008 in sales and recruiting as well as we had a non cash charge of $50,700 for stock option grants

Operating income was $223,662 or 2.6% of revenue in 2008 as compared to $100,092 or 1.3% of revenue in 2007.

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

In 2001 North Carolina Premier purchased variable life insurance policies for its shareholders. In 2009 no premiums were paid, income of $76,274 was recorded as a result of the cash surrender value exceeding premiums, the cash surrender value equaled $370,032 on December 31, 2009.  In 2008 no premiums were paid, a loss of $276,787 was recorded as a result of the decrease in cash surrender value, the cash surrender value equaled $293,758.

Net interest expense decreased $25,287 from $35,411 in 2008 to $10,124 in 2009.

Marketable securities are accounted for as trading securities and are stated at market value with unrealized gains and losses accounted for in net income before income taxes.  In 2009 marketable securities were a gain of $12,522, as compared to a gain of $6,015 in 2008.

Income Taxes

Income taxes for 2009 resulted in an effective tax rate of 31.4%, compared to 5.9% in 2008.

Property and Equipment

Furniture, fixtures, and equipment are stated at cost. We provide for depreciation on a straight-line basis over estimated useful life of five years (for computer equipment) and seven years (for furniture and fixtures).

Business Combinations and Goodwill

In 1999 the company merged Software Data Services into North Carolina Premier. The client base represented the most substantial asset acquired during the merger.  An annual analysis of clients acquired and the annual billing are factors used to determine goodwill and impairment. The percentage of retained client billings (which remains significant) to the overall billing of the company and then compared to the value factor of the company.  The value factor was calculated using the most recent share price as quoted on the OTC and the percentage of ownership represented by those shares to extrapolate a fair market value for the company as a whole.  Based on these calculations, the value of the client base acquired and retained to that of the company as a whole are significantly higher then the value reported on the books and therefore no impairment has been recorded.

Purchased goodwill in the amount of $2,718,385 was being amortized over 15 years until December 31, 2001. Accumulated amortization at December 31, 2001 was $487,101. North Carolina Premier adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires that all goodwill and indefinite life intangibles no longer be amortized. Goodwill must be evaluated for impairment on an annual basis. In accordance with SFAS No. 142, an annual impairment test is performed under which the estimated fair value of goodwill is compared with its carrying value. On December 31, 2008 we recorded a non-cash goodwill impairment charge in the amount of $1,179,464.  This included a tax benefit of $27,000 for the impairment of tax deductible goodwill of $72,000.  We have completed our annual impairment evaluation for the year ended December 31, 2009, and have concluded that there is no goodwill impairment loss to be recognized.  As of December 31, 2009 and December 31, 2008 we have goodwill of $1,051,820.

In September 2004, North Carolina Premier invested in Critical Analytics Inc, a company that is developing a unique trading platform for analysts, traders, and investors. The venture combines our software development and support strengths with the architectural and industry specific business knowledge of Critical Analytics. We own 350,000 shares of stock representing approximately a 33% ownership interest in Critical Analytics. We use the equity method for recording earnings and losses. We recorded a loss on this investment of $9,607 for 2009 as compared to a loss of $11,071 for 2008.

In October 2009, Premier completed an Asset Purchase of Peoplesource Inc.   The client base and goodwill represented the most substantial assets acquired during the purchase.  An annual analysis of clients acquired and the annual billing are factors used to determine goodwill and impairment. No impairment has been recorded.
.
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

Employee Benefit Plan

We have a 401(k) plan that covers substantially all employees. Plan participants can make voluntary contributions of up to 15% of compensation, subject to certain limitations, and we match a portion of employee contributions. Total contributions to the plan for the years ended December 31, 2009 and 2008 were approximately $10,253 and $29,700 respectively, not including forfeitures that are applied to the contributions by the company.

Financial Condition and Liquidity

As of December 31, 2009, we had no cash and cash equivalents, no change from the prior year.  We continue to use our revolving Line of Credit to fund operations and have decreased our end of year balance by $37,000 over the prior year balance.  Net working capital at December 31, 2009, was $122,065, representing a decrease of $50,814.  We had long term debt of $114,606 for the purchase of PeopleSource.  Shareholders’ equity as of December 31, 2009, was $2,262,128, which represented 65% of total assets.

During the year ended December 31, 2009, the net cash provided by operating activities was $177,000 and was primarily attributable to increases in issuance of stock options for services rendered of $25,500, increases in accounts payable of $71,465 and accrued expenses of $23,387 and decreases in prepaid expenses of $2,808, net deferred tax assets of $5,000 and equity in loss of equity-method investee of $9,607,offset by increases in accounts receivable of $86,357, marketable securities of $12,523 and cash surrender value of officers’ life insurance of $76,274 and decreases in income tax payable of $47,118. Cash flows from investing activities used $$140,000 for the purchase of PeopleSource.

Financing activities used $237,078 of cash in 2009.  Of that decrease, $237,078 was due to advances on our revolving line of credit. We borrow or repay the revolving debt as needed based upon our working capital obligation.

We believe that internally generated funds, current cash on hand, and available borrowings under our revolving credit line will be adequate to meet foreseeable liquidity needs for the next 12 months.

Because of the nature of our business, we are able to monitor variable expenses tied to our revenue generation and we are able to manage and adjust our fixed costs based on overall profitability.

The following table represents the company’s most liquid assets:

	2009	2008
Cash and cash equivalents	$0	$0
Marketable securities	30,918	18,395
Officers life insurance cash surrender value	370,032	293,758
Investment in cost method investee	100,000	100,000
	500,950	411,790

The company manages cash and liquid investments in order to internally fund operating needs.  The company plans to use its available resources including any borrowing under its line of credit to invest in its operations.

The company has entered into a loan agreement for a line of credit with a financial institution which provides credit to 75% of accounts receivable aged less than 90 days up to $900,000. Borrowings under the agreement bear interest at the LIBOR rate plus 3 percent (3.23094 percent at December 31, 2009), payable monthly.  Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations.  No additional requirements are anticipated. If new business opportunities do arise additional outside funding may be required.

Outlook

Major trends that we must deal with involve the following:  1) consolidation of customer’s primary vendor lists and standardized pricing and 2) surge in off-shore and outsourced development work for technology resources.   These trends have altered the competitive landscape and viability of a domestic focused technology consulting firm, which has caused us to shift our focus.

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

By providing key business consulting skills and establishing internal “practice areas of knowledge and expertise” we can expand into other geographic markets easier, diversify our customer base and increase our overall presence as a knowledge based consulting firm.  To accomplish this we are looking at organic growth as well as merger and acquisition strategies.  We have retooled our sales and recruiting efforts to increase our focus on higher end business consulting services.  This is a growing area of need amongst clients as they place more and more value on business knowledge and business process capability.  Key initiatives have been to attract specific talent to our consulting team and to target efforts that require (1) more specialized process skills: project management, business analysis, and process reengineering and (2) specialized business skills: regulatory and compliance, merger knowledge, and financial expertise.  We see these areas as growth areas in the future. These types of customer based initiatives will allow us to separate ourselves from the “general” vendor perspective and allow us to be a value added partner, increasing opportunity and long term viability.

Our top priority is to broaden the range of services we offer by building “areas of business expertise and knowledge” and at the same time build a more geographically diverse client base. We believe that achieving this goal will require a combination of merger activity and organic growth. This will in part depend on continued improvement in the U.S. business market.

In October, the Company completed an asset purchase of Peoplesource Inc, a Winston Salem, NC based organization.  This transaction contributed to a broader customer base, better geographic coverage, and more capabilities on the business development and fulfillment ends.  Back office operations were successfully integrated 100% in October with the rest of processes and roles integrated successfully by the end of December.

Contractual Obligations

As of December 31, 2009, our contractual obligations consisted of the following lease and contractual obligations:

2010	$162,737
2011	$140,413
2012	$87,457

The leases cover office premises and leased vehicles.  Of these leases a total of $24,360 is allocated for vehicle leases and $363,747 is for office premises. Non-cancellable contracts with job search firms account for $2,500 of the obligations.

We have a loan agreement for a line of credit with a financial institution that provides us with a maximum credit line of $900,000. The line of credit is due on demand. We may only borrow up to 75% of accounts receivable aged at 90 days or less. Borrowings under the agreement bear interest at the LIBOR rate plus 3.7%, payable monthly.  In addition, the loan is collateralized by substantially all our assets and personal guarantees by the executive management team. Outstanding borrowings under the loan agreement were $211,000 and $248,000 at December 31, 2009 and 2008, respectively.

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

As of December 31, 2009, and during the prior year then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

Material Consulting Agreements

In October 2003, we engaged Cyndel & Co., Inc. as consultants and financial advisors to furnish advice with respect to operations, financing, and potential business combinations. We paid Cyndel consulting fees of $5,000 per month during portions of 2008. We terminated the agreement in relation to the monthly fee and are structuring a performance based agreement regarding potential business combinations.  In November 2004, we granted Patrick M. Kolenik and Steven J. Bayern, the principals of Cyndel, jointly an option to purchase a number of shares of our common stock equal to 4.5% of the number of shares of our common stock outstanding on the 90th day following commencement of trading of shares of our common stock (the “Option Price Date”).  On March 7, 2006, the parties agreed to modify the option to provide for the purchase of a fixed number of shares of Common Stock.  As a result, the option provides for the purchase of 289,291 shares of common stock at an exercise price equal to the average market price of a share of our Common Stock during the ten trading days immediately preceding the Option Price Date.  This option expired in May 2009.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that as of December 31, 2009 our internal control over financial reporting was effective and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal year ended December 31, 2009, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our definitive proxy statement relating to our 2009 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 11.                      EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive proxy statement relating to our 2009 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive proxy statement relating to our 2009 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to our definitive proxy statement relating to our 2009 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement relating to our 2009 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

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

PREMIER ALLIANCE GROUP, INC.

Date: March 28, 2010	By:	/s/ Mark S. Elliott
Mark S. Elliott, President

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: March 28, 2010	By:	/s/ Mark S. Elliott
Mark S. Elliott, President

Date: March 28, 2010	By:	/s/ Kevin J. Hasenfus
Kevin J. Hasenfus, Director

Date: March 28, 2010	By:	/s/ Gregory C. Morris
Gregory C. Morris, Director

Date: March 28, 2010	By:	/s/ Robert N. Yearwood
Robert N. Yearwood, Director

                                        Scharf Pera & Co., PLLC
Certified Public Accountants
4600 Park Road
Suite 112
Charlotte, North Carolina 28209
704-372-1167
Fax:  704-377-3259

Audit Committee
Premier Alliance Group, Inc.
Charlotte, North Carolina

INDEPENDENT AUDITORS’ REPORT

We have audited the accompanying balance sheets of Premier Alliance Group, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Alliance Group, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Scharf Pera & Co., PLLC

March 16, 2010
Charlotte, North Carolina

(F1)

PREMIER ALLIANCE GROUP, INC.
BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

ASSETS
	2009	2008
CURRENT ASSETS:
Cash	$-	$-
Accounts receivable	1,121,186	1,034,829
Marketable securities	30,918	18,395
Deferred tax asset - current portion	15,000	18,000
Prepaid expenses and
other current assets	37,216	40,025

Total current assets	1,204,320	1,111,249

PROPERTY AND EQUIPMENT - at
cost less accumulated depreciation	11,728	12,227

OTHER ASSETS:
Goodwill	1,450,578	1,051,820
Intangible assets – net	79,800
Investment in equity-method investee	190,432	200,039
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers' life insurance	370,032	293,758
Deferred tax asset	46,000	48,000
Deposits and other assets	6,100	6,318

	2,242,942	1,699,935

	$3,458,990	$2,823,411

See Notes to Financial Statements

(F2)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable	$211,000	$248,000
Current portion of long-term debt	133,152
Accounts payable	320,027	248,562
Accrued expenses	384,990	361,604
Income taxes payable	33,086	80,204

Total current liabilities	1,082,255	938,370

LONG-TERM DEBT	114,606	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Class A convertible preferred stock,
liquidation preference of $0.05 per share,
$.001 par value, 5,000,000 shares authorized,
560,746 shares issued and outstanding	561	561
Common stock, $.001 par value, 45,000,000
shares authorized, 6,071,791 shares
issued and outstanding	6,072	5,868
Additional paid-in capital	3,414,635	3,289,339
Accumulated deficit	(1,159,139)	(1,410,727)

	2,262,129	1,885,041

	$3,458,990	$2,823,411

See Notes to Financial Statements

(F3)

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

NET REVENUES	$9,347,993	$9,038,197

OPERATING EXPENSES:
Cost of revenues	6,926,166	6,501,996
Selling, general and administrative	2,117,122	2,299,790
Depreciation and amortization	9,699	12,749

	9,052,987	8,814,535

INCOME FROM OPERATIONS	295,006	223,662

OTHER INCOME (EXPENSE):
Interest expense, net	(12,232)	(35,411)
Goodwill impairment loss		(1,179,464)
Gain/(Loss) on marketable securities	12,522	6,015
Officers' life insurance income(expense)	76,274	(276,787)
Equity in net loss of equity-method investee	(9,607)	(11,071)
Other income	4,800	5,897

	71,757	(1,490,821)

NET INCOME (LOSS)BEFORE INCOME TAXES	366,763	(1,267,159)

INCOME TAX (EXPENSE) BENEFIT	(115,175)	(74,494)

NET INCOME (LOSS)	251,588	(1,341,653)
PREFERRED STOCK DIVIDEND	-	-
NET INCOME (LOSS)AVAILABLE FOR
COMMON STOCKHOLDERS	$251,588	$(1,341,653)
Net income (loss) per share:
Basic	$0.04	$(0.23)
Diluted	$0.03	$(0.23)
Weighted average number of shares, basic and diluted:
Basic	5,926,438	5,867,945
Diluted	6,487,184	5,867,945

See Notes to Financial Statements

(F4)

PREMIER ALLIANCE GROUP, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
						Retained
	Class A				Additional	Earnings	Total
	Preferred Stock		Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balance at
December 31, 2007	560,746	561	5,867,945	$5,868	$3,238,639	$(69,074)	$3,175,994
Stock options issued for
services rendered					50,700		50,700
Net loss						(1,341,653)	(1,341,653)
Balance at
December 31, 2008	560,746	561	5,867,945	5,868	3,289,339	(1,410,727)	1,885,041
Stock options issued for
services rendered			50,000	50	25,450		25,500
Stock issued for acquisition			153,846	154	99,846		100,000
Net income						251,588	251,588
Balance at
December 31, 2009	560,746	$561	6,071,791	$6,072	$3,414,635	(1,159,139)	$2,262,129

See Notes to Financial Statements

(F5)

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$251,588	$(1,341,653)
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation expense	9,699	12,749
(Increase)decrease in cash surrender value of
officers' life insurance	(76,274)	276,787
Stock options issued for services rendered	25,500	50,700
Decrease (increase) in net deferred tax assets	5,000	(25,000)
Equity in loss of equity-method investee	9,607	11,071
Goodwill impairment loss		1,179,464
Changes in operating assets and liabilities:
Increase in accounts receivable	(86,357)	(103,180)
Increase in marketable securities	(12,523)	(6,015)
Decrease (increase) in prepaid expenses	2,808	(1,423)
Decrease (Increase) in deposits and other assets	218	(2,318)
Increase (Decrease) in accounts payable	71,465	(40,061)
Increase in accrued expenses	23,387	50,057
(Decrease) increase in income taxes payable	(47,118)	75,732
Net cash provided by
operating activities	177,000	136,910

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	(140,000)
Purchases of property and equipment	-	(4,383)

Net cash used in investing activities	(140,000)	(4,383)

CASH FLOWS FROM FINANCING ACTIVITIES

Net payments / proceeds from line of credit	(37,000)	(237,078)
Net cash used in
financing activities	(37,000)	(237,078)

Net increase (decrease) in cash	-	(104,551)

Cash - beginning of year	-	104,551

Cash - end of year	$-	$-

See Notes to Financial Statements

(F6)

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	2009	2008

Cash payments for:
Interest	$9,444		$36,159

Income taxes	$157,293		$23,636

Cash received for:
Interest	$-		$747

Summary of non-cash operating activities:
Stock issued for services rendered	$25,500	$
Stock options issued for services rendered	$-		$50,700

See Notes to Financial Statements

(F7)

PREMIER ALLIANCE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

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

Acquisition:

On October 1, 2009, the Company purchased substantially all of the assets of Peoplesource, Inc., a North Carolina corporation pursuant to an Asset Purchase Agreement dated September 18, 2009.  In consideration of the Purchased Assets, including service contracts and office equipment, the Company agreed to pay 153,846 shares of common stock, equal to $100,000 at the closing date and an estimated $400,000 in cash over two years ($140,000 after closing, $120,000 thirteen months from closing, and the balance 24 months from closing).  The total consideration, including value of stock, is calculated as the gross revenue from Peoplesource, Inc.’s unit during the first year after acquisition multiplied by 25%.  The potential payout under this calculation is unlimited. The Company accounted for this acquisition under the acquisition method as described in Accounting Standards Codification (“ASC”) 805 – “Business Combinations”.

The following table summarizes the estimated fair values of the assets acquired at October 1, 2009:

Current assets	$ -
Property and equipment	5,000
Intangible assets – customer relationships	84,000
Goodwill	398,758
Total assets acquired	487,758
Current liabilities assumed	-
Net assets acquired	$ 487,758

Goodwill acquired in this acquisition of $398,758 is expected to be deductible for income tax purposes.

The business acquisition provided broader geographic coverage, added additional strength in sales and fulfillment as well as broadened the customer base for the Company.

(F8)

Note 2 - Summary of Significant Accounting Policies:

Cash and cash equivalents:

The Company considers all highly liquid investments having an original maturity of three months or less to be cash equivalents.  Amounts invested may exceed federally insured limits at any given time.  As a result of the Company’s cash management system, checks issued but not presented to the banks for payment may create negative book cash balances.  Such negative balances are included in trade accounts payable and totaled $61,481 and $114,147 at December 31, 2009 and 2008, respectively.

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

Acquired intangible assets consist of customer relationships.  The fair market value of the customer relationships was determined by discounting the expected future cash flows from the acquired customers.  The $84,000 of customer relationships acquired are being amortized over the estimated useful life of five years.  At December 31, 2009 accumulated amortization totaled $4,200.  The amortization expense of $4,200 for the year ended December 31, 2009 is included under depreciation and amortization on the statement of operations.

Amortization expense related to customer lists are expected to be as follows for the years ended:

December 31, 2010	$16,800
December 31, 2011	16,800
December 31, 2012	16,800
December 31, 2013	16,800
December 31, 2014	16,800
$79,800

(F9)

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

Income taxes:

Effective with the conversion to a C Corporation, the Company accounts for income taxes under FASB ASC Topic 740 “Income Taxes”.  Under FASB ASC 740-10-30, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled (See Note 12).

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 740. FASB ASC 740-10 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the balance sheet. It also provides guidance on derecognition, measurement and classification of amounts related to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim period disclosures and transition relating to the adoption of new accounting standards. Under FASB ASC 740-10, the recognition for uncertain tax positions should be based on a more-likely-than-not threshold that the tax position will be sustained upon audit. The tax position is measured as the largest amount of benefit that has a greater than fifty percent probability of being realized upon settlement.

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

Subsequent events:

                The Company evaluated all events and transactions through March 15, 2010, the date we issued these financial statements. During this period we did not have any material recognizable or non-recognizable subsequent events.  Subsequent to December 31, 2009, the Company entered into a letter of intent to purchase the assets of Intronics Solutions, LLC, a privately held, Kansas-based technology consulting and staffing company.  The acquisition is subject to certain requirements including due diligences and is targeted to be completed by April 30, 2010.  This acquisition is a type 2 subsequent event and no adjustments were made in these financial statements as a result of this transaction.

(F10)

Note 2 - Summary of Significant Accounting Policies (continued):

Recent pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, now included within FASB ASC 105, is effective for interim and annual periods ending after September 15, 2009. The adoption of FASB ASC 105 did not have an impact on the Company’s results of operations and financial position, but changes the referencing system for accounting standards.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), now included in FASB ASC 810. FASB ASC 810 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. FASB ASC 810 is effective for fiscal years beginning after November 15, 2009, and interim periods within those years. The Company does not expect the adoption of FASB ASC 810 to have a material impact on its results of operations and financial position.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS 166”), now included in FASB ASC 860. FASB ASC 860 amends the derecognition guidance in FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009, and interim periods within those years. The Company does not expect the adoption of FASB ASC 860 to have a material impact on its results of operations and financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), now referred to as FASB ASC 855 “Subsequent Events” (“FASB ASC 855”). FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. FASB ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FASB ASC 855 is effective on a prospective basis for interim or annual periods ending after June 15, 2009. The adoption of FASB ASC 855 did not have an impact on the Company’s results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, now included within FASB ASC 815. FASB ASC 815 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB ASC 815 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. FASB ASC 815 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of this statement did not have an impact on the Company’s results of operations or financial position.

(F11)

Note 2 - Summary of Significant Accounting Policies (continued):

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, now included within FASB ASC 810 “Consolidation” (“FASB ASC 810”). FASB ASC 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FASB ASC 810 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption of this statement did not have an impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, now included within FASB ASC 805 “Business Combinations” (“FASB ASC 805”). FASB ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FASB ASC 805 also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of this statement did not have an impact on the Company’s results of operations or financial position.

(F12)

Note 3 - Property and Equipment:

The principal categories and estimated useful lives of property and equipment are as follows:

			Estimated
	2009	2008	Useful Lives
Office Equipment	$293,846	$288,846	5 years
Furniture and Fixtures	55,175	55,174	7 years
Computer Software	17,100	17,100	3 years
	366,121	361,120
Less: accumulated depreciation	(354,393)	(348,893)
	$11,728	$12,227

Note 4 - Marketable Securities Classified as Trading Securities:

Under FASB ASC Topic 320-10-25 “Investments-Debt and Equity Securities”, securities that are bought and held principally for the purpose of selling them in the near term (thus held only for a short time) are classified as trading securities.  Trading generally reflects active and frequent buying and selling, and trading securities are generally used with the objective of generating profits on short-term differences in price.  The unrealized holding loss as of December 31, 2009, is as follows:

Fair Market
	Cost	Value	Holding Loss
Equity Investments	$ 46,092	$ 30,918	$ 15,174

The unrealized holding loss as of December 31, 2008, is as follows:

Fair Market
	Cost	Value	Holding Loss
Equity Investments	$ 33,135	$ 18,395	$ 14,740

(F13)

Note 5 - Investment in Equity-Method Investee:

In 2004, the Company invested $250,000 for a 33 percent ownership of Critical Analytics, Inc.  Critical Analytics, Inc. is in the business of software development and financial consulting services.  In 2009 Premier received revenue of $10,000 from Critical Analytics, Inc. for consulting services provided during the year.

In January 2007, the Company’s ownership percentage increased to 35 percent.  The Company accounts for this investment using the equity method.  The Company records its proportionate share of income or loss from Critical Analytics, Inc.’s results of operations; correspondingly, the carrying amount of the investment is increased by equity in earnings and reduced by equity in losses.  During 2009 and 2008, the Company recorded losses of $9,607 and $11,071 as its equity in Critical Analytics, Inc., respectively.  Summarized financial information of Critical Analytics, Inc. at December 31, 2009 and 2008 is as follows:

	2009	2008
Assets:
Current assets	$220,003	$247,597
Property and equipment – net	55,796	56,764

	$275,799	$304,361

Liabilities and stockholders’ equity:
Current liabilities	$1,160	$902
Stockholders’ equity	274,639	303,459
	$275,799	$304,361

Gross revenue	$-	$-
Other income / (loss)	20,718	(16,948)
Operating expenses	(49,538)	(16,265)
Net loss	$(28,820)	$(33,213)

Note 6 - Investment in Limited Liability Company:

The Company has an investment in a limited liability company, which owns approximately 33 percent of the office building that the Company leases office space from in Charlotte, North Carolina.  The Company’s investment represents an approximate 3 percent share of ownership in the limited liability company.  Because the limited liability company interest does not have a readily determinable fair value, the Company accounts for its investment using the cost method. Accordingly, the carrying value of $100,000 is equal to the capital contribution the Company has made.  Income is recognized when capital distributions are received by the Company and totaled $4,800 and $4,800 for the years ended December 31, 2009 and 2008, respectively.

Note 7- Goodwill Impairment:

The Company completed an annual impairment evaluation for the year ended December 31, 2009 and recorded no additional impairment.   In 2008, the Company recorded a non-cash goodwill impairment charge in the amount of $1,179,464, which is related primarily to net operating income that the Company now believes will not be realized.  This includes a tax benefit of $27,000 for the impairment of tax deductible goodwill of $72,000.  In determining the impairment charge, the Company used a computation involving current revenue stream from the acquired organization in comparison to the total revenue stream of the Company and applied this to a current market valuation of the overall company, based on share price.  The balance recorded as goodwill as of December 31, 2009 and 2008 is $1,450,578 and $1,051,820, respectively, net of accumulated impairment of $1,179,464.

(F14)

Note 8 - Accrued Expenses:

Accrued expenses consisted of the following at December 31, 2009 and 2008:

	2009	2008
Accrued payroll	$298,675	$266,548
Accrued vacation	29,979	42,131
Other accrued liabilities	56,336	52,925

	$384,990	$361,604

Note 9 - Notes Payable:

The Company has entered into a loan agreement for a line of credit with a financial institution, providing the Company with a maximum credit line of $900,000.  The line of credit is due on demand.  The line of credit is secured by all accounts receivable and the assignment of two life insurance policies with a cash surrender value of $248,665 and $199,625 at December 31, 2009 and 2008.  Borrowings under the agreement bear interest at LIBOR plus 3 percent (3.2 and 3.4 percent at December 31, 2009 and 2008, respectively), payable monthly.  Outstanding borrowings under the loan agreement were $211,000 and $248,000 at December 31, 2009 and 2008, respectively.

Note 10 – Long-Term Debt

Long-term debt consists of a note payable to the owner of Peoplesource, Inc. related to the acquisition on October 1, 2009 (See Note 1).  The Company estimates the annual revenue amount from Peoplesource, Inc.’s unit to be $2,000,000 and therefore estimates the total cash payout to be $400,000.  A payment of $140,000 was made in October 2009.  A second payment of $140,000 is to be paid on November 1, 2010 and the final payment is to be made on October 1, 2011.  The note was non-interest bearing and therefore interest was imputed at the Company’s borrowing rate of 3.23 percent.  At December 31, 2009, $1,974 of accrued interest is recorded in accrued expenses.  Principal balance outstanding at December 31, 2009 is $247,758, of which $133,152 is included in current liabilities.

Note 11 - Stockholders’ Equity:

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

During 2009, the Company issued 50,000 shares of common stock in exchange for consulting services.  Consulting expenses related to this issuance of $25,500 was recorded in operating expenses.

On October 1, 2009, the Company issued 153,846 shares of common stock related to the acquisition of Peoplesource, Inc. See Note 1 for further details.

(F15)

Class A Convertible Preferred Stock:

On November 5, 2004, the Company issued 4,323,137 Class A Preferred shares to the stockholders of Old Premier in exchange for all the outstanding preferred stock of Old Premier.  Old Premier had issued preferred stock on June 6, 2004, for $576,208, net of issue costs.  On December 16, 2004, the Company effected a 7:1 reverse split of its outstanding preferred shares resulting in 617,598 preferred shares outstanding.  During the year ended December 31, 2007, 56,852 shares of preferred stock were converted to an equal number of common shares.  No additional shares were converted in 2009.  The total number of preferred shares outstanding on December 31, 2009 is 560,746.

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

Stock Options:

In 2004, the Company issued options to a consultant to the Company.  The options are for 289,291 common shares on the “option price date” at an exercise price equal to the average market price of the Company’s common stock during the 10 trading days immediately prior to the “option price date”.  The   “option price date” is defined as the 90th day after the commencement of the trading of shares of the Company’s common stock.  At the option price date of May 1, 2007, the options were for 289,291 common shares with an exercise price of $2.75 per share.  The options expired May 1, 2009 without being exercised.

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

(F16)

Note 12 - Income Taxes:

Significant components of the income tax provision are summarized as follows:

	2009	2008
Current provision:
Federal	$90,457	$81,687
State	19,718	17,807
Deferred provision:
Federal	4,000	(20,000)
State	1,000	(5,000)
	$115,175	$74,494

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income before income taxes for the years ended December 31, 2009 and 2008 follows:

	2009	2008
Federal statutory rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	4.5	4.5
Permanent difference	(7.1)	(32.6)
	31.4%	5.9%

(F17)

Note 12 - Income Taxes (continued):

The Company provides for income taxes using the liability method in accordance with FASB ASC Topic 740 “Income Taxes”.  Deferred income taxes arise from the differences in the recognition of income and expenses for tax purposes.  Deferred tax assets and liabilities are comprised of the following at December 31, 2009 and 2008:

	2009	2008
Deferred income tax assets:
Accrued compensation federal	$9,000	$13,000
Trading securities	6,000	6,000
Intangible assets	28,000	33,000
Investment in equity-method investee	23,000	19,000
	66,000	71,000
Less: valuation allowance	-	-
Deferred income tax assets	$66,000	$71,000

Deferred income tax liabilities:
Property and equipment	$(5,000)	$(5,000)
Total deferred tax liabilities	$(5,000)	$(5,000)
Net deferred income tax assets:
Current	$15,000	$18,000
Non-current	46,000	48,000
	$61,000	$66,000

(F18)

Note 13 - Net (Loss) Income Per Share:

In accordance with FASB ASC Topic 260-1-50, “Earnings per Share”, and SEC Staff Accounting Bulletin No. 98, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted - average number of common shares outstanding during the period.  Under FASB ASC 260-10-50, diluted income or loss per share is computed by dividing net income or loss for the period by the weighted - average number of common and common equivalent shares, such as stock options, warrants and convertible securities outstanding during the period.  Such common equivalent shares have not been included in the Company’s computation of net income (loss) per share in 2008, as their effect would have been anti-dilutive based on the strike price as compared to the average trading price.

	2009	2008

Basic:
Numerator – net income(loss) available to common stockholders	$251,588	$(1,341,653)
Denominator – weighted – average shares outstanding	$5,926,438	$5,867,945
Net income (loss) per share – Basic	$0.04	$(0.23)

Diluted:
Numerator – net income (loss) available to all stockholders	$251,588	$(1,341,653)
Denominator - weighted – average shares outstanding	$5,926,438	$5,867,945
Assumed conversion of converted preferred stock	560,746
	6,487,184
Net income (loss) per share – Diluted	$0.04	$(0.23)

Incremental common shares (not included due to their anti-dilutive nature)
Stock options	600,000	889,291
Convertible preferred stock	-	560,746
	600,000	1,450,037

(F19)

Note 14 - Commitments and Contingencies:

The Company is obligated under various operating leases for office space and automobiles and is obligated under non-cancelable contracts with job search firms.

The future minimum payments under non-cancelable operating leases and non-cancelable contracts with initial remaining terms in excess of one year (including the related party lease), as of December 31, 2009, are as follows:

Year Ending December 31,	Required Payments
2010	$162,737
2011	140,413
2012	87,457
2013	-
Thereafter	-
$390,607

Expenses for operating leases during 2009 and 2008 were approximately $171,174 and $199,009, respectively.

The Company has a three percent ownership interest in a limited liability company that owns approximately 33 percent of the building the Company leases office space from in Charlotte, North Carolina.  Additionally, an individual stockholder of the Company owns approximately 30 percent of the same limited liability company.  Rent expense pertaining to this operating lease during 2009 and 2008 was approximately $151,088 and $187,290, respectively.

Note 15 - Employee Benefit Plan:

The Company has a 401(k) plan which covers substantially all employees.  Plan participants can make voluntary contributions of up to 15 percent of compensation, subject to certain limitations.  Under this plan, the Company matches a portion of employee deferrals.  Total company contributions to the plan for the years ended December 31, 2009 and 2008 were approximately $10,254 and $36,534, respectively.

Note 16 - Advertising:

The Company expenses advertising costs as incurred.  Advertising expenses for the years ended December 31, 2009 and 2008 were $4,615 and $3,888, respectively.

Note 17 - Major Customers:

Approximately 71 and 69 percent of total revenues were earned from three customers for the years ended December 31, 2009 and 2008, respectively.

(F20)

Note 18 – Pro-Forma Financial Information:

The following unaudited pro-forma data summarizes the results of operations for the years ended December 31, 2009 and 2008, as if the purchase of Peopleource, Inc. had been completed January 1, 2008.  The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2008 and January 1, 2009 or of results that may occur in the future.

	December 31, 2009	December 31, 2008
Net revenues	$10,975,159	$12,310,520
Operating income (loss)	269,613	(1,313,594)
Net income (loss) per share – basic	0.04	(0.22)
Net income (loss) per share- diluted	0.04	(0.22)

Revenues contributed from October 1, 2009 thru December 31, 2009 from the Peoplesource, Inc. acquisition accounted for $511,071 with earnings of $67,404.

(F21)