Form 10-Q
period 2010-03-31
PREMIER ALLIANCE GROUP, INC.
filed 2010-05-14
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or

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

Non-accelerated filer   [ ]                                                                Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 6,562,765 shares of common stock were outstanding as of May  05, 2010.

PART I
FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

PREMIER ALLIANCE GROUP, INC.
BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash	$9000	$-
Accounts receivable	1,428,714	1,121,186
Marketable securities	31,273	30,918
Deferred income taxes	24,000	15,000
Prepaid expenses	21,745	37,216

Total current assets	1,514,732	1,204,320

PROPERTY AND EQUIPMENT - at cost less
accumulated depreciation	10,536	11,728

OTHER ASSETS:
Goodwill	1,450,578	1,450,578
Intangible assets - net	75,600	79,800
Investment in equity-method investee	182,359	190,432
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers’ life insurance	387,112	370,032
Deferred income taxes	50,000	46,000
Deposits and other assets	6,100	6,100

	2,251,749	2,242,942

	$3,777,017	$3,458,990

See Notes to Financial Statements

	(Unaudited)
	March 31,	December 31,
	2010	2009

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable	$385,000	$211,000
Current portion of long-term debt	133,152	133,152
Accounts payable	359,915	320,152
Accrued expenses	508,264	384,990
Income taxes payable	7,903	33,086

Total current liabilities	1,394,234	1,082,255

LONG-TERM DEBT	114,606	114,606

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Class A convertible preferred stock, $.001
par value, 5,000,000 shares authorized,
95,613 shares issued and outstanding	96	561
Common stock, $.001 par value, 45,000,000
shares authorized, 6,536,924 shares
issued and outstanding	6,537	6,072
Additional paid-in capital	3,414,635	3,414,635
Accumulated deficit	(1,153,091)	(1,159,139)

	2,268,177	2,262,129

	$3,777,017	$3,458,990

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2010	March 31, 2009

NET REVENUE	$2,875,359	$2,440,319
OPERATING EXPENSES:
Cost of revenues	2,276,733	1,787,710
Selling, general and administrative	611,393	541,791
Depreciation	1,191	1,680
Total operating expenses	2,889,317	2,331,181
INCOME FROM OPERATIONS	(13,958)	109,138

OTHER (EXPENSE) INCOME:
Interest expense, net	(2,287)	(3,477)
Gain (loss) on marketable securities	354	3,945
Officers’ life insurance	17,080	(42,352)
Equity in net (loss) income of
equity-method investee	(8,073)	-
Other income	2,475	-
Total other (expense) income	9,008	(41,884)

NET INCOME (LOSS) BEFORE INCOME TAXES	(4,950)	67,254
INCOME TAX BENEFIT (EXPENSE)	10,998	(43,081)

NET INCOME (LOSS)	6,048	24,173
PREFERRED STOCK DIVIDENDS EARNED	-	-
NET INCOME (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS	$6,048	$24,173
Net income (loss) income per share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Weighted average number of shares
Basic	6,142,422	5,867,945
Diluted	6,238,035	6,428,691

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$6,048	$24,173
Adjustments to reconcile net (loss) income
to net cash provided by operating activities:
Depreciation	5,392	1,680
(Increase) Decrease of cash surrender value
of officers’ life insurance	(17,080)	42,352
Deferred income taxes	(13,000)	(4,000)
Stock option expense	-	-
Stock issued for services		-
Equity in loss(gain) of equity-method investee	8,073	-
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(308,138)	(216,374)
(Increase) in marketable securities	(355)	(3,945)
Decrease (Increase) in prepaid expenses	16,082	16,351
Decrease in deposits and other assets	-	2,318
Increase (Decrease) in accounts payable	39,888	(16,475)
Increase (Decrease) in accrued expenses	123,274	67,132
(Decrease) Increase in income taxes payable	(25,184)	(35,212)
Net cash provided by (used in)
operating activities	(165,000)	(122,000)

Cash flows from investing activities:
Purchases of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Additional paid in Capital	-	-
Common Stock	-	-
Preferred stock	-	-
Payments (proceeds) on line of credit	174,000	122,000
Net cash (used in) provided by
financing activities	174,000	122,000

Net increase in cash	9000	-

Cash - beginning of period	-	-

Cash - end of period	$9000	$-

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

Note 1 – Basis of Presentation:

The accompanying unaudited interim financial statements of Premier Alliance Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2009 as reported in the 10-K have been omitted.

Note 2 – Cash and Cash Equivalents:

Cash equivalents consist of all highly liquid investments with an original maturity of three months or less.  As a result of the Company's cash management system, checks issued but not presented to the banks for payment may create negative book cash balances.  Such negative balances are included in trade accounts payable.

Note 3 – Material Transaction:

  On April 30, 2010, the Company entered into an agreement and closed on the purchase of substantially all of the assets of Intronics Solutions, LLC, a privately held, Kansas-based technology consulting and staffing company.  This acquisition is a type 2 subsequent event and no adjustments were made in these financial statements as a result of this transaction.

In consideration of the Purchased Assets (as defined), including service contracts and office equipment, the Company paid to Intronic (a) the sum of $300,000 in cash, and (b) issued 795,455 shares of common stock, equal to $700,000 at a price per share of $0.88, which is based on the 5-day average closing price of the common stock for the five days prior to the Closing Date.  The Registrant also entered into employment agreements with two of the principals of Intronic.  These employment agreements contain bonus and stock option incentives based on achieving certain target revenues.

Subsequent events:

  The Company evaluated all events and transactions through May 6, 2010, the date we issued these financial statements.  On April 7, 2010, the Company entered into a term sheet (“Term Sheet”) with Cape One Financial Advisors (“Cape One”).  The terms are for the issuance of a senior secured convertible debenture and warrants to Cape One in consideration of $350,000.   The Term Sheet provides that the Debenture be convertible at a conversion value of $0.70 per share.

On April 12, 2010, the Company commenced an offering of its securities to accredited investors.  The Company offered 20 units, each unit consisting of 80,000 shares of Series B convertible preferred stock and 60,000 warrants.  Each unit was priced at $56,000. On April 30 and May 6, 2010, the Company closed on an aggregate of $ 364,000.00   in gross proceeds.  The Company paid an aggregate of $ 29,120.00     in commissions and issued warrants to a registered broker.  The offering period will end on May 12, 2010, unless extended for 30 days at the Company’s discretion.

Note 4– Pro-Forma Financial Information:

The following unaudited pro-forma data summarizes the results of operations for the three months ended March 31, 2009 as if the purchase of Peopleource, Inc. had been completed January 1, 2009.  The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2009 or of results that may occur in the future.

Three months ended March 31, 2009
Net revenues	$ 2,931,963
Operating income (loss)	(28,304)
Net income (loss) per share – basic	(0.00)
Net income (loss) per share- diluted	(0.00)

Revenues contributed from January 1, 2010 thru March 31, 2010 from the Peoplesource, Inc. acquisition accounted for $531,849 with income before taxes of $82,013.

Note 5 – Class A Convertible Preferred Stock:

During the quarter ended March 31, 2010, 465,133 Class A Convertible Preferred shares were converted to common shares on a one to one basis.  The number issued and outstanding of these Class A Convertible Preferred shares is 95,613.

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

Results of Operations

Net revenue for the three months ended March 31, 2010 was $2,875,000, an increase of 17.8%, compared to $2, 440,000 for the same period in 2009.  An increase in revenues for this period, attributed to the Peoplesource Inc. acquisition accounts for $531,849 of the overall revenue.

Cost of revenues, defined as all costs for billable staff, were $2,277,000 or 79.1% of revenue for the three months ended Mach 31, 2010, as compared to $1,788,000 or 73.3% of revenue for the same period in 2009. The increase in cost of revenues as a percentage of revenue for this period is primarily a result of 1) higher wages for key senior consultants required for specific GRC based engagements and 2) a higher cost basis and lower margin of the business provided from the Peoplesource Inc. acquisition.

General and administrative (G&A) expenses were $612,000 or 21.3% of revenue for the three months ended in Mach 31, 2010, as compared to $543,000 or 22.3% for the same period in 2009.  Most of the key G&A expense items including rent, professional services (legal, accounting, consulting), telecommunication, business insurance, benefits, and travel were managed effectively and increases were primarily offset by decreases within these categories.  The overall increase expense in G&A was mainly attributed to external business consulting services related to M&A activity as well as management direction of overhead resources/wages.

Operating income for the three months ended in Mach 31, 2010, was a loss of $13,958 as compared to income of $109,000 for the same period in 2009.

Other income and expense, net, consisted of a gain of $9,000 for the three months ended in March 31, 2010, compared to a loss of $42,000 for the same period in 2009.  The gain is mostly attributable to a net increase in cash surrender value over premiums of variable executive life insurance (due to market fluctuation).

The effective income tax credit for the first three months of 2010 is 222% compared to an effective income tax expense of 64.1% for the same period in 2009. The change in rate is a direct result of permanent differences of officer’s life insurance.

Net income for the three months ended in March 31, 2010, was $6,048 or ($.00) per diluted share, compared with net income of $24,173 for the same period in 2009, or ($.00) per diluted share.

Dividend

No Dividend has been declared as of March 31, 2010, and the Company does not anticipate declaring dividends in the future.

Critical Accounting Policies

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of any agreement exists, services have been rendered, and collectability is reasonably assured, therefore, revenue is recognized when the Company invoices customers for completed services at contracted rates and terms.

Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in calculating tax credits, tax benefits, and deductions that arise from differences in the timing of recognition of revenue and expense for tax and financial-statement purposes.

We assess the likelihood that we will be able to recover deferred tax assets. If recovery is unlikely, we must increase the provision for taxes by recording a valuation allowance against the estimated deferred tax assets that will not ultimately be recoverable. As of March 31, 2010, we believed that all of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is unlikely.

Financial Condition and Liquidity

As of March 31, 2010, we had cash and cash equivalents of $9000 representing an increase of $9000 from March 31, 2009. Net working capital at March 31, 2010, was $120,499, as compared to $244,403 on March 31, 2009. Current assets at March 31, 2010, were $1,514,732.  We had long-term debt of $114,605.  Shareholders’ equity as of March 31, 2010, was $2,268,177, which represented 60% of total assets.

During the three months ended March 31, 2010, the net cash used by operating activities was $165,000 and was primarily a result of increases in accounts receivable of $308,138, cash surrender value of officers’ life insurance of $17,080, and net deferred tax assets of $13,000 and a decrease in income taxes payable of $25,184 offset by increases in accrued expenses of $123,274 and accounts payable of $39,888 and decreases in prepaid expenses of $16,082 and loss in equity-method investment of $8,073.

Cash flows from investing activities was $0.

Financing activities provided $174,000 of cash for the three months ended March 31, 2010. Of that increase, $174,000 was due to borrowing on our revolving line of credit. We borrow or repay this revolving debt as needed based upon our working capital obligations. We believe that internally generated funds, current cash on hand, and available borrowings under our revolving credit line will be adequate to meet foreseeable liquidity needs.

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

By providing key business consulting skills and establishing internal “subject matter groups of knowledge” we can expand into other geographic markets easier, diversify our customer base and increase our overall presence.  To accomplish this we are looking at organic growth as well as merger and acquisition strategies.  We have retooled our sales and recruiting efforts to increase our focus on higher end business consulting services.  This is a growing area of need amongst clients as they place more and more value on business knowledge and business process capability.  Key initiatives have been to attract specific talent to our consulting team and to target efforts that require (1) more specialized process skills: project management, business analysis, and process reengineering and (2) specialized business skills such as: regulatory and compliance, merger knowledge, and financial expertise.  We see these areas as growth areas in the future. These types of customer based initiatives will allow us to separate ourselves from the “general” vendor perspective and allow us to be a value added partner, increasing opportunity and long term viability.

Our top priority is to broaden the range of services we offer by building “areas of business expertise” and at the same time build a more geographically diverse client base. We believe that achieving this goal will require a combination of merger activity and organic growth. This will in part depend on continued improvement in the U.S. business market.

Off-Balance-Sheet Arrangements

As of March 31, 2010, a total of 521,985 shares of Class A Preferred Stock have been converted to 521,985 shares of Common Stock per a shareholder voluntary conversion option as indicated in the Private Offering Memorandum executed on June 7, 2004.  465,133 shares were converted during the three months ended March 31, 2010.

As of March 31, 2010, and during the prior three months then ended, there were no other transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

Interest Rate Risks

At March 31, 2010, the Company had an outstanding balance of $385,000 under its revolving credit agreement. Interest on borrowings under the facilities are based on the daily LIBOR rate plus a 3.7% margin. Daily average borrowings for the 2010 first quarter were $309,262.

Market fluctuation impact on assets

For the three months ending March 31, 2010, the valuation of the Variable Life Insurance policies had an investment gain of $17,080.

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

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2010.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Other Information

None

Item 5. Exhibits

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

PREMIER ALLIANCE GROUP, INC.
(Registrant)
DATE: May 14, 2010	By:	/s/ Mark S. Elliott
Mark S. Elliott
President (Chief Executive Officer
and Acting Chief Financial Officer)