Form 10-Q
period 2010-06-30
PREMIER ALLIANCE GROUP, INC.
filed 2010-08-13
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or

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
[ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 7,398,220 shares of common stock were outstanding as of August 7, 2010.

PART I
FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

PREMIER ALLIANCE GROUP, INC.
BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash	$607,801	$-
Accounts receivable	1,908,247	1,121,186
Marketable securities	29,511	30,918
Deferred income taxes	28,000	15,000
Prepaid expenses	71,377	37,216

Total current assets	2,644,936	1,204,320

PROPERTY AND EQUIPMENT - at cost less
accumulated depreciation	28,718	11,728

OTHER ASSETS:
Goodwill	2,363,578	1,450,578
Intangible assets - net	138,400	79,800
Investment in equity-method investee	182,265	190,432
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers’ life insurance	334,930	370,032
Deferred income taxes	52,000	46,000
Loan Fees - net	35,185	0
Deposits and other assets	6,100	6,100

	3,212,458	2,242,942

	$5,886,112	$3,458,990

See Notes to Financial Statements

	(Unaudited)
	June 30,	December 31,
	2010	2009

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable	$626,000	$211,000
Current portion of long-term debt	122,611	133,152
Accounts payable	417,143	320,152
Accrued expenses	657,494	384,990
Income taxes payable	22,827	33,086

Total current liabilities	1,846,075	1,082,255

LONG-TERM DEBT	152,998	114,606

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Class A convertible preferred stock, $.001
par value, 5,000,000 shares authorized,
69,772 Pref A shares issued and Outstanding,	69	561
Class B convertible preferred stock, $.001
par value, 2,000,000 shares authorized,
960,000 Pref B shares issued and Outstanding	960
Common stock, $.001 par value, 45,000,000
shares authorized, 7,398,220 shares
issued and outstanding	7,398	6,072
Additional paid-in capital	5,090,235	3,414,635
Accumulated deficit	(1,211,623)	(1,159,139)

	3,887,039	2,262,129

	$5,886,112	$3,458,990

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)
	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

NET REVENUE	$3,971,927	$2,045,699	$6,847,286	$4,486,019
OPERATING EXPENSES:
Cost of revenues	3,082,290	1,523,668	5,359,023	3,311,378
Selling, general and administrative	843,312	498,289	1,454,704	1,040,081
Depreciation	1,818	1,448	3,010	3,128
Total operating expenses	3,927,420	2,023,405	6,816,737	4,354,587
INCOME (LOSS) FROM OPERATIONS	44,507	22,294	30,549	131,432

OTHER (EXPENSE) INCOME:
Interest expense, net	(35,085)	(2,759)	(37,913)	(6,236)
Gain (loss) on marketable securities	(1,763)	7,947	(1,408)	11,892
Officers’ life insurance	(52,182)	50,696	(35,101)	8,344
Equity in net (loss) of
equity-method investee	(94)	2,120	(8,167)	2,120
Other income	0	2,400	2,474	2,400
Total other (expense) income	(89,124)	60,404	(80,115)	18,520

NET INCOME (LOSS) BEFORE INCOME TAXES	(44,617)	82,698	(49,566)	149,952
INCOME TAX (EXPENSE) BENEFIT	(13,916)	(12,814)	(2,918)	(55,895)

NET (LOSS) INCOME	(58,533)	69,884	(52,484)	94,057
PREFERRED STOCK DIVIDENDS EARNED	-	-	-	-
NET (LOSS) INCOME AVAILABLE TO COMMON
STOCKHOLDERS	$(58,533)	$69,884	$(52,484)	$94,057
Net income (loss) per share
Basic	$(0.01)	$0.01	$(0.01)	$0.02
Diluted	$(0.01)	$0.01	$(0.01)	$0.01
Weighted average number of shares
Basic	6,628,820	5,867,945	7,111,009	5,867,945
Diluted	6,628,820	6,428,691	7,111,009	6,428,691

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$(52,484)	$94,057
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation	14,225	3,128
Amortization of debt discount	25,771
Decrease (increase) of cash surrender value
of officers’ life insurance	35,101	(8,343)
(Increase) in Deferred income taxes	(19,000)	(6,000)
Consulting expense paid with warrants	47,805	-
Equity in (gain) loss of equity-method investee	8,167	(2,120)
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(787,061)	264,703
Decrease (Increase) in marketable securities	1,408	(11,892)
(Increase) Decrease in prepaid expenses	(34,161)	(34,221)
Decrease in deposits and other assets	-	2,318
Increase (Decrease)in accounts payable	97,116	12,285
Increase (Decrease) in accrued expenses	272,503	(47,517)
(Decrease) Increase in income taxes payable	(10,259)	(65,398)
Net cash (used in) provided by
operating activities	(400,869)	201,000

Cash flows from investing activities:
Acquisitions	(1,000,000)
Purchases of property and equipment	-	-
Net cash used in investing activities	(1,000,000)	-

Cash flows from financing activities:
Issuance of Common Stock	40
Issuance of Preferred Stock	672,000
Issue costs and commissions – preferred stock	(62,370)
Issuance of convertible debentures	350,000
Original issue discount - convertible debentures	(28,000)
Loan Fees – convertible debentures	(38,000)	-
(Net payments)/Proceeds from line of credit	415,000	(201,000)
Net cash (used in) provided by
financing activities	2,008,670	(201,000)

Net increase in cash	607,801	-

Cash - beginning of period	-	-

Cash - end of period	$607,801	$-

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010 AND 2009
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

Note 3 – Material Transactions:

  On June 22, 2010, the Company entered into a Letter of Intent to purchase Q5Group, a privately held California business and financial consulting company.

In consideration Premier will purchase all of the outstanding capital stock of Q5 and will pay to Q5 (a) the sum of $200,000 in cash, and (b) issue such number of shares equal to $800,000 based on the 5-day average closing price of the common stock for the five days prior to the Closing Date.  The Registrant will also enter into employment agreements with key principals of Q5.  These employment agreements contain bonus and stock option incentives based on achieving certain target revenues.

On April 30, 2010, the Company purchased of substantially all of the assets of Intronics Solutions, LLC, (Intronic) a privately held, Kansas-based technology consulting and staffing company.

In consideration of the Purchased Assets (as defined), including intangible assets and office equipment, the Company paid to Intronic (a) the sum of $300,000 in cash, and (b) issued 795,455 shares of common stock, equal to $700,000 at a price per share of $0.88, which is based on the 5-day average closing price of the common stock for the five days prior to the Closing Date.  The Company also entered into employment agreements with two of the principals of Intronic.    The following summarizes the fair values of the assets acquired:

Current assets	$ -
Property and equipment	20,000
Intangible assets-customer relationships	67,000
Goodwill	913,000
Total assets acquired	1,000,000
Liabilities assumed	-
Net assets acquired	$1,000,000

Note 4– Pro-Forma Financial Information:

The following unaudited pro-forma data summarizes the results of operations for the three months ended June 30, 2010 as if the purchase of Peoplesource, Inc. and Intronic Solutions Group had been completed January 1, 2009.  The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2009 or of results that may occur in the future.

	Three months ended June 30, 2009	Six months ended June 30, 2009
Net revenues	$3,372,385	$7,688,649
Operating income (loss)	(73,998)	130,629
Net income (loss) per share – basic	(0.01)	0.02
Net income (loss) per share- diluted	(0.01)	0.02

Revenues contributed for the three month period ending June 30, 2010 from the Peoplesource, Inc. acquisition accounted for $614,250 with income before taxes of $119,979.  Revenue contributed for the six month period ending June 30, 2010 from the Peoplesource, Inc. acquisition accounted for $1,146,099 with income before taxes of $201,993.

Revenues contributed from May 1, 2010 (date of transaction) thru June 30, 2010 from the Intronic Solutions Group, LLC acquisition accounted for $851,387 with income before taxes of $66,593.

Note 5 – Class A Convertible Preferred Stock:

During the quarter ended June 30, 2010, 25,841 Class A Convertible Preferred shares were converted to common shares on a one to one basis.  The number of issued and outstanding shares of Class A Convertible Preferred Stock is 69,772.

Note 6 – Class B Convertible Preferred Stock:

On April 12, 2010, the Company commenced an offering of its securities to accredited investors.  The Company offered 20 units, each unit consisting of 80,000 shares of Series B 7% convertible preferred stock and 60,000 warrants with an exercise price of $0.77.  Each unit was priced at $56,000. During the quarter ended June 30, 2010, 12 units totaling 960,000 shares and 720,000 warrants were sold for gross proceeds of $672,000. In connection with the sale of these securities $53,760 was paid and 139,740 options were issued, with an exercise price of $0.77, were issued to a registered broker.

Note 7 –Convertible Debentures:

On May 21, 2010, the Company issued a 9% senior secured convertible debenture in the principal amount of $350,000 with an 8% original issue discount of $28,000. Interest is payable monthly. Beginning January, 2011, monthly principal payments of $17,500 are due. The remaining balance at November, 2011 of $175,000 is due in full. The Debenture is convertible at a conversion value of $0.70 per share. The debentures were issued with 500,000 detachable warrants with an exercise price of $0.77 and expire in five years. The debenture is subordinate to the Company’s line of credit, and is secured by all the Company’s assets. In connection with the debenture issuance the Company issued the debenture holder 40,000 shares of common stock for $40.
The Company has accounted for these transactions in accordance with FASB ASC 470-20 “Debt with conversion and other options. As a result, the Company allocated the net proceeds of the debenture ($328,000) to additional paid - in capital for $89,000 for the fair value of the warrants issued and $31,960 to additional paid in capital for the discount to quoted market price for the stock issued to the debenture holder. The remaining $201,040 of net proceeds was allocated to the debt. Additionally, the company recorded a discount of $198,960 for the beneficial conversion feature of the debenture. The intrinsic value of the beneficial conversion feature was calculated as the difference between the fair value of the debenture if converted on the commitment date and the effective conversion price a stated in the debenture. The discounts are being amortized over the term of the debenture and being recorded as interest expense.

Note 8 – Stock Options and Warrants:

On June 1, 2010, the Board granted an aggregate of 325,000 incentive stock options under the 2008 Stock Incentive Plan to five employees.  The options vest over one to four years and are exercisable at $1.00 per share and the options expire in 2020. Compensation expense related to these options will be recognized as vested totaling $20,700 in 2011, $12,420 in 2012, $12.420 in 2013, and $8,280 in  2014. The Company accounted for the issuance of the options in accordance with SFAS 123(R) "Share Based Payment" that requires the recognition of compensation expense in the financial statements based on the grant date fair value of the options. The compensation expense determined by the estimated fair value of the options of $53,820 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 3.91 percent, an estimated volatility of 10% percent and no dividend yield.

The following represents the activity under the stock incentive plan as of June 30, 2010 and changes during the year:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	600,000	$0.75
Issued	325,000	$1.00
Outstanding at June 30, 2010	925,000	$0.84

On April 30, the Board granted an aggregate of 150,000 warrants to consultants.  The warrants are exercisable at $0.77, and expire on 4/30/2015.  The Company accounted for the issuance of the options in accordance with SFAS 123(R) "Share Based Payment" that requires the recognition of compensation expense in the financial statements based on the grant date fair value of the options.  The estimated fair value of the options of $47,805 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 3.91 percent, an estimated volatility of 10 percent and no dividend yield.

The following represents the activity of warrants as of June 30, 2010 and changes during the year:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	-	-
Issued	1,509,740	$0.77
Outstanding at June 30, 2010	1,509,740	$0.77

Note 9 - Subsequent events:

 The Company evaluated all events and transactions through August 10, 2010, the date we issued these financial statements.

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

Results of Operations

Net revenue for the three months ended June 30, 2010, was $3,972,000, an increase of 94.2%, compared to $2,045,000 for the same period in 2009.  For the 2010 year-to-date period, revenue was $6,847,000 compared to $4,486,000 for the 2009 year-to-date period, an increase of 52.6%.  The increase also reflects the addition of 3 months of revenue from the PeopleSource acquisition and 2 months of revenues from the ISG acquisition, as compared to last year.

Cost of revenues, defined as all costs for billable staff, were $3,082,000 or 77.6% of revenue for the three months ended June 30, 2010, as compared to $1,523,000 or 74.5% of revenue for the same period in 2009. For the 2010 year-to-date period costs were 78.3% of revenue and for the 2009 year-to-date period, costs were 73.8% of revenue.

General and administrative (G&A) expenses were $845,000 or 21.3% of revenue for the three months ended in June 30, 2010, as compared to $499,000 or 24.4% for the same period in 2009. For the 2010 year-to-date period, it was 21.3% as compared to 23.2% for the 2009 year-to-date mostly reflected because of the increase in revenues attributed to the acquisitions. A non cash charge for Stock option (warrants) expenses of $47,850 was incurred in the three months ending June 30, 2010 providing an increase to G&A expenses.  Other G&A expenses were mostly comparable as costs were managed effectively on many items including rent, travel, recruiting, and professional services (accounting, legal, consulting), meals and entertainment, and business insurance.  Redundant duplicate charges from the acquisitions have been eliminated or phased out while cost controls have been put in place for new parts of the organization.

Operating income for the three months ended in June 30, 2010, was $44,000 as compared to income of $22,000 for the same period in 2009.  For the 2010 year-to-date period, the operating income was $30,000 compared to operating income of $131,000 for the 2009 year-to-date period. For 2010, the Operating income included a non cash charge of $47,850 for Warrants issued.

Other income and expense, net, consisted of a loss of $89,000 for the three months ended in June 30, 2010, compared to income of $60,700 for the same period in 2009.  For the 2010 year-to-date period, the loss was $80,000 compared to income of $18,500 for the 2009 year-to-date period.  The loss in 2010 is mostly attributable to: 1) recording of a non cash charge of interest expense - debt discount, associated with a convertible debenture funding event and, 2) a net decrease in cash surrender value over premiums of variable executive life insurance (due to market fluctuation), we did not have this type of effect in the first half of 2009 as we had slight increases in the cash surrender value of these policies.

The effective income tax expense for the first six months of 2010 is 6% compared to an effective income tax expense of 37.3% for the same period in 2009. The change in rate is a direct result of permanent differences of officer’s life insurance and the non-cash charge for interest expense – debt discount.

Net Loss for the three months ended in June 30, 2010, was $58,500 or ($.00) per diluted share, compared with net income of $69,900 for the same period in 2009, or $.01 per diluted share. For the 2010 year-to-date period, net loss was $52,500 compared to net income of $94,000 for the 2009 year-to-date period.

Dividend

No Dividend has been declared as of June 30, 2010, and the Company does not anticipate declaring dividends in the future.

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

We assess the likelihood that we will be able to recover deferred tax assets. If recovery is unlikely, we must increase the provision for taxes by recording a valuation allowance against the estimated deferred tax assets that will not ultimately be recoverable. As of June 30, 2010, we believed that all of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is unlikely.

Financial Condition and Liquidity

As of June 30, 2010, we had cash and cash equivalents of $608,800 representing an increase of $608,800 from June 30, 2009. Net working capital at June 30, 2010, was $798,861, as compared to $264,918 on June 30, 2009. Current assets at June 30, 2010, were $2,644,936.  We had long-term debt of $152,998. Shareholders’ equity as of June 30, 2010, was $3,887,039, which represented 66% of total assets.

During the six months ended June 30, 2010, the net cash used by operating activities was $401,000 and was primarily a result of increases in accounts receivable of $787,000, net deferred tax assets of $19,000, prepaid expenses of $34,000 and a decrease in income taxes payable of $10,000 offset by depreciation and amortization of $40,000, issuance of stock warrants of $48,000, equity loss of equity-method investee of $8,200 increases of accounts payable of $97,000, accrued expenses of $273,000 and a decrease of cash surrender value of officers’ life insurance of $35,000.

Cash flows from investing used $1,000,000 for acquisition of Intronic.

Financing activities provided $2,008,670 of cash for the three months ended March 31, 2010. Of that increase, $415,000 was due to borrowing on our revolving line of credit. We borrow or repay this revolving debt as needed based upon our working capital obligations. We believe that internally generated funds, current cash on hand, and available borrowings under our revolving credit line will be adequate to meet foreseeable liquidity needs.

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

Interest Rate Risks

At June 30, 2010, the Company had an outstanding balance of $626,000 under its revolving credit agreement. Interest on borrowings under the facilities are based on the daily LIBOR rate plus a 3.7% margin. Daily average borrowings for the 2010 second quarter were $535,438.

Market fluctuation impact on assets

For the six months ending June 30, 2010, the valuation of the Variable Life Insurance policies had an investment loss of $35,101.

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

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2010.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Other Information

On June 22, 2010, the Company entered into a Letter of Intent to purchase Q5Group, a privately held California business and financial consulting company.  Pending results of due diligence, an anticipated transaction date is August 31, 2010.

On June 1, 2010, the Board granted an aggregate of 325,000 incentive stock options under the 2008 Stock Incentive Plan to five employees. Vesting varies for each individual with a minimum of 1 year and a maximum of 4 years.  The options are exercisable at $1.00, and expire in 2020.

On April 30, 2010 the Board granted an aggregate of 150,000 warrants to consultant’s.   The warrants are exercisable at $0.77, and expire in 2015.

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

PREMIER ALLIANCE GROUP, INC.
(Registrant)
DATE: August 13, 2010	By:	/s/ Mark S. Elliott
Mark S. Elliott
President (Chief Executive Officer
and Acting Chief Financial Officer)