Form 10-Q
period 2010-09-30
PREMIER ALLIANCE GROUP, INC.
filed 2010-11-15
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or

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
[ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 7,949,902 shares of common stock were outstanding as of November 7, 2010.

PART I
FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

PREMIER ALLIANCE GROUP, INC.
BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash	$505,168	$-
Accounts receivable	2,454,925	1,121,186
Marketable securities	28,326	30,918
Deferred income taxes	31,000	15,000
Prepaid expenses	150,833	37,216

Total current assets	3,170,252	1,204,320

PROPERTY AND EQUIPMENT - at cost less
accumulated depreciation	51,092	11,728

OTHER ASSETS:
Goodwill	3,193,553	1,450,578
Intangible assets - net	233,697	79,800
Investment in equity-method investee	181,767	190,432
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers’ life insurance	371,427	370,032
Deferred income taxes	29,000	46,000
Loan Fees - net	28,852	0
Deposits and other assets	16,308	6,100

	4,154,604	2,242,942

	$7,375,948	$3,458,990

See Notes to Financial Statements

	(Unaudited)
	September 30,	December 31,
	2010	2009

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable	$626,000	$211,000
Current portion of long-term debt	550,111	133,152
Accounts payable	586,488	320,027
Accrued expenses	803,499	384,990
Income taxes payable	20,135	33,086

Total current liabilities	2,586,233	1,082,255

LONG-TERM DEBT	158,482	114,606

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Class A convertible preferred stock, $.001
par value, 5,000,000 shares authorized,
18,090 Pref A shares issued and Outstanding,	18	561
Class B convertible preferred stock, $.001
par value, 2,000,000 shares authorized,
1,040,000 Pref B shares issued and Outstanding	1,040
Common stock, $.001 par value, 45,000,000
shares authorized, 7,949,902 shares
issued and outstanding	7,949	6,072
Additional paid-in capital	5,748,635	3,414,635
Accumulated deficit	(1,126,409)	(1,159,139)

	4,631,233	2,262,129

	$7,375,948	$3,458,990

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010	Sept 30, 2009

NET REVENUE	$4,779,321	$2,134,719	$11,626,607	$6,620,738
OPERATING EXPENSES:
Cost of revenues	3,582,664	1,538,907	8,941,687	4,850,285
Selling, general and administrative	1,055,785	510,668	2,510,489	1,550,749
Depreciation	3,188	1,104	6,198	4,232
Total operating expenses	4,641,637	2,050,679	11,458,374	6,405,266
INCOME FROM OPERATIONS	137,684	84,040	168,233	215,472

OTHER (EXPENSE) INCOME:
Interest expense, net	(72,889)	(996)	(110,802)	(7,232)
Gain (loss) on marketable securities	(1,185)	40	(2,593)	11,932
Officers’ life insurance	36,497	57,646	1,395	65,990
Equity in net (loss) income of
equity-method investee	(498)	(1,774)	(8,665)	346
Other income	2,400	0	4,875	2,400
Total other (expense) income	(35,675)	54,916	(115,790)	73,436

NET INCOME (LOSS) BEFORE INCOME TAXES	102,009	138,956	52,443	288,908
INCOME TAX EXPENSE	(16,796)	(31,807)	(19,714)	(87,702)

NET INCOME (LOSS)	85,213	107,149	32,729	201,206
PREFERRED STOCK DIVIDENDS EARNED	-	-	-	-
NET INCOME (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS	$85,213	$107,149	$32,729	$201,206
Net income (loss) income per share
Basic	$0.01	$0.02	$0.01	$0.03
Diluted	$0.01	$0.02	$0.01	$0.03
Weighted average number of shares
Basic	6,949,359	5,897,836	7,579,984	5,878,018
Diluted	8,162,408	6,458,582	8,746,120	6,438,764

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$32,729	$201,206
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation	35,749	4,232
Amortization of debt discount	83,755
Decrease (increase) of cash surrender value
of officers’ life insurance	(1,395)	(65,990)
(Increase) in Deferred income taxes	1,000	(4,000)
Consulting expense paid with warrants	47,805	-
Stock issues for services		25,500
Equity in (gain) loss of equity-method investee	8,665	(346)
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(970,901)	30,355
Decrease (Increase) in marketable securities	2,591	(11,932)
(Increase) Decrease in prepaid expenses	(39,030)	(6,442)
Decrease in deposits and other assets	3,303	2,318
Increase (Decrease)in accounts payable	266,461	(36,248)
Increase (Decrease) in accrued expenses	281,589	(4,062)
(Increase) in income taxes receivable	(61,623)
(Decrease) Increase in income taxes payable	(31,889)	(65,591)
Net cash (used in) provided by
operating activities	(341,191)	69,000

Cash flows from investing activities:
Acquisitions	(517,191)
Purchases of property and equipment	-	-
Net cash used in investing activities	(517,191)	-

Cash flows from financing activities:
Issuance of Common Stock	40
Issuance of Preferred Stock	728,000
Issue costs and commissions – preferred stock	(63,490)
Issuance of convertible debentures	350,000
Original issue discount - convertible debentures	(28,000)
Loan Fees – convertible debentures	(38,000)	-
(Net payments)/Proceeds from line of credit	415,000	(69,000)
Net cash (used in) provided by
financing activities	1,363,550	(69,000)

Net increase in cash	505,168	-

Cash - beginning of period	-	-

Cash - end of period	$505,168	$-

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

Note 3 – Material Transactions:

On April 30, 2010, the Company purchased substantially all of the assets of Intronics Solutions, LLC, (Intronic) a privately held, Kansas-based technology consulting and staffing company.  In consideration of the Purchased Assets (as defined), including intangible assets and office equipment, the Company paid to Intronic (a) the sum of $300,000 in cash, and (b) issued 795,455 shares of common stock, equal to $700,000 at a price per share of $0.88, which is based on the 5-day average closing price of the common stock for the five days prior to the Closing Date.  The Company also entered into employment agreements with two of the principals of Intronic.

Note 3 – Material Transactions: - continued

The following summarizes the fair values of the assets acquired:

Current assets	$ -
Property and equipment	20,000
Intangible assets-customer relationships	67,000
Goodwill	913,000
Total assets acquired	1,000,000
Liabilities assumed	-
Net assets acquired	$1,000,000

On September 1, 2010, the Company acquired all of the capital stock of Q5Group, Inc., a privately held California business and financial consulting company (“Q5Group”), and merged with Q5Group whereby the Company is the surviving entity.

In consideration for all of Q5Group’s capital stock, the Company agreed to pay to Q5Group, subject to certain conditions (a) the sum of $200,000 in cash, and (b) 800,000 shares of common stock equal to $800,000 at a price per share of $1.00, which was based on the 5-day average closing price of the common stock for the five days prior to the Closing Date. The Company paid $125,000 and delivered 500,000 shares of stock upon closing.  Additional consideration will be paid on September 30, 2011, subject to certain conditions, as follows: If the Q5 Unit of Premier achieves $4,000,000 in gross revenue in the previous twelve months, $150,000 in common stock will be issued and if the Q5 Unit achieves $4,000,000 in gross revenue and has a minimum gross margin of 30% for the previous twelve months, an additional $150,000 in common stock and $75,000 cash will be issued and paid on October 1, 2011.   The Company also entered into employment agreements with three of the principals of Q5Group, which included an aggregate of $57,500 in sign on bonuses and $57,500 for execution of non-competition agreements.  The employment agreements contain cash and stock option bonuses, and stock option incentives based on achieving certain target revenues.  Additionally an aggregate of 250,000 stock options were issued to certain Q5Group affiliates, at an exercise price per share of $1.00 and expiring in ten years.  These options were valued using the Black-Scholes option valuation method at $104,100.

Current assets	$ 412,121
Property and equipment	25,562
Intangible assets-non compete	57,500
Intangible assets – customer relationships	49,800
Goodwill	829,974
Total assets acquired	1,374,957
Liabilities assumed	155,857
Aggregate Purchase Price	$1,219,100

Note 4– Pro-Forma Financial Information:

The following unaudited pro-forma data summarizes the results of operations for the three and nine months ended September 30, 2009 and September 30, 2010 as if the purchase of Peoplesource, Inc., Intronic Solutions Group, and Q5Group had been completed January 1, 2009.  The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2009 or of results that may occur in the future.

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Net revenues	$3,516,100	$11,204,749
Operating income (loss)	121,589	252,218
Net income (loss) per share – basic	0.02	0.03
Net income (loss) per share- diluted	0.02	0.03

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Net revenues	$5,290,312	$15,148,937
Operating income (loss)	71,747	(35,569)
Net income (loss) per share – basic	0.01	(0.00)
Net income (loss) per share- diluted	0.01	(0.00)

Revenue contributed for the three month period ending September 30, 2010 from the Peoplesource, Inc. acquisition accounted for $640,736 with income before taxes of $81,801.  Revenue contributed for the nine month period ending September 30, 2010 from the Peoplesource, Inc. acquisition accounted for $1,786,835 with income before taxes of $283,795.

Revenue contributed for the three month period ending September 30, 2010 from the Intronic Solutions Group, LLC acquisition accounted for $1,029,468 with income before taxes of $30,409.  Revenue contributed from May 1, 2010 (date of transaction) thru September 30, 2010 from the Intronic Solutions Group, LLC acquisition accounted for $1,880,855 with income before taxes of $97,002.

Revenue contributed from September 1, 2010 (date of transaction) thru September 30, 2010 from the Q5Group acquisition accounted for $231,433 with income before taxes of $4524.

Note 5 – Class A Convertible Preferred Stock:

During the quarter ended September 30, 2010, 51,682 Class A Convertible Preferred shares were converted to common shares on a one to one basis.  The number of issued and outstanding shares of Class A Convertible Preferred Stock is 18,090.

Note 6 – Class B Convertible Preferred Stock:

On April 12, 2010, the Company commenced an offering of its securities to accredited investors.  The Company offered 20 units, each unit consisting of 80,000 shares of Series B 7% convertible preferred stock and 60,000 warrants with an exercise price of $0.77.  Each unit was priced at $56,000. During the quarter ended September 30, 2010, 1 unit was sold. As of September 30, 2010 13 units totaling 1,040,000 shares and 780,000 warrants have been sold during the year for gross proceeds of $728,000. In connection with the sale of these securities, the Company paid commissions of $53,760 and issued 139,740 warrants with an exercise price of $0.77 to a registered broker.

Note 7 –Convertible Debentures:

On May 21, 2010, the Company issued a 9% senior secured convertible debenture in the principal amount of $350,000 with an 8% original issue discount of $28,000 (the “Debenture”) to an accredited investor.  Interest is payable monthly; beginning January 2011, monthly principal payments of $17,500 are due. The remaining balance of $175,000 is due in November 2011.  The Debenture is convertible at a conversion value of $0.70 per share. The Debenture was issued with 500,000 warrants having an exercise price of $0.77 and expire in five years. The Debenture is subordinate to the Company’s line of credit, and is secured by all the Company’s assets. In connection with the Debenture, the Company issued 40,000 shares of common stock to the investor.

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

On September 1, 2010, the Board granted an aggregate of 250,000 incentive stock options under the 2008 Stock Incentive Plan to four Q5Group shareholders as discussed in Note 3.  The options had no vesting schedule, are exercisable at $1.00 per share and expire in 2020. The estimated fair value of the options of $104,100 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 3.23 percent, an estimated volatility of 3.11% percent and no dividend yield. In addition, 25,000 incentive stock options were also granted to the president of Q5Group.  These options vest after 1 year and are exercisable at $1.00 per share and expire in 2020.  The estimated fair value of the options using the Black-Scholes option valuation method and assumptions above was $10,410, which was recorded as compensation expense.

The following represents the activity under the stock incentive plan as of September 30, 2010 and changes during the year:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	600,000	$0.75
Issued	325,000	$1.00
Outstanding at June 30, 2010	925,000	$0.84
Issued	275,000	$1.00
Outstanding at September 30, 2010	1,200,000	$0.88

On April 30, the Board granted an aggregate of 150,000 warrants to consultants.  The warrants are exercisable at $0.77 and expire on April 30, 2015.  The Company accounted for the issuance of the options in accordance with SFAS 123(R) "Share Based Payment" that requires the recognition of compensation expense in the financial statements based on the grant date fair value of the options.  The estimated fair value of the options of $47,805 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 3.91 percent, an estimated volatility of 10 percent and no dividend yield.

As discussed in Note 6, a total of 780,000 warrants, including 60,000 in the quarter ended September 30, 2010, have been issued with Class B convertible preferred stock. Additionally, 139,740 warrants were issued as commision on the sale of these securities.

As discussed in Note 7, 500,000 warrants were issued with convertible debentures.

The following represents the activity of warrants as of June 30, 2010 and changes during the year:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	-	-
Issued	1,509,740	$0.77
Outstanding at June 30, 2010	1,509,740	$0.77
Issued	60,000	$0.77
Outstanding at September 30, 2010	1,569,740	$0.77

Note 9 - Subsequent events:

 The Company evaluated all events and transactions through November 10, 2010, the date we issued these financial statements and there were no subsequent events.

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

Business Consulting Division. This division provides consulting expertise across a broad range of knowledge, skills and expertise. We recruit, retain, manage, and provide to our clients skilled business, technical, financial and accounting expertise to help lead and train our customers or supplement their knowledge requirements. In these engagements we typically bill our customers on a time-and-materials basis for all work performed. Because of the expertise involved and the complexity of a typical initiative, many customers seeking such services from us commit to long-term engagements that are usually a minimum of 9 months in which our consultants work on site at customer facilities under the daily direction of the customer management.  It is very common that we obtain contract extensions with our customers for our consulting resources.

Business Solutions Division. This division handles advanced solutions and technologies and provides expertise in business improvement, business process and systems, project advisory services (portfolio and project management), architecture, and project methodology. Its focus is to service customers typically with emphasis on a project or deliverable basis. The work can be performed at customer facilities or at our facilities. With this type of work the customer typically enters into a contract with us for a fixed price bid that provides for delivery of a given service or delivery at a stated time. Services provided by this group include helping customers assess their business needs and identifying the right business solution, helping customers select or integrate packaged software, business processes or controls.  In a Solution based contract, we typically have complete control and accountability over the effort and delivery from a day to day perspective.

Summary

Our focus is to provide subject matter expertise through our consulting team in a variety of ways that continue to help our clients navigate the changing business climate they must deal with.   Our approach is built 100% around our people - it is about knowledge, expertise and execution.   We have a focus on building our knowledge practices with talent in core areas we feel offer opportunity: compliance and regulatory, mergers and acquisitions, business process reengineering/analysis, and finance & accounting.  Our recruiting and sales organization work with customers closely - a consultative approach - to understand the business direction, initiatives or issues they are dealing with.  It is our focus to then provide subject matter experts that can bring the expertise and knowledge to the client to allow for successful efforts.  If, as we expect, we continue to grow and attract specialized expertise in our focused areas of discipline, we will continue to be recognized as a value add partner for existing customers, add new customers, and will identify new opportunities to provide additional value add services to our customers.

Our typical customers cross many spectrums, including Fortune 500 companies (including AIG, Lincoln Financial Group, Duke Power, Bank of America, and Wells Fargo), biotech early stage companies, established software and technology based firms.  They all share a trait where they continually seek expertise and knowledge in areas such as GRC, project management, business process and improvement, business consulting, finance and accounting.

Results of Operations

Net revenue for the three months ended September 30, 2010 was $4,779,000, an increase of 123.8%, compared to $2,135,000 for the same period in 2009.  For the 2010 year-to-date period revenue was $11,626,000 compared to $6,621,000 for the 2009 year-to-date period, an increase of 75.6%.   The increase also reflects the addition of two months of revenue from the PeopleSource acquisition, three months of revenues from the ISG acquisition, and one month of revenues from the Q5Group acquisition, as compared to last year.

Cost of revenues, defined as all costs for billable staff were $3,582,000 or 74.9% of revenue for the three months ended September 30, 2010, as compared to $1,539,000 or 72.1% of revenue for the same period in 2009. For the 2010 year-to-date period costs were 76.9% of revenue, and for the 2009 year-to-date period costs were 73.2% of revenue.

General and administrative (G&A) expenses were $1,059,000 or 22.1% of revenue for the three months ended in September 30, 2010, as compared to $511,000 or 23.9% for the same period in 2009.  For the 2010 year-to-date period it was 21.6% as compared to 23.5% for the 2009 year-to-date period mostly reflected because of the increase in revenues attributed to the acquisitions.  For 2009 a non cash charge of $25,500 for a grant of stock was issued to a firm for strategic business consulting services.  For 2010 a non-cash charge for stock option (warrants) expenses, issued to a firm for M&A consulting services, of $47,850 was incurred.  Both of these charges were an increase to G&A expenses.  Other G&A expenses were mostly comparable as costs were managed effectively on many items including rent, travel, recruiting, and professional services (accounting, legal, consulting), meals and entertainment, and business insurance.  Redundant duplicate charges from the acquisitions are being eliminated or phased out while cost controls have been put in place for new parts of the organization.

Operating income for the three months ended in September 30, 2010, was $137,000 as compared to income of $84,000 for the same period in 2009.  For the 2010 year-to-date period, the operating income was $168,233 compared to income of $215,000 for the 2009 year-to-date period.  The decrease in operating income is attributed to one time merger costs associated with the ISG and Q5Group acquisitions: including legal, accounting, funding, and consulting costs exceeding $230,000 thru September 30, 2010.

Other income and expense, net, consisted of a loss of $35,674 for the three months ended in September 30, 2010, compared to a gain of $55,000 for the same period in 2009.  For the 2010 year-to-date period, the loss was $115,790 compared to a gain of $73,000 for the 2009 year-to-date period.  The loss in 2010 is mostly attributable to a book charge of $83,755 recorded as interest expense–debt discount related to convertible debenture from additional funding.

The effective income tax expense for the first nine months of 2010 is 38% compared to an effective income tax expense of 30% for the same period in 2009. The change in rate is a direct result of permanent differences of officer’s life insurance and the non-cash charge for stock option grants.

Net income for the three months ended in September 30, 2010, was $85,213 or $.01 per diluted share, compared with net income of $107,149 for the same period in 2009, or $.02 per diluted share. For the 2010 year-to-date period net income was $32,729 or $.00 per diluted share, compared to net income of $201,206 or $.03 for the 2009 year-to-date period.

Dividend

No Dividend has been declared as of September 30, 2010, and the Company does not anticipate declaring dividends in the future.

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

We assess the likelihood that we will be able to recover deferred tax assets. If recovery is unlikely, we must increase the provision for taxes by recording a valuation allowance against the estimated deferred tax assets that will not ultimately be recoverable. As of September 30, 2010, we believed that all of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is unlikely.

Financial Condition and Liquidity

As of September 30, 2010, we had cash and cash equivalents of $505,168 representing an increase of $505,168 from September 30, 2009. Net working capital at September 30, 2010, was $584,000 as compared to $342,000 on September 30, 2009. Current assets at September 30, 2010 were $3,170,253.  We had long-term debt of $158,482.  Shareholders’ equity as of September 30, 2010 was $4,631,233, which represented 63% of total assets.

During the nine months ended September 30, 2010, the net cash used by operating activities was $341,191 and was primarily a result of increases in accounts receivable of $970,901, prepaid expenses of $39,030, and income taxes receivable of $61,623 and a decrease in income taxes payable of $31,889, offset by depreciation and amortization of $119,504, issuance of stock warrants of $48,000, equity loss of equity-method investee of $8,200, increases in accounts payable of $216,461 and accrued expenses of $281,589.

Cash flows from investing totaled $517,191 and was a result of cash used in the acquisition of Intronic Solutions Group of $300,000 and cash used for the acquisition of Q5Group of $217,191.

Financing activities provided $1,363,550 of cash for the nine months ended September 30, 2010. Of that increase, $728,000 was related to the issuance of Series B Preferred Stock, $350,000 was related to issuance of the Debenture and was offset by issue costs of $129,490.  In addition, a $415,000 increase in cash was due to borrowing on our revolving line of credit. We borrow or repay this revolving debt as needed based upon our working capital obligations. We believe that internally generated funds, current cash on hand, and available borrowings under our revolving credit line will be adequate to meet foreseeable liquidity needs.

Outlook

Major trends that we must deal with involve the following:  1) consolidation of customer’s primary vendor lists for all types of professional services and 2) customers are differentiating between the service firms that provide commodity based services and those that provide value added services. Premier must ensure our services are focused and delivered as knowledge based expertise, hence recognized as value add capabilities versus a commodity service where price is the only differentiator.

Premier Alliance Group is addressing these trends from 2 perspectives.  First we have laid the foundation and made a shift of our core services from a pure technology focus to a complete business consulting focus.  This shift is focused on specific areas where we believe Knowledge Based Expertise is, and will be, a key driver for customers.  By building our capabilities, expertise and knowledge in these focused areas customers will engage us on strategic and key initiatives. Secondly we are working to diversify and enhance our business model geographically as well as in our service offerings.  This will allow us to expand our internal skills and capabilities as well as reach other markets more effectively.

By providing key business consulting skills and establishing internal “subject matter groups of knowledge” we will be better positioned to advise and consult with customers on a strategic basis.  Our growth focus encompasses organic growth as well as merger and acquisition strategies.  We have retooled our sales and recruiting efforts to increase our focus on key business consulting services. Key initiatives have been to attract specific talent to our consulting team and to target efforts that require (1) more specialized process skills: project management, business analysis, and process reengineering and (2) specialized business skills such as: regulatory and compliance, merger knowledge, and financial expertise.  We see these areas as growth areas in the future. These types of customer based initiatives will allow us to separate ourselves from the “general” vendor perspective and allow us to be a strategic partner, increasing opportunity and long term viability.

Our top priority is to broaden the range of services and capabilities we offer by building “areas of business expertise” and at the same time build a more geographically diverse client base. We believe that achieving this goal will continue to require a combination of merger activity and organic growth. This will in part depend on continued improvement in the U.S. business market.

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

Interest Rate Risks

At September 30, 2010, the Company had an outstanding balance of $626,000 under its revolving credit agreement. Interest on borrowings under the facilities are based on the daily LIBOR rate plus a 3.7% margin. Daily average borrowings for the 2010 third quarter were $573,391.

Market fluctuation impact on assets

For the nine months ending September 30, 2010, the valuation of the Variable Life Insurance policies had an investment gain of $1,395.

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

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2010.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved.]

Item 5. Other Information

None

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

PREMIER ALLIANCE GROUP, INC.
(Registrant)
DATE: November 14, 2010	By:	/s/ Mark S. Elliott
Mark S. Elliott
President (Chief Executive Officer
and Acting Chief Financial Officer)