Form 10-K
period 2010-12-31
PREMIER ALLIANCE GROUP, INC.
filed 2011-03-31
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
[ ] Yes [X] No

State issuer’s revenues for its most recent fiscal year (ended December 31, 2010): $17,116,865

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter was.     N/A

The total number of shares of Common Stock of the Registrant outstanding as of the latest practicable date, March 16, 2010 were 7,967,992.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) within 120 days of the end of the Company’s fiscal year ended December 31, 2010, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the SEC as part of this annual report on Form 10-K.

PREMIER ALLIANCE GROUP, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

EXHIBIT 32	SECTION 906 CERTIFICATION

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

GENERAL INFORMATION

Corporate Information

Premier Alliance Group, Inc. was incorporated on January 5, 2000 as Continuum Group C Inc. under the laws of the State of Nevada (the “Company”).  Prior to November 5, 2004 and since inception, we had not engaged in any business operations other than organizational activities; and other than issuing shares to our stockholders, we never commenced operational activities.  On that date, we consummated a share exchange agreement dated as of October 12, 2004, among the Company, Premier Alliance Group, Inc., a North Carolina corporation (“North Carolina Premier”), and the shareholders of North Carolina Premier.  As a result, North Carolina Premier merged with us and we changed our name to Premier Alliance Group, Inc.  Our financial statements included in this report for periods prior to the merger are those of North Carolina Premier.

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

Our business consists of providing professional services (business and technology consulting focused services) to our customers. Our services began a transformation in 2005 from a pure technology focus to a business consulting focus which can encompass technology impact and effort.  Our consulting team provides deep business knowledge based expertise which helps our customers drive key initiatives forward.  Much of our expertise is focused on core areas of business processes used throughout the corporate world including: project management, business analysis, business consulting, and strategic consulting.  Typical initiatives in which we provide expertise include compliance and regulatory, merger and acquisition, and business process reengineering efforts.  With technology being such an integral part of business, many of our consultants possess solid knowledge and experience that encompasses technology and are typically well versed in the IT business-solution software development life cycle.

 A typical customer is an organization with complex business processes, large amounts of data to manage, and changing business requirements.  We promote our services through our two delivery channels, our Professional Services and Consulting divisions.  These divisions operate as one from an accounting and overall management perspective; however they are differentiated from a marketing and customer presentation perspective only.  Management reviews and oversees the divisions as one combined entity, utilizes resources across both areas, and makes operational assessments and plans together.  In light of this,Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131 “Business segments” does not require separate financial reporting and the two channels are consolidated in all financial report presentations.

Professional Services Division. This division provides Knowledge Based Expertise within focused areas of concentration. Our core areas of expertise in this group revolve around efforts in 1) Governance, Risk Management, and Compliance (GRC), 2) Business Performance & Technology (BP&T) and 3) Finance & Accounting (F&A).  Types of engagements within this realm include: 1) GRC efforts with enterprise risk management, control and governance frameworks, internal audit services, regulatory and compliance, 2) BP&T efforts with systems planning, organizational effectiveness, business process re-engineering, workflow analysis, and 3) F&A efforts with financial reporting and financial advisory services. Engagements are typically structured in a Statement of Work and can be billed on fixed fee / delivery based arrangements or on a time-and-materials basis for all work performed. We are focused on providing Knowledge Based Expertise (KBE) and because of the expertise involved and the complexity of a typical initiative, customers seeking such services from us typically engage us on strategic or high priority initiatives.  It is very common that we obtain contract extensions or work on additional efforts with our customers with our Professional Services division.

Consulting Division. This division handles advanced technologies and business solutions and provides expertise in project management, systems implementation and architecture, information management, business intelligence, business expertise, analysis, and engineering. Its focus is to service customers on a time and material or project basis. The work is typically performed at our customer’s facilities and is delivered at the direction of the customer.  Services provided by this group include helping customers assess their business needs and identifying the right technology or business solution, helping manage or implement methodologies, designing, architecting and constructing new systems and integrating them with the customer’s existing technology, assessing business workflow and process, and helping manage change.

Recent Acquisitions. In October 2009, the Company completed an asset purchase of Peoplesource Inc, a Winston Salem, NC based organization.  In April 2010 the Company completed an asset purchase of Intronic Solutions Group LLC, a Kansas City, MO based organization.  In September 2010 the Company completed a merger with Q5Group, Inc, a San Diego based organization.  These transactions have all contributed to a broader customer base, added industry exposure, better geographic coverage, deeper professional services strengths, and more capabilities on the business development and fulfillment ends.  Back office operations were successfully integrated within 45 days of each transaction with the rest of processes and roles integrated successfully within 6 months of each transaction.  We are continually seeking to expand our base and coverage, and accordingly, may seek out future acquisitions and/or mergers to pursue this strategy.

Subsequent Developments.  On March 3, 2011, the Company closed an agreement to issue and sell to two accredited investors an aggregate of 2,380,952 shares of our newly designated 7% $2.10 Series C preferred stock and 7,142,856 warrants to purchase common stock.  The warrants are exercisable during the five-year period commencing on the date of issuance at $0.77 per share.  Based on the purchase price of $5,000,000, the Company received gross proceeds of $5,000,000, paid cash commissions totaling $650,000, and issued 714,285 Warrants, for net cash proceeds of $4,350,000.

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

Our typical customers have historically been Fortune 500 companies (including AIG, Lincoln Financial Group, Duke Power, Bank of America, and Wells Fargo), and they continually seek expertise and knowledge in areas such as project management, business consulting, and business analysis.  With our recent acquisitions we are now better positioned and also successfully servicing the emerging business and mid market arena, especially as it relates to life sciences, biotech and technology focused companies.

In delivering our services, Premier Alliance Group has 5 key functional areas or groups that ensure delivery and support our Professional Services and Consulting divisions:

(a)  Talent Acquisition - sources and identifies the business and consulting staff we hire;
(b)  Business Development - works with our customers in a consultative approach to identify opportunities where we can assist and provide our services;
(c)  Operations - provides the day to day support of the consulting staff in the field as well as all back office functions (HR, finance);
(d) Professional Services – our knowledge based experts, works with our customers on strategic and complex issues
(d)  Consultants – these are our knowledge based experts and professionals that deliver to our customers.

Talent Acquisition
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

Business Development
Our business development team is our primary interface with the customer, prior to delivery.  They develop and maintain business relationships by building knowledge on our client businesses, technical environments and strategic direction.  Our business development team uses the same central repository system as recruiting, this links recruiter information with customer information to manage our process efficiently and effectively.

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

To date, we have received a significant portion of our revenues from large sales to a small number of customers. During 2010, our six largest customers, Duke Energy, Bank of America, GMAC Financial Services, SourceCorp, Wells Fargo, Charlotte Mecklenburg Board of Education together comprised approximately 61% of our total annual revenues.  Our operating results may be harmed if we are not able to complete one or more substantial sales to any large customers or we are unable to collect accounts receivable from any of our large customers in any future period.

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

There are risks associated with acquisitions.

An integral part of our growth strategy is evaluating and, from time to time, consummating acquisitions and strategic transactions. These transactions involve a number of risks and present financial, managerial and operational challenges, including: diversion of management’s attention from running our existing business; increased expenses, including legal, administrative and compensation expenses resulting from newly hired employees; increased costs to integrate personnel, customer base and business practices of the acquired company with our own; adverse effects on our reported operating results due to possible write-down of goodwill associated with acquisitions; and dilution to stockholders to the extent we issue securities in the transaction.

Our executive officers and directors will be able to exert control over us to the detriment of minority shareholders, which will limit our shareholders’ ability to influence the outcome of key decisions.

Our executive officers and directors collectively control approximately 66% of the shareholder vote of our company. As a result, if they act together they will be able to control our management and affairs and all matters requiring shareholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing any change in control of our company and might affect the market price of our common stock.

Miriam Blech and Isaac Blech have substantial control over our business, giving them the ability to exert control over us to the detriment of minority shareholders, which will limit our shareholders’ ability to influence the outcome of key decisions.

Miriam Blech currently controls approximately 26% of our outstanding voting capital stock, including 60% of our Series C preferred stock.  Isaac Blech currently controls approximately 18% of our outstanding voting capital stock, including 40% of our Series C preferred stock.  Together, Mr. and Mrs. Blech currently control approximately 44% of our outstanding voting capital stock, including 100% of our Series C preferred stock.  The holders of a majority of the shares of Series C preferred stock have the right to appoint four members and one observer to our Board of

Directors.  In addition, the vote of a majority of the shares of the Series C preferred stock are required to approve, among other things, (i) any issuance by us of capital stock which is senior to or pari passu with the Series C preferred stock; (ii) any issuance of additional shares of preferred stock; (iii) any dividends or payments on outstanding securities; (iv) any liquidation or winding up activities of the company, (v) any change in control or change in the nature of the Company’s business, and (vi) any amendment to our articles of incorporation, by-laws or other governing documents that would result in an adverse change to the rights, preferences, or privileges of the Series C preferred stock.  Accordingly, Mr. And Mrs. Blech have substantial control over our business and may decide the outcome of matters submitted to our stockholders for approval, including mergers (other than strategic mergers), consolidations and the sale of all or substantially all of our assets, and can also prevent or cause a change in control. The interests of Mr. and Mrs. Blech may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

Risks Related to Our Stock

The market for our common stock is limited.

Our common stock is thinly-traded and any recently reported sales price may not be a true market-based valuation of our common stock. There can be no assurance that an active market for our common stock will develop.  In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to operating performance.  Consequently, holders of shares of our common stock may not be able to liquidate their investment in our shares.

Our preferred stock has liquidation preferences that may affect our common stock holders.

In the event of our dissolution, liquidation or change of control, the holders of our Series B preferred stock and Series C preferred stock will receive a liquidation preference in priority over the holders of common stock. A consolidation or merger, a sale of all or substantially all of our assets, and a sale of 50% or more of our common stock would be treated as a change of control for this purpose.  Therefore, it is possible that holders of common stock will not obtain any proceeds upon any such event.

The issuance of shares upon conversion of our preferred stock and exercise of outstanding warrants may cause immediate and substantial dilution to our existing stockholders.

The issuance of shares upon conversion of our preferred stock and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion.

Anti-dilution provisions of the preferred stock could result in dilution of stockholders.

The conversion price of the Preferred Stock is subject to “full-ratchet” anti-dilution provisions for a period of 12 months following issuance, and weighted average anti-dilution thereafter, so that upon future issuances of our common stock or equivalents thereof, subject to specified exceptions, at a price below the conversion price of the Preferred Stock, the conversion price will be reduced, further diluting holders of our common stock.

Because we have less than 300 record holders of our common stock, we may elect at any time to terminate our reporting obligations under the Securities Exchange Act.  If we choose to do so, our stock price would likely decline.

Since we have less than 300 record holders of our common stock, we can suspend our reporting obligations under the Securities Exchange Act at any time by filing a Form 15 with the SEC.  If we were to terminate our reporting obligations, we would no longer be required to file periodic reports, including financial information, proxy solicitation materials, or other information with the SEC.  This action would cause our common stock to be de-listed from the OTC Bulletin Board, which would likely cause our stock price to decline.  If we choose not to periodically report, our ability to raise additional financing would likely be negatively impacted due to a lack of publicly available information about the Company.

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

We do not intend to pay cash dividends on our common stock. As a result, stockholders will benefit from an investment in our common stock only if it appreciates in value

We have never paid a cash dividend on our common stock, and we do not plan to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings to finance our operations and further expand and grow our business, including growth through acquisitions. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. We cannot assure you that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

ITEM 2.                      PROPERTY.

Our practice is to lease commercial office space for all of our offices. Our headquarters are located in a modern four-story building in Charlotte, North Carolina. We lease approximately 5200 square feet of space at that location, under a lease that will expire in August 2012.

In addition we have offices in:

1.	Winston Salem, North Carolina - we lease approximately 2000 square feet, under a lease that will expire in December 2010.

2.	Kansas City, Missouri – we lease approximately 1400 square feet, under a lease that will expire in April 30, 2012.

3.	San Diego, California – we lease approximately 2175 square feet, under a lease that will expire in December 31, 2012

4.	Los Angeles, California – we lease approximately 1656 square feet, under a lease that will expire in March 31, 2012.

Most of these facilities serve as sales and support offices and vary in size, depending on the number of people employed at that office. Our lease terms vary from periods of less than a year to three years and generally have flexible renewal options. We believe that our existing facilities are adequate to meet our current needs.

ITEM 3.                      LEGAL PROCEEDINGS.

As of December 31, 2010, and as of the date of this filing, we are not a party to any pending or threatened legal proceeding.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market information.    Our common stock is traded on the OTC Bulletin Board (‘‘OTCBB’’) under the symbol ‘‘PIMO.’’ The following table sets forth the range of high and low bid prices for our common stock for each of the periods indicated as reported by the OTCBB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

PIMO – Fiscal Year Ending December 31, 2010	High $	Low $
Quarter Ended
March 31, 2010	1.01	0.66
June 30, 2010	1.00	0.65
September 30, 2010	1.00	0.70
December 31, 2010	1.00	0.52

PIMO – Fiscal Year Ending December 31, 2010	High $	Low $
Quarter Ended
March 31, 2009	0.46	0.15
June 30, 2009	0.65	0.30
September 30, 2009	1.01	0.55
December 31, 2009	1.01	0.70

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

(b)  Holders.   As of December 31, 2010, there were 164 record holders of our common stock. We believe there are more owners of our common stock whose shares are held by nominees or in street name.

(c)  Dividends.   Holders of our common stock are entitled to receive dividends, as and when declared by our Board of Directors, out of funds legally available therefore, subject to the dividend and liquidation rights of preferred stock issued and outstanding. We have never declared or paid any dividends on our common stock, nor do we anticipate paying any cash dividends on our common stock in the foreseeable future.

The following table provides information regarding the status of our existing equity compensation plan at December 31, 2010:

Equity Compensation Plan

Plan Category	A Number of securities to be issued upon exercise of outstanding options, warrants and rights	B Weighted-average exercise price of outstanding options, warrants and rights	C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,525,000 (1)	$.90	8,475,000
Equity compensation plans not approved by security holders	0	0	0
Total	1,525,000	$.90	8,475,000

(1)
The Board of Directors approved the 2008 Stock Incentive Plan in May 2008 and the shareholders approved the plan in 2009. The plan reserves 10,000,000 shares of common stock for issuance, and allows the board to issue Incentive Stock Options, non-statutory Stock Options, and Restricted Stock Awards, whichever the Board or the Committee shall determine, subject to the terms and conditions contained in the plan document.  The purpose of the plan is to provide a method whereby selected key employees, selected key consultants, professionals and non-employee directors of Premier Alliance Group, Inc. may have the opportunity to invest in shares of the Company's common stock, thereby giving them a proprietary and vested interest in the growth and performance of the Company, and in general, generating an increased incentive to contribute to the Company's future success and prosperity, thus enhancing the value of the Company for the benefit of shareholders.  Further, the Plan is designed to enhance the Company's ability to attract and retain individuals of exceptional managerial talent upon whom, in large measure, the sustained progress, growth, and profitability of the Company depends.

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

Results of Operations

2010 As Compared to 2009

In 2010, we recorded revenue of $17.1 million, an increase of 83.8% when compared to 2009 revenue of $9.3 million. We attribute this increase to 2 items, 1) the addition of revenue from the 3 acquisitions completed in October 2009, April 2010 and September 2010 and 2) continued progress made in transitioning to more business consulting initiatives versus pure technology focused efforts.  The business consulting work we have focused on includes governance/compliance/regulatory and business process/reengineering efforts.  This work has been less impacted from economic downturn allowing us to avoid the significant drops in revenue that affected pure technology consulting companies.  The legacy business without the acquisitions grew 19.5% from 2009 to 2010.

Cost of goods, defined as all costs for billable staff, were $12.9 million or 75.8% of revenue in 2010 as compared to $6.9 million or 74.2% of revenue in 2009. Major components making up Cost of goods are wages, subcontract labor, payroll taxes, and benefit costs.

General and administrative (G&A) expenses were $3.9 million or 22.7% of revenue in 2010 as compared to $2.1 million or 22.7% of revenue in 2009. We were able to effectively manage the overall key G&A expense items to offset any increases; such as overhead benefit costs, legal, accounting, other professional services, rent, travel, business insurance and network/phone expenses.  The items that had significant increases in 2010 were all tied to M&A activity (increases in professional services for legal, accounting, M&A, and funding, non billable travel, public relations and investor relations) and a non cash charge of $163,842 for stock option grants in 2010.

Operating income was $245,955 or 1.4% of revenue in 2010 as compared to $295,006 or 3.1% of revenue in 2009.  Adding back M&A related expenses totaling $397,000 would provide an adjusted operating income of $643,000 or 3.8%.

Other income and expense consisted of net expense of $19,268 in 2010 compared to net income of $71,757 in 2009. The net expense in 2010 is primarily attributable to four items, 1) debt expense recorded for convertible debenture, related to funding, of $12,735, 2) an increase in value of life insurance policies based on market fluctuation of $37,371 3) interest expense of $55,869, and 4) Derivative income related to fair value of warrants issued.

Income taxes for 2010 resulted in an effective tax rate of 34.3%, compared to 31.4% in 2009.

In 2010 our Net loss was $124,754, or ($.02) per diluted share as compared to 2009 with net income of $251,588, or $.04 per diluted share.  The Net Loss includes a non cash charge (deemed dividend) of $273,663 related to the preferred stock containing an embedded beneficial conversion feature.

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

In 2001 North Carolina Premier purchased variable life insurance policies for its shareholders. In 2010 no premiums were paid, income of $37,371 was recorded as a result of the cash surrender value exceeding premiums, the cash surrender value equaled $407,403 on December 31, 2010.  In 2009 no premiums were paid, income of $76,274 was recorded as a result of the increase in cash surrender value, the cash surrender value equaled $370,032.

Net interest expense increased $55,141 from $12,232 in 2009 to $67,373 in 2010.

Marketable securities are accounted for as trading securities and are stated at market value with unrealized gains and losses accounted for in net income before income taxes.  In 2010 marketable securities were a gain of $828, as compared to a gain of $12,522 in 2009.

Income Taxes

Income taxes for 2010 resulted in an effective tax rate of 34.3%, compared to 31.4% in 2009.

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

Purchased goodwill in the amount of $2,718,385 was being amortized over 15 years until December 31, 2001. Accumulated amortization at December 31, 2001 was $487,101. North Carolina Premier adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires that all goodwill and indefinite life intangibles no longer be amortized. Goodwill must be evaluated for impairment on an annual basis. In accordance with SFAS No. 142, an annual impairment test is performed under which the estimated fair value of goodwill is compared with its carrying value. On December 31, 2008 we recorded a non-cash goodwill impairment charge in the amount of $1,179,464.  This included a tax benefit of $27,000 for the impairment of tax deductible goodwill of $72,000.   No goodwill impairment was recognized in 2009.   We have completed our annual impairment evaluation for the year ended December 31, 2010, and have concluded that there is no goodwill impairment loss to be recognized.  As of December 31, 2010 and December 31, 2009 we have goodwill of $2,894,075 and $1,450,578.

In September 2004, North Carolina Premier invested in Critical Analytics Inc, a company that is developing a unique trading platform for analysts, traders, and investors. The venture combines our software development and support strengths with the architectural and industry specific business knowledge of Critical Analytics. We own 350,000 shares of stock representing approximately a 35% ownership interest in Critical Analytics. We use the equity method for recording earnings and losses. We recorded a loss on this investment of $12,670 for 2010 as compared to a loss of $9, 607 for 2009.

In October 2009, Premier completed an Asset Purchase of Peoplesource Inc.   The client base and goodwill represented the most substantial assets acquired during the purchase.  An annual analysis of clients acquired and the annual billing are factors used to determine goodwill and impairment. No impairment has been recorded as of December 31, 2010.

In April 2010, Premier completed an Asset Purchase of Intronic Solutions Group LLC.   The client base and goodwill represented the most substantial assets acquired during the purchase.  An annual analysis of clients acquired and the annual billing are factors used to determine goodwill and impairment. No impairment has been recorded as of December 31, 2010.

In August 2010, Premier completed a Merger with Q5Group Inc. and purchased all the shares of stock of Q5Group. The purchase included fixed assets in the amount of $25,562, other tangible assets of $407,693, net liabilities of $151,430, goodwill in the amount of $731,497 which included stock options which were valued at $67,800 using the black scholes method of valuation, intangibles in the amount of $100,000, non competition allocation of $57,500, and sign on bonuses of $57,500. The client base and goodwill represented the most substantial assets acquired during the purchase.  An annual analysis of clients acquired and the annual billing are factors used to determine goodwill and impairment. No impairment has been recorded as of December 31, 2010.

We own one unit of ownership (representing 3% of the entire ownership interest) in Sharon Road Properties LLC, the entity that owns the property where our offices are located. We purchased that unit for $100,000. We recognize income as we receive distributions.

Executive Compensation Agreements

We have executive compensation agreements with 3 original executives of Premier. We own three separate life insurance policies (Flexible Premium Multifunded Life), each with a face amount of $3,000,000. We pay all scheduled monthly premiums and retain all interests in each policy. If an insured employee were to die, we would pay the employee’s designated beneficiary an annual survivor’s benefit of $300,000 per year for 10 consecutive years after the employee’s death.

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

The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Due to the limited trading history of our common stock, expected stock price volatility for stock option grants prior to 2008 is based on an analysis of the actual realized historical volatility of our common stock. The expected volatility assumption for stock option grants or modifications during 2008 was based on actual historical volatility of our common stock from the period after our initial trading date on January 31, 2007 through May 2008.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends on our common stock, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost.

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

On June 1, 2010, 325,000 incentive stock options were granted to five employees and the options vest over one to four years.  The options have an exercise price of $1.00 per share and expire on June 1, 2020.  Compensation expense related to these options will be recognized as vested totaling $20,138 in 2011, $12,083 in 2012, $12.083 in 2013, and $8,054 in 2014. The Compensation expense totaling $52,358 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 4.03 percent, an estimated volatility of 8.5 percent and no dividend yield.

On September 1, 2010, the Board granted an aggregate of 250,000 incentive stock options to four Q5Group shareholders as part of the merger agreement.  The options had no vesting schedule, are exercisable at $1.00 per share and expire on September 1, 2020. The estimated fair value of the options of $67,800 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 3.35 percent, an estimated volatility of 9.2 percent and no dividend yield. In addition, 25,000 incentive stock options were also granted to the president of Q5Group.  These options vest after 1 year and are exercisable at $1.00 per share and expire on September 1, 2020.  The estimated fair value of the options using the Black-Scholes option valuation method and assumptions above was $6,780, which will be recorded as compensation expense.

On December 1, 2010, 225,000 incentive stock options were granted to three executives for personal guarantees of the company line of credit, and no vesting was involved.  The options have an exercise price of $1.00 per share and expire on December 1, 2020.  The Stock option expense totaling $19,643 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 3.95 percent, an estimated volatility of 8.5 percent and no dividend yield.

On December 31, 2010, 100,000 incentive stock options were granted to one executive and no vesting was involved.  The options have an exercise price of $1.00 per share and expire on December 1, 2020.  The compensation expense totaling $14,780 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 4.13 percent, an estimated volatility of 8.6 percent and no dividend yield.

On April 30, 2010 the Board granted an aggregate of 150,000 warrants to consultants.  The warrants are exercisable at $0.77, and expire on April 30, 2015.  The estimated fair value of the options of $40,920 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 4.36 percent, an estimated volatility of 8.9 percent and no dividend yield.

On December 1, 2010 the Board granted an aggregate of 70,000 warrants to a consultant.  The warrants are exercisable at $1.00, and expire on December 1, 2015.  The estimated fair value of the options of $1,134 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 3.95 percent, an estimated volatility of 8.5 percent and no dividend yield.

Employee Benefit Plan

We have a 401(k) plan that covers substantially all employees. Plan participants can make voluntary contributions of up to 15% of compensation, subject to certain limitations, and we match a portion of employee contributions. Total contributions to the plan for the years ended December 31, 2010 and 2009 were approximately $26,600 and $10,253 respectively, not including forfeitures that are applied to the contributions by the company.

Financial Condition and Liquidity

As of December 31, 2010, we had cash and cash equivalents of $404,588, a change of $404,588 from the prior year.  We continue to use our revolving Line of Credit to fund operations and increased our end of year balance by $128,000 over the prior year balance.  Net working capital at December 31, 2010, was $632,050, representing a increase of $509,985.  Non current liabilities of $141,177 is made up of long term debt of $22,177 related to the purchase of equipment and the balance made up of deferred tax liability.  Shareholders’ equity as of December 31, 2010, was $4,613,674, which represented 66% of total assets.

During the year ended December 31, 2010, the net cash used by operating activities was $157,233 and was primarily attributable to increases in accounts receivable of $795,000, prepaid expenses of $13,000, decreases in income taxes payable of $52,000 and income from change in value of derivatives of $15,000 offset by depreciation of $78,000, the issuance of stock warrants and stock options of $76,000, increases in tax deferred assets of $39,000, accounts payable of $388,000 and loss in equity-method investee of $12,000.

Cash flows from investing activities used $556,000. Of that decrease, $217,000 was for the purchase of Q5 Group, $300,000 was for the purchase of Intronic Solutions Group, and $39,000 for the purchase of equipment.

Financing activities provided $1,118,158 of cash in 2010.  Of that increase, $128,000 was due to advances on our revolving line of credit, $840,000 was from the issuance of Class B Preferred Stock, $284,000 was from the issuance of convertible debentures, $104,000 was for additional payments due to People Source Inc. and the capital lease obligation of purchase of equipment. We borrow or repay the revolving debt as needed based upon our working capital obligation.

We believe that internally generated funds, current cash on hand, and available borrowings under our revolving credit line will be adequate to meet foreseeable liquidity needs for the next 12 months.

Because of the nature of our business, we are able to monitor variable expenses tied to our revenue generation and we are able to manage and adjust our fixed costs based on overall profitability.

The following table represents the company’s most liquid assets:

	2010	2009
Cash and cash equivalents	$559,711	$0
Marketable securities	31,748	30,918
Officers life insurance cash surrender value	407,403	370,032
Investment in cost method investee	100,000	100,000
	1,098,862	500,950

The company manages cash and liquid investments in order to internally fund operating needs.  The company plans to use its available resources including any borrowing under its line of credit to invest in its operations.

The company has entered into a loan agreement for a line of credit with a financial institution which provides credit to 75% of accounts receivable aged less than 90 days up to $1,500,000. Borrowings under the agreement bear interest at the LIBOR rate plus 2.75 percent with a 4% floor, payable monthly.  Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations.  No additional requirements are anticipated. If new business opportunities do arise additional outside funding may be required.

Outlook

Major trends or issues that we must deal with involve the following:  1) consolidation of customer’s primary consulting lists and standardized pricing and 2) competitive nature of attracting knowledge based experts in our core areas of focus.

Customers are consolidating their primary consulting lists to much smaller numbers of approved firms to work with while at the same time attempting to standardize pricing and have all the approved firms involved in more opportunities within the customer.  The benefit of this is that in many cases, our pricing is being compared to large specialty and big 4 consulting firms, which is a competitive benefit for us based on our model.  This focus by clients however, is opening up much more competition for engagements that in the past might not have been pursued by many of the competitors that are thrust into the forum now.  We must continue to build our expertise to be competitive.  With the pace of current regulatory and business change, attracting the proper talent is a key to future opportunity.  Individuals that have experience or can mold their past experiences to current business times, especially as it relates to regulatory, compliance, or organizational effectiveness are in high demand by many firms.

Premier Alliance Group has addressed these issues from 3 perspectives.  First we have laid the foundation and made a shift of our core services from a pure technology focus to a complete business consulting focus.  This shift has allowed us to reposition ourselves with our customers, promote our capabilities and Knowledge Based Expertise and increase our visibility with our customers, moving us to a value add provider for our customers.  Secondly we have structured our organization with a Professional Services and Consulting division that work collaboratively.  This allows us to promote the benefits of a focused professional service firm with the advantages of a consulting arm, which is a benefit to our customers and our employees.  Lastly, we have changed our talent acquisition processes to have a more focused approach to effectively identify, source, and qualify the KBE resources, create a pool of talent we can network and utilize, and ensure we are positioned for growth by building practice areas within the company.

Our top priority is to broaden the range of services we offer by building “areas of business expertise and knowledge” and at the same time build a more geographically diverse client base. We believe that achieving this goal will require a combination of merger activity and organic growth. This will in part depend on continued improvement in the U.S. business market.

In 2010, the Company completed two acquisitions with firms based in Kansas City, MO and San Diego, CA.  These transactions contributed to a broader customer base crossing additional industries (engineering, technology, life sciences), better geographic coverage, added to our professional services strengths (GRC and F&A) and added more capabilities on the business development and fulfillment ends.  Back office operations were successfully integrated 100% within 60 days from the transaction date with the rest of processes and roles integrated successfully by the end of December.

Contractual Obligations

As of December 31, 2010, our contractual obligations consisted of the following lease and contractual obligations:

2011	$347,889
2012	$170,263

The leases cover office premises and leased vehicles.  Of these leases a total of $58,396 is allocated for vehicle leases and $432,145 is for office premises. Non-cancellable contracts with talent acquisition engines or search firms account for $26,856 of the obligations.

We have a loan agreement for a line of credit with a financial institution that provides us with a maximum credit line of $1,500,000. The line of credit is due on demand. We may only borrow up to 75% of accounts receivable aged at 90 days or less. Borrowings under the agreement bear interest at the LIBOR rate plus 2.75%, payable monthly.  In addition, the loan is collateralized by substantially all our assets and personal guarantees by three members of the executive management team. Outstanding borrowings under the loan agreement were $339,000 and $211000 at December 31, 2010 and 2009, respectively.

Off-Balance-Sheet Arrangements

The Class A preferred stock accrues 8 percent per annum dividends on a stated “dividend value”.  “Dividend value” is the amount equal to $0.98 per share of Class A preferred stock outstanding.  The dividends began accruing June 1, 2004, and are cumulative.  No additional dividends were paid in 2008 as the obligation for this dividend ended July 1, 2007.  As of December 31, 2010, all shares of Class A Preferred Stock had been converted to common stock.

The Series B preferred stock accrues 7 percent per annum dividends on a stated “dividend value”.  “Dividend value” is the amount equal to $0.98 per share for each share of Series B preferred stock outstanding.  The dividends began accruing April 30, 2010, and are cumulative.  Dividends are payable annually in arrears.  At December 31, 2010, $44,427 ($.037 per preferred share) of dividends have accrued on these shares respectively.  However, they are unrecorded on the Company’s books until declared.

As of December 31, 2010, and during the prior year then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Preferred Stock

On June 7, 2004, North Carolina Premier issued 597,500 shares of Class A preferred stock in a private placement. The holders of shares of the Class A preferred stock were entitled to receive an 8% annual dividend until the earlier of (1) the third anniversary of the date of issuance or (2) automatic conversion of shares of Class A preferred stock into shares of common stock.  As of December 31, 2010, all shares of Class A preferred stock have been converted into common stock.  On January 11, 2011, the Company withdrew its designation of Class A preferred stock.

 On April 30, 2010, the Company issued 520,000 shares of Series B preferred stock in a private placement (the “April Private Placement”).  The holders of shares of Series B preferred stock are entitled to receive a 7% annual dividend until the shares are converted to common stock.  Attached with each Series B preferred stock was a warrant entitling the holder to purchase common stock at an exercise price of $0.77.  The warrants are immediately exercisable and have a term of five years. On May 24, 2010, the Company issued an additional 440,000 shares of Series B preferred stock pursuant to the April Private Placement. On December 6, 2010, the Company issued an additional 240,000 shares of Series B preferred stock pursuant to April Private Placement.

On March 3, 2011, the company issued 2,380,952 shares of Series C preferred stock in a private placement.  The holders of the Series C preferred stock are entitled to receive a 7% annual dividend until the shares are converted to common stock.  The Company also issued warrants to purchase 7,142,846 common stock at an exercise price of $0.77.  The warrants are immediately exercisable and have a term of five years

Material Consulting Agreements

In August 2009, we engaged Equity Source Partners as consultants and financial advisors to act as the exclusive financial advisor to the Company for the purpose of pursuing proposed capital.  Fees related to any funding would include a cash fee equal to 8% of the gross proceeds received from the sale of securities and 5 year warrants to purchase a number of shares equal to 8% of the gross number of shares sold at each closing, or 8% of the number of shares of common stock the securities sold are convertible into in the event convertible debt or convertible preferred stock is sold.  This agreement is ongoing.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that as of December 31, 2010 our internal control over financial reporting was effective and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal year ended December 31, 2010, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our definitive proxy statement relating to our 2010 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 11.                      EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive proxy statement relating to our 2010 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive proxy statement relating to our 2010 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to our definitive proxy statement relating to our 2010 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement relating to our 2010 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

The following exhibits are filed as a part of, or incorporated by reference into, this report.

No.	Description

3.1	Articles of incorporation (incorporated by reference to exhibit 3.1 to Form 10-SB of the registrant filed with the Commission on December 12, 2003).

3.2	Restated and amended bylaws (incorporated by reference to exhibit 3.1 to Form 8-K of the registrant filed with the Commission on February 1, 2011).

4.1
Amended and restated certificate of designations, powers, preferences and other rights and qualifications of the Series B convertible preferred stock (incorporated by reference to exhibit 4.1 to current report on Form 8-K of the registrant filed with the Commission on March 11, 2011).

4.2
Amended and restated certificate of designations, powers, preferences and other rights and qualifications of the Series C convertible preferred stock (incorporated by reference to exhibit 4.1 to current report on Form 8-K of the registrant filed with the Commission on March 7, 2011).

10.1	Lease Agreement between Bissell Porter Siskey, LLC and the Company (incorporated by reference to exhibit 10.4 to Form 10-KSB/A of the registrant filed with the Commission on April 27, 2006).

10.2
Securities Purchase Agreement among the Company, Miriam Blech and River Charitable Remainder Unitrust f/b/o Isaac Blech dated March 3, 2011 (incorporated by reference to exhibit 10.1 to current report on Form 8-K of the registrant filed with the Commission on March 7, 2011).

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

PREMIER ALLIANCE GROUP, INC.

Date: March 31, 2011	By:	/s/ Mark S. Elliott
Mark S. Elliott, President

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: March 31, 2011	By:	/s/ Mark S. Elliott
Mark S. Elliott, President

Date: March 31, 2011	By:	/s/ Kevin J. Hasenfus
Kevin J. Hasenfus, Director

Date: March 31, 2011	By:	/s/ Patrick J. Kolenik
Patrick J. Kolenik, Director

Date: March 31, 2011	By:	/s/ Gregory C. Morris
Gregory C. Morris, Director

Date: March 31, 2011	By:	/s/ Robert N. Yearwood
Robert N. Yearwood, Director

Date: March 31, 2011	By:	/s/ Stephen W. Yarbrough
Stephen W. Yarbrough, Director

                                     Scharf Pera & Co., PLLC
Certified Public Accountants
4600 Park Road
Suite 112
Charlotte, North Carolina 28209
704-372-1167
Fax:  704-377-3259

Audit Committee
Premier Alliance Group, Inc.
Charlotte, North Carolina

INDEPENDENT AUDITORS’ REPORT

We have audited the accompanying balance sheets of Premier Alliance Group, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Premier Alliance Group, Inc. is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Alliance Group, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Scharf Pera & Co., PLLC

March 29, 2010
Charlotte, North Carolina

(F1)

PREMIER ALLIANCE GROUP, INC.
BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

ASSETS
	2010	2009
CURRENT ASSETS:
Cash	$404,588	$0
Accounts receivable	2,279,952	1,121,186
Marketable securities	31,748	30,918
Deferred tax asset - current portion	39,000	15,000
Prepaid expenses and
other current assets	61,420	37,216

Total current assets	2,816,708	1,204,320

PROPERTY AND EQUIPMENT - at
cost less accumulated depreciation	83,827	11,728

OTHER ASSETS:
Goodwill	2,894,075	1,450,578
Intangible assets – net	439,709	79,800
Investment in equity-method investee	177,762	190,432
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers' life insurance	407,403	370,032
Deferred tax asset	0	46,000
Deposits and other assets	20,025	6,100

Total other assets	4,038,974	2,242,942

TOTAL ASSETS	$6,939,509	$3,458,990

See Notes to Financial Statements

(F2)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable	$339,000	$211,000
Current portion of long-term debt	531,653	133,152
Convertible debenture	12,735	0
Derivative liability	71,650	0
Accounts payable	450,084	320,027
Accrued expenses	779,536	384,990
Income taxes payable	0	33,086

Total current liabilities	2,184,658	1,082,255

NONCURRENT LIABILITIES:
Long-term debt – net of current portion	22,177	114,606
Deferred tax liability	119,000	0

Total noncurrent liabilities	141,177	114,606

COMMITMENTS AND CONTINGENCIES	0	0

STOCKHOLDERS' EQUITY:
Class A convertible preferred stock,
liquidation preference of $0.05 per share,
$.001 par value, 5,000,000 shares authorized,
0 shares issued and outstanding	0	561
Class B convertible preferred stock,
No liquidation preference
$.001 par value, 2,000,000 shares authorized,
1,200,000 shares issued and outstanding	1,200	0
Common stock, $.001 par value, 45,000,000
shares authorized, 7,967,992 shares
issued and outstanding	7,968	6,072
Additional paid-in capital	5,888,399	3,414,635
Accumulated deficit	(1,283,893)	(1,159,139)

Total stockholders’ equity	4,613,674	2,262,129

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,939,509	$3,458,990

See Notes to Financial Statements

(F3)

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

NET REVENUES	$17,116,865	$9,347,993

OPERATING EXPENSES:
Cost of revenues	12,975,197	6,926,166
Selling, general and administrative	3,817,511	2,117,122
Depreciation and amortization	78,201	9,699

Total operating expenses	16,870,909	9,052,987

INCOME FROM OPERATIONS	245,956	295,006

OTHER INCOME (EXPENSE):
Interest expense, net	(67,373)	(12,232)
Gain on marketable securities	829	12,522
Officers' life insurance income	37,371	76,274
Equity in net loss of equity-method investee	(12,670)	(9,607)
Derivative income	15,300	0
Other income	7,275	4,800

Total other income (expense)	(19,268)	71,757

NET INCOME BEFORE INCOME TAXES	226,688	366,763

INCOME TAX EXPENSE	(77,779)	(115,175)

NET INCOME	148,909	251,588
DEEMED DIVIDEND ON PREFERRED STOCK	(273,663)	0
NET (LOSS) INCOME AVAILABLE FOR
COMMON STOCKHOLDERS	$(124,754)	$251,588
Net (loss) income per share:
Basic	$(0.02)	$0.04
Diluted	$(0.02)	$0.04
Weighted average number of shares, basic and diluted:
Basic	7,201,699	5,926,438
Diluted	7,201,699	6,487,184

See Notes to Financial Statements

(F4)

PREMIER ALLIANCE GROUP, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Class A Preferred stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balance at
December 31, 2008	560,746	$561	0	$0	5,867,945	$5,868	$3,289,339	$(1,410,727)	$1,885,041
Stock options issued for services rendered					50,000	50	25,450		25,500
Stock issued for acquisition					153,846	154	99,846		100,000
Net income								251,588	251,588
Balance at
December 31, 2009	560,746	561	0	0	6,071,791	6,072	3,414,635	(1,159,139)	2,262,129
Preferred Shares converted	(560,746)	(561)			560,746	561			0
Stock options issued for services rendered							34,423		34,423
Stock warrants issued for services rendered							42,054		42,054
Preferred Stock issued – net of issue costs			1,200,000	1,200			761,869		763,069
Stock issued in acquisitions					1,295,455	1,295	1,198,705		1,200,000
Stock options issued in acquisitions							67,800		67,800
Debt discount on convertible debt					40,000	40	95,250		95,290
Deemed dividend on preferred stock							273,663	(273,663)	0
Net income								148,909	148,909
Balance at
December 31, 2010	0	$0	1,200,000	$1,200	7,967,992	$7,968	$5,888,399	$(1,283,893)	$4,613,674

See Notes to Financial Statements

(F5)

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$148,909	$251,588
Adjustments to reconcile net income to
net cash (used in) provided by operating activities:
Depreciation and amortization expense	78,201	9,699
Increase in cash surrender value of
officers' life insurance	(37,371)	(76,274)
Stock options and issued for services	76,477	25,500
Income from change in value of derivatives	(15,300)	0
Amortization of debt discounts	12,735	0
Decrease in net deferred tax assets	39,200	5,000
Equity in loss of equity-method investee	12,670	9,607
Changes in operating assets and liabilities:
Increase in accounts receivable	(795,180)	(86,357)
Increase in marketable securities	(830)	(12,523)
(Increase) decrease in prepaid expenses	(13,030)	2,808
Decrease in deposits and other assets	627	218
Increase in accounts payable	130,057	71,465
Increase in accrued expenses	257,626	23,387
Decrease in income taxes payable	(52,024)	(47,118)
Net cash (used in) provided by
operating activities	(157,233)	177,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	(517,191)	(140,000)
Purchases of property and equipment	(39,146)	0

Net cash used in investing activities	(556,337)	(140,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	40	0
Issuance of Class B Preferred Stock	763,070	0
Issuance of convertible debentures	284,000	0
Net (payments)/proceeds from long-term debt	(56,952)	0
Net proceeds/(payments) on line of credit	128,000	(37,000)

Net cash provided by (used in) financing activities	1,118,158	(37,000)

Net increase in cash	404,588	0

Cash - beginning of year	0	0

Cash - end of year	$404,588	$0

See Notes to Financial Statements

(F6)

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	2010	2009

Cash payments for:
Interest	$63,500	$9,444

Income taxes	$72,177	$157,293

Cash received for:
Interest	$1,232	$0

Summary of non-cash operating activities:
Stock issued for services rendered	$0	$25,500
Stock warrants issued for services rendered	$42,054	$0
Stock options issued for services rendered	$34,423	$0

See Notes to Financial Statements

(F7)

PREMIER ALLIANCE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 1 - Organization and Business:

Premier Alliance Group, Inc. (“Old Premier”) was organized under the laws of North Carolina in June 1995.  Old Premier provided information technology solution and consulting services to customers operating in a variety of industries throughout the United States.

On November 5, 2004, Old Premier and its shareholders consummated a share exchange agreement with Premier Alliance Group, Inc. (the “Company”).  The Company was an inactive public company that was organized in Nevada in January 2000.  Pursuant to the exchange agreement, shareholders of Old Premier were issued 36,176,863 shares of common stock and 4,323,157 shares of Class A convertible preferred stock in exchange for all of their outstanding common stock and preferred stock in Old Premier.  As a result of the share exchange agreement, the shareholders of Old Premier acquired a majority (90%) of the issued and outstanding common and preferred stock of the merged company.  For accounting purposes, the transaction was accounted for as a reverse merger.  Old Premier was merged into the Company and immediately after the merger the Company was renamed Premier Alliance Group, Inc. The Company accounted for the share exchange using the purchase method of accounting as prescribed by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”.  The Company did not record any amount for goodwill on the share exchange.

Acquisitions:

On October 1, 2009, the Company purchased substantially all of the assets of Peoplesource, Inc., a North Carolina corporation pursuant to an Asset Purchase Agreement dated September 18, 2009.  In consideration of the purchased assets, including service contracts and office equipment, the Company agreed to pay 153,846 shares of common stock, equal to $100,000 at the closing date and an estimated $400,000 in cash over two years ($140,000 after closing, $120,000 thirteen months from closing, and the balance 24 months from closing).  The total consideration, including value of stock, is calculated as the gross revenue from Peoplesource, Inc.’s unit during the first year after acquisition multiplied by 25 percent. The final calculation of total consideration to be paid was $574,477. The Company accounted for this acquisition under the acquisition method as described in FASB Accounting Standards Codification (“ASC”) 805 – “Business Combinations”.

The following table summarizes the estimated fair values of the assets acquired at October 1, 2009:

Current assets	$0
Property and equipment	5,000
Intangible assets – customer relationships	84,000
Goodwill	398,758
Total assets acquired	487,758
Current liabilities assumed	0
Net assets acquired	$487,758

Goodwill acquired in this acquisition of $398,758 is expected to be deductible for income tax purposes.

The business acquisition provided broader geographic coverage, added additional strength in sales and fulfillment as well as broadened the customer base for the Company.

(F8)

On April 30, 2010, the Company purchased substantially all of the assets of Intronic Solutions Group, LLC, (“Intronic”) a privately held, Kansas-based technology consulting and staffing company.

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

Current assets	$0
Property and equipment	20,000
Intangible assets-customer relationships	268,000
Goodwill	712,000
Total assets acquired	1,000,000
Liabilities assumed	0
Net assets acquired	$1,000,000

On September 1, 2010, the Company acquired all of the capital stock of Q5Group, Inc., a privately held California business and financial consulting company (“Q5Group”), and merged with Q5Group whereby the Company is the surviving entity.

In consideration for all of Q5Group’s capital stock, the Company agreed to pay to Q5Group, subject to certain conditions (a) the sum of $200,000 in cash, and (b) 800,000 shares of common stock equal to $800,000 at a price per share of $1.00, which was based on the 5-day average closing price of the common stock for the five days prior to the closing date. The Company paid $125,000 and delivered 500,000 shares of stock upon closing.  Additional consideration will be paid on September 30, 2011, subject to certain conditions, as follows: If the Q5 Unit of Premier achieves $4,000,000 in gross revenue in the previous twelve months, $150,000 in common stock will be issued and if the Q5 Unit achieves $4,000,000 in gross revenue and has a minimum gross margin of 30 percent for the previous twelve months, an additional $150,000 in common stock and $75,000 cash will be issued and paid on October 1, 2011.   The Company also entered into employment agreements with three of the principals of Q5Group, which included an aggregate of $57,500 in sign on bonuses and $57,500 for execution of non-competition agreements.  The employment agreements contain cash and stock option bonuses, and stock option incentives based on achieving certain target revenues.  Additionally, an aggregate of 250,000 stock options were issued to certain Q5Group affiliates, at an exercise price per share of $1.00 and expiring in ten years.  These options were valued using the Black-Scholes option valuation method at $67,800.  See Note 11 for further information on these options.

The following summarizes the fair values of the assets acquired:

Current assets	$407,693
Property and equipment	25,562
Intangible assets-non compete	57,500
Intangible assets-customer relationships	100,000
Goodwill	731,497
Total assets acquired	1,322,252
Liabilities assumed	(151,430)
Aggregate purchase price	$1,170,822

(F9)

Note 2 - Summary of Significant Accounting Policies:

Cash and cash equivalents:

The Company considers all highly liquid investments having an original maturity of three months or less to be cash equivalents.  Amounts invested may exceed federally insured limits at any given time.  As a result of the Company’s cash management system, checks issued but not presented to the banks for payment may create negative book cash balances.  Such negative balances are included in trade accounts payable and totaled $0 and $61,481 at December 31, 2010 and 2009, respectively.

Accounts receivable:

The Company considers accounts receivable to be fully collectible. If amounts become uncollectible, they are charged to operations when that determination is made.

Marketable securities:

Marketable equity securities are accounted for as trading securities and are stated at market value with unrealized gains and losses accounted for in current income from operations.

Property and equipment:

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years.  Maintenance and repair costs are expensed as incurred.  Gains or losses on dispositions are reflected in income.  Property and equipment includes equipment under capital leases of $35,469, and $0, respectively at December 31, 2010 and 2009.  Amounts included on the balance sheet under capital leases are net of accumulated depreciation of $1,182 and $0, respectively.

Goodwill and intangible assets:

Purchased goodwill in the amount of $2,718,385 was being amortized over 15 years until December 31, 2001.  Accumulated amortization at December 31, 2001 was $487,101.  Effective January 1, 2002, the Company ceased amortization of goodwill in accordance with FASB SFAS No. 142, “Goodwill and Other Intangible Assets”.  The Company assesses goodwill for impairment annually.  No impairment losses were recorded for the years ended December 31, 2010 and 2009.

Acquired intangible assets consist of customer relationships and non-competition agreements.  The fair market value of the customer relationships were determined by discounting the expected future cash flows from the acquired customers.  The value of the non-competition agreements were estimated based off of the percentage of discounted cash flows expected to be lost if the agreement was not in place.  The $452,000 of customer relationships acquired are being amortized over the estimated useful life of five years. The $57,500 of non-competition agreements are being amortized over the life of the agreement. At December 31, 2010, accumulated amortization on intangible assets totaled $69,791.  The amortization expense on these intangible assets of $65,591 and $4,200 for the years ended December 31, 2010 and 2009, respectively, is included under depreciation and amortization on the statement of operations.

Amortization expense related to intangible assets is expected to be as follows for the years ended:

December 31, 2011	$101,900
December 31, 2012	101,900
December 31, 2013	101,900
December 31, 2014	97,700
December 31, 2015	36,309
$439,709

(F10)

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

Income taxes:

Effective with the conversion to a C Corporation, the Company accounts for income taxes under FASB ASC Topic 740 “Income Taxes”.  Under FASB ASC Topic 740-10-30, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled (see Note 12).

The Company accounts for income taxes in accordance with FASB ASC Topic 740. FASB ASC Topic 740-10 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the balance sheet. It also provides guidance on derecognition, measurement and classification of amounts related to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim period disclosures and transition relating to the adoption of new accounting standards. Under FASB ASC Topic 740-10, the recognition for uncertain tax positions should be based on a more-likely-than-not threshold that the tax position will be sustained upon audit. The tax position is measured as the largest amount of benefit that has a greater than fifty percent probability of being realized upon settlement.

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

Fair value of financial instruments:

The Company’s financial instruments include cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and credit facilities.  The carrying amounts of cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments.  The fair value of the Company’s notes payable and long-term debt, estimated based on the current borrowing rates available to the Company, approximates the carrying value of these liabilities.

The Company did not have any outstanding financial derivative instruments.

Derivative instruments:

    The Company records derivative instruments in accordance with FASB ASC Topic 815 “Derivatives and Hedging”. Certain warrants issued by the Company are considered derivative instruments due to their full-ratchet anti-dilution protection.  For these transactions, a derivative liability is booked for the fair market value of the warrants at the date of issuance and changes in the fair market value of the warrants are recorded as derivative income in the statement of operations.  See Note 13 for further discussion.

(F11)

Reclassifications:

Certain reclassifications have been made in the prior year financial statements to conform to classifications used in the current year.

Subsequent events:

            The Company evaluated all events and transactions through March 28, 2011, the date these financial statements were issued.  Subsequent to December 31, 2010, the Company closed an agreement to issue and sell to two accredited investors an aggregate of 2,380,952 shares of the Company’s newly designated 7% $2.10 Series C Preferred Stock and 7,142,856 warrants to purchase common stock.  The Preferred Stock has a liquidation preference of $2.10. The warrants are exercisable during the five-year period commencing on the date of issuance at $0.77 per share.  Based on the purchase price of $5,000,000, the Company received gross proceeds of $5,000,000, paid cash commissions totaling $650,000, and issued 714,285 warrants, for net cash proceeds of $4,350,000.

Recent accounting pronouncements:

Since January 1, 2009, there have been several new accounting pronouncements and updates to the Accounting Standards Codification.  Each of these updates has been reviewed by Management who does not believe their adoption has had or will have a material impact on the Company’s financial position or operating results.

Note 3 - Property and Equipment:

The principal categories and estimated useful lives of property and equipment are as follows:

			Estimated
	2010	2009	Useful Lives
Office equipment	$370,483	$293,846	5 years
Furniture and fixtures	63,247	55,175	7 years
Computer software	17,100	17,100	3 years
	450,830	366,121
Less: accumulated depreciation	(367,003)	(354,393)
	$83,827	$11,728

(F12)

Note 4 - Marketable Securities Classified as Trading Securities:

Under FASB ASC Topic 320-10-25 “Investments-Debt and Equity Securities”, securities that are bought and held principally for the purpose of selling them in the near term (thus held only for a short time) are classified as trading securities.  Trading generally reflects active and frequent buying and selling, and trading securities are generally used with the objective of generating profits on short-term differences in price.  All inputs used to value the securities are based on Level 1 inputs under FASB ASC Topic 820 “Fair Value Measurements and Disclosures”. The unrealized holding loss as of December 31, 2010, is as follows:

		Fair Market
	Cost	Value	Holding Loss
Equity Investments	$46,092	$31,748	$14,344

The unrealized holding loss as of December 31, 2009, is as follows:

		Fair Market
	Cost	Value	Holding Loss
Equity Investments	$46,092	$30,918	$15,174

Note 5 - Investment in Equity-Method Investee:

In 2004, the Company invested $250,000 for a 33 percent ownership of Critical Analytics, Inc.  Critical Analytics, Inc. is in the business of software development and financial consulting services.

In January 2007, the Company’s ownership percentage increased to 35 percent.  The Company accounts for this investment using the equity method.  The Company records its proportionate share of income or loss from Critical Analytics, Inc.’s results of operations; correspondingly, the carrying amount of the investment is increased by equity in earnings and reduced by equity in losses.  During 2010 and 2009, the Company recorded losses of $12,670 and $9,607 as its equity in Critical Analytics, Inc., respectively.  Summarized financial information of Critical Analytics, Inc. at December 31, 2010 and 2009 is as follows:

	2010	2009
Assets:
Current assets	$182,316	$220,003
Property and equipment – net	54,926	55,796

	$237,242	$275,799

Liabilities and stockholders’ equity:
Current liabilities	$614	$1,160
Stockholders’ equity	236,628	274,639
	$237,242	$275,799

Gross revenue	$0	$0
Other income	576	20,718
Operating expenses	(38,586)	(49,538)
Net loss	$(38,010)	$(28,820)

(F13)

Note 6 - Investment in Limited Liability Company:

The Company has an investment in a limited liability company, which owns approximately 33 percent of the office building that the Company leases office space from in Charlotte, North Carolina.  The Company’s investment represents an approximate 3 percent share of ownership in the limited liability company.  Because the limited liability company interest does not have a readily determinable fair value, the Company accounts for its investment using the cost method. Accordingly, the carrying value of $100,000 is equal to the capital contribution the Company has made.  Income is recognized when capital distributions are received by the Company and totaled $4,800 and $4,800 for the years ended December 31, 2010 and 2009, respectively.

Note 7 - Goodwill Impairment:

The Company completed an annual impairment evaluation for the years ended December 31, 2010 and 2009, and recorded no impairment losses.   In determining impairment charges, the Company uses various valuation techniques using both the income approach and market approach.  The balance recorded as goodwill as of December 31, 2010 and 2009 is $2,894,075 and $1,450,578, respectively, net of accumulated impairment of $1,179,464.

Note 8 - Accrued Expenses:

Accrued expenses consisted of the following at December 31, 2010 and 2009:

	2010	2009
Accrued payroll	$540,060	$298,675
Accrued vacation	107,093	29,979
Other accrued liabilities	132,383	56,336

	$779,536	$384,990

Note 9 - Notes Payable:

As of December 31, 2009, the Company had entered into a loan agreement for a line of credit with a financial institution, providing the Company with a maximum credit line of $900,000 that was secured by all accounts receivable and the assignment of two life insurance policies and accrued interest at LIBOR plus 3 percent.  At December 31, 2009, this line of credit had an outstanding balance of $211,00 and an interest rate of 3.23 percent.  During the year ended December 31, 2010, this line of credit was paid off in full and closed.

During the year ended December 31, 2010, the Company entered into a loan agreement for a line of credit with a different financial institution, providing the Company with a maximum credit line of $1,500,000. The line of credit is due on October 31, 2011, and is secured by all assets of the company and personal guarantees by three executives.  Borrowings under the agreement bear interest at LIBOR plus 2.75 percent, payable monthly, with a set minimum interest rate of 4 percent and maximum interest rate of 25 percent.  At December 31, 2010, the interest rate was 4 percent.  The line of credit is also subject to certain financial covenants.  Outstanding borrowings under this loan agreement were $339,000 at December 31, 2010.

(F14)

Note 10 - Long-Term Debt:

Long-term debt as of December 31, 2010 and 2009 consists of the following:

	2010	2009

Note payable to owner of Peoplesource, Inc., related to acquisition on October 1, 2009. Balance due on October 1, 2011, with imputed interest at 3.23 percent. At December 31, 2010, accrued interest totaled $10,038. See Note 1 for further details on acquisition and contingencies.	$157,200	$247,758
Note payable to former owners of Q5Group, Inc., related to acquisition on September 1, 2010. Balance due October 1, 2011, with imputed interest at 3.00 percent, of which $300,000 is payable in stock. See Note 1 for further details on acquisition and contingencies.	363,023	0
Capitalized lease obligations, due in 36 monthly installments of $1,047 ending in October 2013. Payments include interest at 4.00 percent. Secured by property costing $35,469.	33,607	0
	553,830	247,758
Current portion	(531,653)	(133,152)
Long-term portion	$22,177	$114,606

As of December 31, 2010, principal payments due on long-term debt, including capital leases, is as follows:

2011	$531,653
2012	11,896
2013	10,281
Thereafter	0
$553,830

(F15)

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

On April 30, 2010, the Company issued 795,455 shares of common stock related to the acquisition of Intronic Solutions Group LLC. See Note 1 for further details.

On August 31, 2010, the Company issued 500,000 shares of common stock related to the acquisition of Q5Group, Inc. See Note 1 for further details.

Class A Convertible Preferred Stock:

As of December 31, 2010, all shares of Class A Convertible Preferred Stock had been converted to common stock.  On January 11, 2011, the Company withdrew its designation of Class A Convertible Preferred Stock.

7% Series B Convertible Preferred Stock:

On April 14, 2010, the Company designated 2,000,000 shares of its preferred stock as 7% Series B Convertible Preferred Stock, $.001 par value per share (“Series B Preferred Stock”). The Series B Preferred Stock (a) is convertible into one share of  common stock, subject to certain adjustments, (b) pays 7 percent dividends ($58,800) per annum, payable annually in cash or shares of common stock, at the Company’s option, (c) is automatically converted into common stock should the price of the Company’s common stock exceed $2.50, and (d) for a period of one year from the issuance date provides full-ratchet anti-dilution provisions on issuances of securities at a price less than $0.70 per share of common stock, subject to certain exceptions. These shares of preferred stock were issued in conjunction with warrants.  The issuance of preferred stock contained an embedded beneficial conversion feature and the intrinsic value of this feature of $273,663 was recorded as a deemed dividend to preferred shareholders.

Stock Options and Warrants:

In 2004, the Company issued options to a consultant to the Company.  The options are for 289,291 common shares on the “option price date” at an exercise price equal to the average market price of the Company’s common stock during the 10 trading days immediately prior to the “option price date”.  The   “option price date” is defined as the 90th day after the commencement of the trading of shares of the Company’s common stock.  At the “option price date” of May 1, 2007, the options were for 289,291 common shares with an exercise price of $2.75 per share.  The options expired May 1, 2009 without being exercised.

(F16)

In May 2008, the Company and shareholders adopted a stock incentive plan, entitled the 2008 Stock Incentive Plan (the “Plan”), authorizing the Company to grant stock options of up to 10,000,000 common shares for employees and key consultants.

On May 16, 2008, 600,000 non-statutory stock options were granted to three officers and directors.  The options have an exercise price of $0.75 per share and expire on May 16, 2018.  The Company accounted for the issuance of the options in accordance with FASB SFAS 123(R) "Share Based Payment" that requires the recognition of compensation expense in the financial statements based on the grant date fair value of the options.  The estimated fair value of the options of $50,700 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 4.57 percent, an estimated volatility of 5.32 percent and no dividend yield.

On June 1, 2010, the Board granted an aggregate of 325,000 incentive stock options under the Plan to five employees.  The options vest over one to four years and are exercisable at $1.00 per share and the options expire in 2020. Compensation expense related to these options will be recognized as vested totaling $20,138 in 2011, $12,083 in 2012, $12,083 in 2013, and $8,054 in 2014. The Company accounted for the issuance of all stock options and warrants in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” that requires the recognition of compensation expense in the financial statements based on the grant date fair value of the options. The compensation expense determined by the estimated fair value of the options of $52,358 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 4.03 percent, an estimated volatility of 8.50 percent and no dividend yield.

On September 1, 2010, the Board granted an aggregate of 250,000 incentive stock options under the Plan to four Q5Group shareholders as discussed in Note 1.  The options had no vesting schedule, are exercisable at $1.00 per share and expire in 2020. The estimated fair value of the options of $67,800, which was included in the purchase consideration of Q5Group, was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 3.35 percent, an estimated volatility of 9.20 percent and no dividend yield. In addition, 25,000 incentive stock options were also granted to the president of Q5Group.  These options vest after 1 year and are exercisable at $1.00 per share and expire in 2020.  The estimated fair value of the options using the Black-Scholes option valuation method and assumptions above was $6,780, which was recorded as compensation expense.

On December 1, 2010, the Board granted an aggregate of 225,000 incentive stock options under the Plan to three executives for execution of personal guarantees on a line of credit for the Company.  The options had no vesting schedule, are exercisable at $1.00 per share and expire in 2020. The estimated fair value of the options of $19,643, included in selling, general and administrative costs in the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 3.95 percent, an estimated volatility of 8.50 percent and no dividend yield.

On December 31, 2010, the Board granted an aggregate of 100,000 incentive stock options under the Plan to a newly appointed executive for the Company.  The options had no vesting schedule, are exercisable at $1.00 per share and expire in 2020. The estimated fair value of the options of $14,780, included in selling, general and administrative costs in the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 4.13 percent, an estimated volatility of 8.60 percent and no dividend yield.

(F17)

The following represents the activity under the stock incentive plan as of December 31, 2010 and changes during the two years then ended:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2009	889,291	$1.40
Expired	289,291	$2.75
Outstanding at January 1, 2010	600,000	$0.75
Issued	925,000	$1.00
Outstanding at December 31, 2010	1,525,000	$0.90

On April 30, 2010, the Board granted an aggregate of 150,000 warrants to consultants.  The warrants are exercisable at $0.77 and expire on April 30, 2015.  The grant date estimated fair value of the warrants of $40,920, included in selling, general and administrative expenses on the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 4.36 percent, an estimated volatility of 8.9 percent and no dividend yield.

On December 1, 2010, the Board granted 70,000 warrants to a consultant.  The warrants are exercisable at $1.00 and expire on December 1, 2015. The grant date estimated fair value of the options of $1,134, included in selling, general and administrative expenses on the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions:  a risk free interest rate of 3.95 percent, an estimated volatility of 8.5 percent and no dividend yield.

During the year ended December 31, 2010, a total of 900,000 warrants have been issued in connection with the issuance of 1,200,000 shares of Class B Convertible Preferred Stock. These warrants contained a beneficial conversion feature valued at $273,663, which was recorded as a deemed dividend to preferred shareholders.  Additionally, 158,940 warrants were issued as commission on the sale of these securities.

As discussed in the convertible debentures section of this note, 500,000 warrants were issued with convertible debentures.

The following represents the activity of warrants as of December 31, 2010, and changes during the year:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	0	0
Issued	1,778,940	$0.78
Outstanding at December 31, 2010	1,778,940	$0.78

Convertible Debentures and Derivative Liability:

On May 21, 2010, the Company issued a 9 percent senior secured convertible debenture in the principal amount of $350,000 with an 8 percent original issue discount of $28,000 (the “Debenture”). Interest is payable monthly. Beginning January 2011, monthly principal payments of $17,500 are due. The remaining balance at November 2011 of $175,000 is due in full. The debenture is convertible at a conversion value of $0.70 per share. The Debenture was issued with 500,000 detachable warrants with an exercise price of $0.77 and expire in five years and contain full-ratchet and other standard anti-dilution protections. The Debenture is subordinate to the Company’s line of credit, and is secured by all the Company’s assets. In connection with the Debenture issuance, the Company issued the debenture holder 40,000 shares of common stock for $40 and paid a commitment fee of $20,000.  Legal fees associated with the transaction totaled $18,000.

(F18)

The Company has accounted for these transactions in accordance with FASB ASC Topic 470-20 “Debt with Conversion and Other Options”. Due to the full-ratchet anti-dilution protection in the warrants, they are considered to be derivative instruments.  As such, the fair market value of the warrants of $86,950 was recorded as a debt discount and as a derivative liability.  Additional debt discounts included the original issue discount of $28,000, a commitment fee of $20,000, stock issue discount of $31,960, and a beneficial conversion feature of $183,090.  The intrinsic value of the beneficial conversion feature was calculated as the difference between the fair value of the Debenture if converted on the commitment date and the effective conversion price as stated in the debenture. The discounts totaling $350,000 are being amortized under the interest method over the term of the debenture and being recorded as interest expense.  During the year ended December 31, 2010, $12,736 of interest expense related to this convertible debenture has been recorded.

The derivative liability was adjusted at December 31, 2010  to the fair market value of the warrants of $71,650, with the resulting income of $15,300 being recorded as derivative income on the statement of operations.

Note 12 - Income Taxes:

Significant components of the income tax provision are summarized as follows:

	2010	2009
Current provision:
Federal	$32,123	$90,457
State	6,456	19,718
Deferred provision:
Federal	34,600	4,000
State	4,600	1,000
	$77,779	$115,175

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income before income taxes for the years ended December 31, 2010 and 2009 follows:

	2010	2009
Federal statutory rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	4.5	4.5
Permanent differences	(4.2)	(7.1)
	34.3%	31.4%

(F19)

The Company provides for income taxes using the liability method in accordance with FASB ASC Topic 740 “Income Taxes”.  Deferred income taxes arise from the differences in the recognition of income and expenses for tax purposes.  Deferred tax assets and liabilities are comprised of the following at December 31, 2010 and 2009:

	2010	2009
Deferred income tax assets:
Accrued compensation	$33,000	$9,000
Trading securities	6,000	6,000
Intangible assets	0	28,000
Investment in equity-method investee	28,000	23,000
Total deferred tax assets	67,000	66,000
Less: valuation allowance	-	-
Deferred income tax assets	$67,000	$66,000

Deferred income tax liabilities:
Property and equipment	$(32,000)	$(5,000)
Intangible assets	(23,000)	0
Debt discount and derivative liability	(92,000)	0
Total deferred tax liabilities	$(147,000)	$(5,000)
Net deferred income tax assets:
Current	$39,000	$15,000
Non-current	(119,000)	46,000
	$80,000	$61,000

(F20)

Note 13 - Net (Loss) Income Per Share:

In accordance with FASB ASC Topic 260-1-50, “Earnings per Share”, and SEC Staff Accounting Bulletin No. 98, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted - average number of common shares outstanding during the period.  Under FASB ASC Topic 260-10-50, diluted income or loss per share is computed by dividing net income or loss for the period by the weighted - average number of common and common equivalent shares, such as stock options, warrants and convertible securities outstanding during the period.  Such common equivalent shares have not been included in the Company’s computation of net income (loss) per share when their effect would have been anti-dilutive based on the strike price as compared to the average trading price or due to the Company’s net losses attributable to common stockholders.

	2010	2009

Basic:
Numerator –net (loss) income available to common stockholders	$(124,754)	$251,588
Denominator – weighted – average shares outstanding	7,201,699	5,926,438
Net (loss) income per share – Basic	$(0.02)	$0.04

Diluted:
Numerator – net (loss) income available to common stockholders	$(124,754)	$251,588
Denominator - weighted – average shares outstanding	7,201,699	5,926,438
Assumed conversion of Class A preferred stock	0	560,746
	7,201,699	6,487,184
Net (loss) income per share – Diluted	$(0.02)	$0.04
Incremental common shares (not included due to their anti-dilutive nature)
Stock options	1,525,000	600,000
Stock warrants	1,778,940	0
Convertible debt	500,000	0
Convertible preferred stock	1,200,000	0
	5,003,940	600,000

(F21)

Note 14 - Commitments and Contingencies:

The Company is obligated under various operating leases for office space and automobiles and is obligated under non-cancelable contracts with job search firms.

The future minimum payments under non-cancelable operating leases and non-cancelable contracts with initial remaining terms in excess of one year (including the related party lease), as of December 31, 2010, are as follows:

Year Ending December 31,	Required Payments
2011	$347,889
2012	170,263
2013	0
Thereafter	0
$518,152

Expenses for operating leases during 2010 and 2009 were approximately $187,130 and $171,174, respectively.

The Company has a three percent ownership interest in a limited liability company that owns approximately 33 percent of the building the Company leases office space from in Charlotte, North Carolina.  Additionally, an individual stockholder of the Company owns approximately 30 percent of the same limited liability company.  Rent expense pertaining to this operating lease during 2010 and 2009 was approximately $123,907 and $151,693, respectively.

Note 15 - Employee Benefit Plan:

The Company has a 401(k) plan which covers substantially all employees.  Plan participants can make voluntary contributions of up to 15 percent of compensation, subject to certain limitations.  Under this plan, the Company matches a portion of employee deferrals.  Total company contributions to the plan for the years ended December 31, 2010 and 2009 were approximately $26,600 and $10,254, respectively.

Note 16 - Advertising:

The Company expenses advertising costs as incurred.  Advertising expenses for the years ended December 31, 2010 and 2009 were $9,026 and $4,615, respectively.

Note 17 - Major Customers:

Approximately 50 and 71 percent of total revenues were earned from the Company’s top three customers for the years ended December 31, 2010 and 2009, respectively.

(F22)

Note 18 - Segment Information:

FASB ASC Topic 280, “Segment Reporting”, establishes standards for reporting information regarding operating segments in annual financial statements.  Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group in making decisions on how to allocate resources and assess performance.  The Company’s chief operating decision-maker, as defined under FASB ASC Topic 280, is the Company’s chief executive officer.  Based on the information reviewed by its chief executive officer, the Company operates in one business segment.

Note 19 - Pro-Forma Financial Information:

The following unaudited pro-forma data summarizes the results of operations for the years ended December 31, 2010 and 2009, as if the purchase of Peoplesource, Inc., Intronic Solutions Group, LLC and Q5Group, Inc. had all been completed January 1, 2009.  The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2009.

	December 31, 2010		December 31, 2009
Net revenues	$20,639,195		$15,360,383
Operating income	104,341		170,321
Net (loss) income per share – basic	(0.03	) *	0.02
Net (loss) income per share- diluted	(0.03	) *	0.02

Revenue contributed for the twelve month period ended December 31, 2010 from the Peoplesource, Inc. acquisition accounted for $2,326,736 with income before taxes of $314,458.  Revenue contributed for the twelve month period ended December 31, 2009 from the Peoplesource, Inc. acquisition accounted for $2,138,237 with income before taxes of $109,370.

Revenue contributed for the twelve month period ended December 31, 2010 from the Intronic Solutions Group, LLC acquisition accounted for $5,094,352 with income before taxes of $311,760.  Revenue contributed for the twelve month period ended December 31, 2009 from the Intronic Solutions Group, LLC acquisition accounted for $3,779,521 with a net loss before taxes of $112,065.

Revenue contributed for the twelve month period ended December 31, 2010 from the Q5Group, Inc. acquisition accounted for $2,653,895 with an operating loss before taxes of $209,395.  Revenue contributed for the twelve month period ended December 31, 2009 from the Q5Group, Inc. acquisition accounted for $611,407 with a net loss before taxes of $108,164.

* - accounts for a deemed dividend related to the preferred stock issuance, which creates a Net loss.

(F23)