Form 10-Q
period 2011-03-31
PREMIER ALLIANCE GROUP, INC.
filed 2011-05-16
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

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
[ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 8,042,992 shares of common stock were outstanding as of May 05, 2011.

PART I
FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

PREMIER ALLIANCE GROUP, INC.
BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash	$4,091,653	$404,588
Accounts receivable	2,304,045	2,279,952
Marketable securities	34,310	31,748
Deferred tax asset – current portion	513,000	39,000
Income tax receivable	94,957	0
Prepaid expenses and other current assets	35,441	61,420

Total current assets	7,073,406	2,816,708

PROPERTY AND EQUIPMENT - at cost less
accumulated depreciation	81,830	83,827

OTHER ASSETS:
Goodwill	2,894,075	2,894,075
Intangible assets - net	530,251	439,709
Investment in equity-method investee	177,045	177,762
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers’ life insurance	425,776	407,403
Deferred tax asset	0	0
Deposits and other assets	20,025	20,025

Total other assets	4,147,172	4,038,974

TOTAL ASSETS	$11,302,408	$6,939,509

See Notes to Financial Statements

	(Unaudited)
	March 31,	December 31,
	2011	2010

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable	$0	$339,000
Current portion of long-term debt	572,094	531,653
Convertible debenture	36,090	12,735
Derivative liability	1,184,277	71,650
Accounts payable	456,214	450,084
Accrued expenses	939,342	779,536
Income taxes payable	0	0

Total current liabilities	3,188,017	2,184,658

NONCURRENT LIABILITIES:
Long term debt – net of current portion	19,362	22,177
Deferred tax liability	133,000	119,000

Total noncurrent liabilities	152,362	141,177

COMMITMENTS AND CONTINGENCIES	0	0

STOCKHOLDERS' EQUITY:
Class A convertible preferred stock, $.001
par value, 5,000,000 shares authorized,
0 shares issued and outstanding	0	0
Class B convertible preferred stock, $.001
par value, 2,000,000 shares authorized,
1,200,000 shares issued and outstanding	1,200	1,200
Class C convertible preferred stock, $.001
par value, 2,500,000 shares authorized,
2,380,952 shares issued and outstanding	2,381	0
Common stock, $.001 par value, 45,000,000
shares authorized, 7,967,992 shares
issued and outstanding	7,968	7,968
Additional paid-in capital	10,892,642	5,888,399
Accumulated deficit	(2,942,162)	(1,283,893)

Total stockholders’ equity	7,962,029	4,613,674

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,302,408	$6,939,509

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)
	Three months	Three months
	ended	ended
	March 31, 2011	March 31, 2010

NET REVENUE	$4,833,770	$2,875,359
OPERATING EXPENSES:
Cost of revenues	3,687,116	2,276,733
Selling, general and administrative	1,401,084	611,393
Depreciation	5,764	1,191
Total operating expenses	5,093,964	2,889,317
INCOME FROM OPERATIONS	(260,194)	(13,958)

OTHER (EXPENSE) INCOME:
Interest expense, net	(72,307)	(2,828)
Gain (loss) on marketable securities	2,561	354
Officers’ life insurance	18,373	17,080
Equity in net (loss) income of
equity-method investee	(717)	(8,073)
Derivative income	399,327	0
Other income	0	2,475
Total other (expense) income	347,237	9,008

NET INCOME (LOSS)BEFORE INCOME TAXES	87,043	(4,950)
INCOME TAX BENEFIT (EXPENSE)	(35,592)	10,998

NET INCOME (LOSS)	51,451	6,048
PREFERRED STOCK DIVIDENDS	(44,429)	0
DEEMED DIVIDEND ON PREFERRED STOCK	(1,665,292)	0
NET INCOME (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS	$(1,658,270)	$6,048
Net income (loss) income per share
Basic	$(0.21)	$0.00
Diluted	$(0.21)	$0.00
Weighted average number of shares
Basic	7,967,992	6,142,422
Diluted	7,967,992	6,238,035

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income (loss)	$51,451	$6,048
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	85,979	5,392
(Increase) Decrease of cash surrender value
of officers’ life insurance	(18,373)	(17,080)
Income from change in value of derivatives	(399,327)	0
Deferred income taxes	122,102	(13,000)
Stock option expense	0	0
Stock issued for services	44,160	0
Equity in loss(gain) of equity-method investee	717	8,073
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(24,092)	(308,138)
(Increase) Decrease in marketable securities	(2,562)	(355)
Decrease (Increase) in prepaid expenses	25,979	16,082
Decrease in deposits and other assets	0	0
Increase (Decrease) in accounts payable	6,130	39,888
Increase (Decrease) in accrued expenses	159,804	123,274
(Decrease) Increase in income taxes receivable	(94,957)	0
Increase (Decrease)in income taxes payable	0	(25,184)
Net cash provided by (used in) operating activity	(42,989)	(165,000)

Cash flows from investing activities:
Acquisitions	(60,000)	0
Purchases of property and equipment	(3,767)	0
Net cash used in investing activities	(63,767)	0

Cash flows from financing activities:
Additional paid in Capital	0	0
Common Stock	0	0
Preferred stock	4,215,065	0
Dividends	(44,429)	0
(Payments)/Issuance of convertible debentures	(35,000)	0
Net (payments)/ proceeds from long-term debt	(2,815)	0
Payments (proceeds) on line of credit	(339,000)	174,000
Net cash provided by (used in) financing activities	3,793,821	174,000

Net increase in cash	3,687,065	9,000

Cash - beginning of period	404,588	0

Cash - end of period	$4,091,653	$9,000

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

Note 1 – Basis of Presentation:

The accompanying unaudited interim financial statements of Premier Alliance Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2010 as reported in the 10-K have been omitted.

Note 2 – Cash and Cash Equivalents:

Cash equivalents consist of all highly liquid investments with an original maturity of three months or less.  As a result of the Company's cash management system, checks issued but not presented to the banks for payment may create negative book cash balances.  Such negative balances are included in trade accounts payable.

Note 3 – Material Transactions:

On January 1, 2011, the Company purchased business from an individual and accounted for the transaction under the acquisition method.  In consideration of the purchase, the Company agreed to pay (a) the sum of $90,000 in cash, and (b) 164,384 stock options with an exercise price of $1.00 and maturing in ten years.  The Company paid $60,000 and delivered 82,192 options upon closing.

Additional consideration will be paid on January 15, 2012, subject to certain conditions, as follows: If the purchased Unit of Premier achieves $2,000,000 in gross revenue in 2011 and has a minimum gross margin of 30%, an additional 82,192 stock options and $30,000 of cash will be paid.  The Company also entered into employment agreements with the principal which included $20,000 for execution of a non-competition agreement.  The employment agreements contain cash and stock option bonuses, and stock option incentives based on achieving certain target revenues.  The estimated fair value of the total options to be issued in the deal of $23,554 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 4.13 percent, an estimated volatility of 8.3 percent and no dividend yield.  The total present value of all consideration expected to be paid as part of this agreement was $112,400 and has been recorded as a customer relationship intangible asset to be amortized over its expected useful life of four years.

Note 4– Pro-Forma Financial Information:

The following unaudited pro-forma data summarizes the results of operations for the three months ended March 31, 2011 and 2010, as if the purchase of Intronic Solutions Group, LLC and Q5Group, Inc. had all been completed January 1, 2010.  The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2010.

	Three months ended March 31, 2011		Three months ended March 31, 2010
Net revenues	$4,833,770		$4,849,900
Operating income	(260,194)		11,798
Net (loss) income per share – basic	(0.21	) *	0.00
Net (loss) income per share- diluted	(0.21	) *	0.00

Revenue contributed for the three month period ended March 31, 2010 from the Intronic Solutions Group, LLC acquisition accounted for $1,374,058 with operating income before taxes of $79,284.

Revenue contributed for the three month period ended March 31, 2010 from the Q5Group, Inc. acquisition accounted for $600,483 with an operating loss before taxes of $111,564.

As disclosed in Note 3, the company acquired a business from an individual and there is no discreet financial information to include in the proforma results

* - accounts for a deemed dividend related to the preferred stock issuance, which creates a Net loss.

Note 5 – Series B Convertible Preferred Stock:

On April 14, 2010, the Company designated 2,000,000 shares of its preferred stock as Series B Convertible Preferred Stock, $.001 par value per share (“Series B Preferred Stock”). The Series B Preferred Stock (a) is convertible into one share of  common stock, subject to certain adjustments, (b) pays 7 percent dividends per annum, payable annually in cash or shares of common stock, at the Company’s option, (c) is automatically converted into common stock should the price of the Company’s common stock exceed $2.50, and (d) for a period of one year from the issuance date provides full-ratchet anti-dilution provisions on issuances of securities at a price less than $0.70 per share of common stock, subject to certain exceptions.

As of March 31, 2011 1,200,000 shares of Series B Convertible Preferred stock have been issued. These shares of preferred stock were issued in conjunction with warrants. Dividends paid in the first quarter of 2011 on these shares totaled $44,429.

Note 6 – Series C Convertible Preferred Stock:

On March 1, 2011, the Company designated 2,500,000 shares of its preferred stock as Series C Convertible Preferred Stock, $.001 par value per share (“Series C Preferred Stock”), each share is priced at $2.10 and includes 3 warrants at an exercise price of $0.77 which expire in 5 years. The Series C Preferred Stock (a) is convertible into three shares of  common stock, subject to certain adjustments, (b) pays 7 percent dividends per annum, payable annually in cash or shares of common stock, at the Company’s option, (c) is automatically converted into common stock should the price of the Company’s common stock exceed $2.50 for 30 consecutive trading days.

On March 3, 2011, the Company closed an offering of its securities to accredited investors.  The Company sold 2,380,952 shares of Series C Preferred Stock and 7,142,856 warrants and for gross proceeds of $5,000,000. In connection with the sale of these securities $650,000 was paid and 714,285 warrants were issued, with an exercise price of $0.77, to a registered broker.  In addition a $100,000 advisory fee was paid and 360,000 warrants, with an exercise price of $0.77 were paid to a registered broker.  The issuance of these preferred shares contained an embedded beneficial conversion feature and the intrinsic value of this feature of $1,665,292 was recorded as a deemed dividend to preferred shareholders.

The 8,217,141 warrants issued in connection with the preferred stock contain full-ratchet anti-dilution provisions that require them to be recorded as a derivative instruments. The fair market value of the warrants at the issuance date of $1,511,954 was recorded as a derivative liability as a reduction to the additional paid in capital of $929,852 and as a corresponding deferred tax asset of $582,102.  The derivative liability was adjusted to the fair market value of the warrants at March 31, 2011, of $1,124,927, with the change in value of $387,027 being recorded as derivative income on the statement of operations.

Note 7 –Convertible Debenture:

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

The Company has accounted for these transactions in accordance with FASB ASC Topic 470-20 “Debt with Conversion and Other Options”. Due to the full-ratchet anti-dilution protection in the warrants, they are considered to be derivative instruments.  As such, the fair market value of the warrants of $86,950 was recorded as a debt discount and as a derivative liability.  Additional debt discounts included the original issue discount of $28,000, a commitment fee of $20,000, stock issue discount of $31,960, and a beneficial conversion feature of $183,090.  The intrinsic value of the beneficial conversion feature was calculated as the difference between the fair value of the Debenture if converted on the commitment date and the effective conversion price as stated in the debenture. The discounts totaling $350,000 are being amortized under the interest method over the term of the debenture and being recorded as interest expense.  During the period ended March 31, 2011, $58,355 of interest expense related to this convertible debenture has been recorded and the principal amount of the loan has been reduced through payments to $315,000.

The derivative liability was adjusted at March 31, 2011 to the fair market value of the warrants of $59,350, with the resulting income of $12,300 being recorded as derivative income on the statement of operations.

Note 8 – Stock Options and Warrants:

As discussed in Note 3, on January 1, 2011, the Board granted an aggregate of 82,192 incentive stock options under the 2008 Stock Incentive Plan to one employee.  The options have no vesting schedule and are exercisable at $1.00 per share and the options expire in 2021. The options were granted as purchase of customer accounts related to the employment contract of the individual hired.  The estimated fair value of the options of $11,959 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 4.13 percent, an estimated volatility of 8.3 percent and no dividend yield.

The following represents the activity under the stock incentive plan as of March 31, 2011 and changes during the year:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2009	889,291	$1.40
Expired	289,291	$2.75
Outstanding at January 1, 2010	600,000	$0.75
Issued	925,000	$1.00
Outstanding at December 31, 2010	1,525,000	$0.90
Issued	82,192	$1.00
Outstanding at March 31, 2011	1,607,192	$0.91

On March 3, 2011 the Board granted an aggregate of 240,000 warrants to a consultant for strategic consulting services.  The warrants are exercisable at $0.77 and expire on March 3, 2016.  The Company accounted for the issuance of the options in accordance with FASB ASC 718 “Compensation-Stock Compensation” that requires the recognition of compensation expense in the financial statements based on the grant date fair value of the options.  The estimated fair value of the options of $44,160 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 4.4 percent, an estimated volatility of 8.6 percent and no dividend yield.

As discussed in Note 6, a total of 7,142,856 warrants were issued in the quarter ended March 31, 2011 and issued with Class C convertible preferred stock. Additionally, 1,074,285 warrants were issued as commission on the sale of these securities.

The following represents the activity of warrants as of March 31, 2011 and changes during the year:
Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	0	0
Issued	1,778,940	$0.78
Outstanding at December 31, 2010	1,778,940	$0.78
Issued	8,457,141	$0.77
Outstanding at March 31, 2011	10,236,081	$0.77

Note 9 - Subsequent events:

 The Company evaluated all events and transactions through May 10, 2011, the date we issued these financial statements and there were no subsequent events.

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

 A typical customer is an organization with complex business processes, large amounts of data to manage, and changing business requirements.  We promote our services through our two delivery channels, our Business Solutions and our Business Consulting divisions.  These divisions operate as one from an accounting and overall management perspective; however they are differentiated from a marketing and customer presentation perspective only.  Management reviews and oversees the divisions as one combined entity, utilizes resources across both areas, and makes operational assessments and plans together.  In light of this, Financial Accounting Standards Board (FASB) Account Standards Codification 280 “Segment Reporting” does not require separate financial reporting and the two channels are consolidated in all financial report presentations.

Business Solutions Division. This division provides Knowledge Based Expertise within focused areas of concentration. Our core areas of expertise in this group revolve around efforts in 1) Governance, Risk Management, and Compliance (GRC), 2) Business Performance & Technology (BP&T) and 3) Finance & Accounting (F&A).  Types of engagements within this realm include: 1) GRC efforts with enterprise risk management, control and governance frameworks, internal audit services, regulatory and compliance, 2) BP&T efforts with systems planning, organizational effectiveness, business process re-engineering, workflow analysis, and 3) F&A efforts with financial reporting and financial advisory services. Engagements are typically structured in a Statement of Work and can be billed on fixed fee / delivery based arrangements or on a time-and-materials basis for all work performed. We are focused on providing Knowledge Based Expertise (KBE) and because of the expertise involved and the complexity of a typical initiative, customers seeking such services from us typically engage us on strategic or high priority initiatives.

Business Consulting Division. This division provides consulting expertise across a broad range of knowledge, skills and expertise including project management, systems implementation and architecture, information management, business intelligence, business expertise and analysis. We recruit, retain, manage, and provide to our clients skilled business, technical, financial and accounting expertise to help lead and train our customers or supplement their knowledge requirements. In these engagements we typically bill our customers on a time-and-materials basis for all work performed. Because of the expertise involved and the complexity of a typical initiative, many customers seeking such services from us commit to long-term engagements that are usually a minimum of 9 months in which our consultants work on site at customer facilities under the daily direction of the customer management.

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

Results of Operations

Net revenue for the three months ended March 31, 2011 was $4,833,000, an increase of 68.10%, compared to $2,875,000 for the same period in 2010.  An increase in revenues for this period, attributed to the ISG and Q5 acquisitions accounts for $1,754,983 of the overall revenue.

Cost of revenues, defined as all costs for billable staff, were $3,687,000 or 76.28% of revenue for the three months ended Mach 31, 2011, as compared to $2,277,000 or 79.1% of revenue for the same period in 2010. The increase in cost of revenues as a percentage of revenue for this period is primarily a result of 1) client projects being adjusted or deferred from 1st quarter to 2nd quarter in our Charlotte and Kansas City offices and 2) an under utilization of resources in our San Diego office related to a drop in business.

General and administrative (G&A) expenses were $1,407,000 or 29.1% of revenue for the three months ended in Mach 31, 2011, as compared to $612,000 or 21.3% for the same period in 2010.  Most of the key G&A expense items including rent, professional services (legal, accounting, consulting), telecommunication, business insurance, benefits, and travel were managed effectively and increases were primarily offset by decreases within these categories.  The overall increase expense in G&A was mainly attributed to an increase in overhead from the ISG and Q5 acquisitions.

Operating income for the three months ended in Mach 31, 2011, was a loss of $260,194 as compared to a loss of $13,958 for the same period in 2010.  The operating loss for the period included one time expenses related to funding and M&A activity that totaled approximately $232,000.

Other income and expense consisted of net income of $347,237 for the three months ended in March 31, 2011, compared to net income of $9,000 for the same period in 2010.  The net income is primarily attributable to four items: 1) derivative income related to fair value of warrants issued of $399,327, 2) debt expense recorded for convertible debenture, related to funding, of $58,355, 3) an increase in value of life insurance policies based on market fluctuation of $18,373, and 4) interest expense of $15,402.

The effective income tax expense for the first three months of 2011 is 41% compared to an effective income tax credit of 222% for the same period in 2010. The change in rate is a direct result of permanent differences of officer’s life insurance.

Three months ended in March 31, 2011 resulted in net income of $51,451 compared with net income of $6,048 for the same period in 2010.  The earnings per share is impacted by a deemed dividend that is recorded as a non cash charge item, however this creates a loss per basic and diluted share of ($0.21) for the period ending March 31, 2011 compared to $.00 per basic and diluted share for the same period in 2010.

Dividend

No Dividend for common stock has been declared as of March 31, 2011, and the Company does not anticipate declaring dividends in the future.

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

We assess the likelihood that we will be able to recover deferred tax assets. If recovery is unlikely, we must increase the provision for taxes by recording a valuation allowance against the estimated deferred tax assets that will not ultimately be recoverable. As of March 31, 2011, we believed that all of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is unlikely.

Financial Condition and Liquidity

As of March 31, 2011, we had cash and cash equivalents of $4,091,653 representing an increase of $4,082,653 from March 31, 2010. Net working capital at March 31, 2011, was $3,885,389, as compared to $120,499 on March 31, 2010. Current assets at March 31, 2011, were $7,073,406.  We had long-term debt of $19,362.  Shareholders’ equity as of March 31, 2011, was $7,962,029 which represented 70% of total assets.

During the three months ended March 31, 2011, the net cash used by operating activities was $43,000 and was primarily a result of increases in income taxes receivable of $95,000, accounts receivable of $24,000, cash surrender value of officers’ life insurance of $18,000, and income from change in value of derivatives of $399,000 offset by increases in accounts payable and accrued expenses of $166,000, issuance of stock warrants for services of $44,000, tax deferred assets of $122,000, a decrease in prepaid expenses of $26,000, with depreciation and amortization expense of $86,000.

Cash flows from investing activities used $64,000 and were primarily a result of upfront cash of $60,000 for the purchase of business from an individual and purchase of fixed assets for $4,000.

Financing activities provided $3,794,000 of cash for the three months ended March 31, 2011. Of that increase, $4,200,000 was the net result of shares of Series C Preferred Stock sold. This was offset by the repayment of our revolving line of credit of $339,000, payment of $35,000 toward principal of the convertible debentures, and payment of $3,000 toward capital lease obligations.

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

Off-Balance-Sheet Arrangements

As of March 31, 2011, and during the prior three months then ended, there were no other transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

Interest Rate Risks

At March 31, 2011, the Company had an outstanding balance of $0 under its revolving credit agreement. Interest on borrowings under the facilities are based on the daily LIBOR rate plus a 2.75% margin, and no less than 4%. Daily average borrowings for the 2011 first quarter were $526,113.

Market fluctuation impact on assets

For the three months ending March 31, 2011, the valuation of the Variable Life Insurance policies had an investment gain of $18,373.

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

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2011.

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

PREMIER ALLIANCE GROUP, INC.
(Registrant)
DATE: May 14, 2011	By:	/s/ Mark S. Elliott
Mark S. Elliott
President (Chief Executive Officer
and Acting Chief Financial Officer)