Form 10-Q
period 2011-06-30
PREMIER ALLIANCE GROUP, INC.
filed 2011-08-15
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                                to

Commission File Number: 000-50502

PREMIER ALLIANCE GROUP, INC
(Exact Name of registrant as Specified in Its Charter)

Delaware	20-0443575
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
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
[ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 8,106,325 shares of common stock were outstanding as of August 01, 2011.

PART I
FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

PREMIER ALLIANCE GROUP, INC.
BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash	$3,975,571	$404,588
Accounts receivable	2,347,803	2,279,952
Marketable securities	32,854	31,748
Deferred tax asset – current portion	722,000	39,000
Income tax receivable	185,301	0
Prepaid expenses and other current assets	157,882	61,420

Total current assets	7,421,411	2,816,708

PROPERTY AND EQUIPMENT - at cost less accumulated depreciation	87,570	83,827

OTHER ASSETS:
Goodwill	2,894,075	2,894,075
Intangible assets - net	483,276	439,709
Investment in equity-method investee	174,161	177,762
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers’ life insurance	415,318	407,403
Deferred tax asset	0	0
Deposits and other assets	14,855	20,025

Total other assets	4,081,685	4,038,974

TOTAL ASSETS	$11,590,666	$6,939,509

See Notes to Financial Statements

	(Unaudited)
	June 30,	December 31,
	2011	2010

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable	$195,000	$339,000
Current portion of long-term debt	572,094	531,653
Convertible debenture	45,967	12,735
Derivative liability	1,701,153	71,650
Accounts payable	634,605	450,084
Accrued expenses	863,915	779,536
Income taxes payable	0	0

Total current liabilities	4,012,734	2,184,658

NONCURRENT LIABILITIES:
Long term debt – net of current portion	16,519	22,177
Deferred tax liability	84,000	119,000

Total noncurrent liabilities	100,519	141,177

COMMITMENTS AND CONTINGENCIES	0	0

STOCKHOLDERS' EQUITY:
Class A convertible preferred stock, $.001
par value, 5,000,000 shares authorized,
0 shares issued and outstanding	0	0
Class B convertible preferred stock, $.001
par value, 2,000,000 shares authorized,
1,200,000 shares issued and outstanding	1,200	1,200
Class C convertible preferred stock, $.001
par value, 2,500,000 shares authorized,
2,380,952 shares issued and outstanding	2,381	0
Common stock, $.001 par value, 45,000,000
shares authorized, 8,092,992 shares
issued and outstanding	8,093	7,968
Additional paid-in capital	11,074,113	5,888,399
Accumulated deficit	(3,608,374)	(1,283,893)

Total stockholders’ equity	7,477,413	4,613,674

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,590,666	$6,939,509

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)
	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

NET REVENUE	$4,213,681	$3,971,927	$9,047,451	$6,847,286
OPERATING EXPENSES:
Cost of revenues	3,065,949	3,082,290	6,753,065	5,359,023
Selling, general and administrative	1,512,808	843,312	2,913,892	1,454,704
Depreciation	6,311	1,818	12,075	3,010
Total operating expenses	4,585,068	3,927,420	9,679,032	6,816,737
INCOME (LOSS) FROM OPERATIONS	(371,387)	44,507	(631,581)	30,549

OTHER (EXPENSE) INCOME:
Interest expense, net	(33,589)	(35,085)	(105,895)	(37,913)
Loss on extinguishment	(80,316)	0	(80,316)	0
Officers’ life insurance	(10,458)	(52,182)	7,915	(35,101)
Equity in net (loss) income of equity-method investee	(2,884)	(94)	(3,601)	(8,167)
Derivative (expense) income	(516,876)	0	(117,549)	0
Other income	954	(1,763)	3,514	1,066
Total other (expense) income	(643,169)	(89,124)	(295,932)	(80,115)

NET INCOME (LOSS)BEFORE INCOME TAXES	(1,014,556)	(44,617)	(927,513)	(49,566)
INCOME TAX BENEFIT (EXPENSE)	348,344	(13,916)	312,752	(2,918)

NET INCOME (LOSS)	(666,212)	(58,533)	(614,761)	(52,484)
PREFERRED STOCK DIVIDENDS	0	0	(44,429)	0
DEEMED DIVIDEND ON PREFERRED STOCK	0	0	(1,665,292)	0
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(666,212)	$(58,533)	$(2,324,482)	$(52,484)
Net income (loss) income per share
Basic	$(0.08)	$(0.01)	$(0.29)	$(0.01)
Diluted	$(0.08)	$(0.01)	$(0.29)	$(0.01)
Weighted average number of shares
Basic	8,041,618	6,628,820	8,005,009	7,111,009
Diluted	8,041,618	6,628,820	8,005,009	7,111,009

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net (loss) income	$(614,761)	$(52,484)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	173,823	39,996
(Increase) Decrease of cash surrender value of officers’ life insurance	(7,915)	35,101
Income from change in value of derivatives	117,549	0
Loss on extinguishment	80,316	0
Deferred income taxes	(135,898)	(19,000)
Stock option / warrant expense	138,256	47,805
Stock issued for services	0	0
Equity in loss(gain) of equity-method investee	3,601	8,167
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(67,850)	(787,061)
(Increase) Decrease in marketable securities	(1,106)	1,408
(Increase) Decrease in prepaid expenses	(96,462)	(34,161)
Decrease in deposits and other assets	5,170	0
Increase (Decrease) in accounts payable	184,521	97,116
Increase (Decrease) in accrued expenses	84,379	272,503
(Decrease) Increase in income taxes receivable	(185,301)	0
Increase (Decrease)in income taxes payable	0	(10,259)
Net cash provided by (used in) operating activity	(321,678)	(400,869)

Cash flows from investing activities:
Acquisitions	(60,000)	(300,000)
Purchases of property and equipment	(15,818)	0
Net cash used in investing activities	(75,818)	(300,000)

Cash flows from financing activities:
Additional paid in Capital	0	0
Common Stock	0	40
Preferred stock	4,215,065	609,630
Dividends	(44,429)	0
(Payments)/Issuance of convertible debentures	(52,500)	284,000
Net (payments)/ proceeds from long-term debt	(5,657)	0
Net (payments)/ proceeds on line of credit	(144,000)	415,000
Net cash provided by (used in) financing activities	3,968,479	1,308,670

Net increase in cash	3,570,983	607,801

Cash - beginning of period	404,588	0

Cash - end of period	$3,975,571	$607,801

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

Note 3 – Business Combinations:

On January 1, 2011, the Company purchased business from an individual and accounted for the transaction under the acquisition method.  In consideration of the purchase, the Company agreed to pay (a) the sum of $90,000 in cash, and (b) 164,384 stock options with an exercise price of $1.00 and maturing in ten years.  The Company paid $60,000 and delivered 82,192 options upon closing.

Additional consideration will be paid on January 15, 2012, subject to certain conditions, as follows: If the purchased Unit of Premier achieves $2,000,000 in gross revenue in 2011 and has a minimum gross margin of 30%, an additional 82,192 stock options and $30,000 of cash will be paid.  The Company also entered into employment agreements with the principal which included $20,000 for execution of a non-competition agreement.  The employment agreements contain cash and stock option bonuses, and stock option incentives based on achieving certain target revenues.  The estimated fair value of the total options to be issued in the deal of $23,554 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 4.13%, an estimated volatility of 8.3% and no dividend yield.  The total present value of all consideration expected to be paid as part of this agreement was $112,400 and has been recorded as a customer relationship intangible asset to be amortized over its expected useful life of four years.

Note 4– Pro-Forma Financial Information:

The following unaudited pro-forma data summarizes the results of operations for the three and six months ended June 30, 2011 and 2010, as if the purchase of Intronic Solutions Group, LLC and Q5Group, Inc. had all been completed January 1, 2010.  The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2010.

	Three months ended June 30, 2010	Six months ended June 30, 2010
Net revenues	$5,008,726	$9,858,626
Operating (loss) income	(35,181)	(23,383)
Net (loss) income per share - basic	(0.00)	(0.00)
Net (loss) income per share - diluted	(0.00)	(0.00)

	Three months ended June 30, 2011		Six months ended June 30, 2011
Net revenues	$4,213,681		$9,047,451
Operating (loss) income	(371,387)		(631,581)
Net (loss) income per share – basic	(0.08	) *	(0.29	) *
Net (loss) income per share- diluted	(0.08	) *	(0.29	) *

Revenue contributed for the three month period ended June 30, 2011 from the Intronic Solutions Group, LLC acquisition accounted for $582,643 with an operating loss before taxes of $182,707. Revenue contributed for the six month period ended June 30, 2011 from the Intronic Solutions Group, LLC acquisition accounted for $1,760,356 with an operating loss before taxes of $231,255.

Revenue contributed for the three month period ended June 30, 2011 from the Q5Group, Inc. acquisition accounted for $474,421 with an operating loss before taxes of $42,693.  Revenue contributed for the six month period ended June 30, 2011 from the Q5Group, Inc. acquisition accounted for $1,050,691 with an operating loss before taxes of $160,282.

As disclosed in Note 3, the company acquired business from an individual and there is no discreet financial information to include in the proforma results

* - accounts for a deemed dividend related to the preferred stock issuance, which increases the net loss.

Note 5 – Series B Convertible Preferred Stock:

On April 14, 2010, the Company designated 2,000,000 shares of its preferred stock as Series B Convertible Preferred Stock, $.001 par value per share (“Series B Preferred Stock”). The Series B Preferred Stock (a) is convertible into one share of  common stock, subject to certain adjustments, (b) pays 7% dividends per annum, payable annually in cash or shares of common stock, at the Company’s option, (c) is automatically converted into common stock should the price of the Company’s common stock exceed $2.50, and (d) for a period of one year from the issuance date provides full-ratchet anti-dilution provisions on issuances of securities at a price less than $0.70 per share of common stock, subject to certain exceptions.

As of June 30, 2011, 1,200,000 shares of Series B Convertible Preferred stock have been issued. These shares of preferred stock were issued in conjunction with warrants. Dividends paid in the first quarter of 2011 on these shares totaled $44,429.

Note 6 – Series C Convertible Preferred Stock:

On March 1, 2011, and amended on March 3, 2011, the Company designated 2,500,000 shares of its preferred stock as Series C Convertible Preferred Stock, $.001 par value per share (“Series C Preferred Stock”), each share is priced at $2.10 and includes 3 warrants at an exercise price of $0.77 which expire in 5 years. The Series C Preferred Stock (a) is convertible into three shares of  common stock, subject to certain adjustments, (b) pays 7% dividends per annum, payable annually in cash or shares of common stock, at the Company’s option, (c) is automatically converted into common stock should the price of the Company’s common stock exceed $2.50 for 30 consecutive trading days.

On March 3, 2011, the Company closed an offering of its securities to accredited investors.  The Company sold 2,380,952 shares of Series C Preferred Stock and 7,142,856 warrants for gross proceeds of $5,000,000. In connection with the sale of these securities $650,000 was paid and 714,285 warrants were issued, with an exercise price of $0.77, to a registered broker.  In addition a $100,000 advisory fee was paid and 360,000 warrants, with an exercise price of $0.77 were paid to a registered broker.  The issuance of these preferred shares contained an embedded beneficial conversion feature and the intrinsic value of this feature of $1,665,292 was recorded as a deemed dividend to preferred shareholders.

The 8,217,141 warrants issued in connection with the preferred stock contain full-ratchet anti-dilution provisions that require them to be recorded as a derivative instrument. The fair market value of the warrants at the issuance date of $1,511,954 was recorded as a derivative liability as a reduction to the additional paid in capital of $929,852 and as a corresponding deferred tax asset of $582,102.  The derivative liability was adjusted to the fair market value of the warrants at June 30, 2011, of $1,612,203, with the change in value during the three and six months ended June 30, 2011 of $487,276 and $100,249, respectively, being recorded as derivative expense on the statement of operations.

Note 7 –Convertible Debenture:

On May 21, 2010, the Company issued a 9% senior secured convertible debenture in the principal amount of $350,000 with an 8% original issue discount of $28,000 (the “Debenture”). Interest is payable monthly. Beginning January 2011, monthly principal payments of $17,500 are due. The remaining balance at November 2011 of $175,000 is due in full. The debenture is convertible at a conversion value of $0.70 per share. The Debenture was issued with 500,000 detachable warrants with an exercise price of $0.77 and expire in five years and contain full-ratchet and other standard anti-dilution protections. The Debenture is subordinate to the Company’s line of credit, and is secured by all the Company’s assets. In connection with the Debenture issuance, the Company issued the debenture holder 40,000 shares of common stock for $40 and paid a commitment fee of $20,000.  Legal fees associated with the transaction totaled $18,000.

The Company has accounted for these transactions in accordance with FASB ASC Topic 470-20 “Debt with Conversion and Other Options”. Due to the full-ratchet anti-dilution protection in the warrants, they are considered to be derivative instruments.  As such, the fair market value of the warrants of $86,950 was recorded as a debt discount and as a derivative liability.  Additional debt discounts included the original issue discount of $28,000, a commitment fee of $20,000, stock issue discount of $31,960, and a beneficial conversion feature of $183,090.  The intrinsic value of the beneficial conversion feature was calculated as the difference between the fair value of the Debenture if converted on the commitment date and the effective conversion price as stated in the debenture. The discounts totaling $350,000 are being amortized under the interest method over the term of the debenture and being recorded as interest expense.  During the three months ended June 30, 2011, $34,560 of interest expense related to this convertible debenture has been recorded $92,915 of interest expense has been recorded for the six months ended June 30, 2011. During the three months ended June 30, 2011 the principal amount of the loan has been reduced through conversion of debt to common stock to $210,000.  On these conversions, expenses totaling $80,316 for the three and six months ended June 30, 2011 were recorded in other income (expense).

The derivative liability was adjusted to the fair market value of the warrants at June 30, 2011, of $88,950, with the change in value of $29,600 and $17,300  being recorded as derivative expense on the statement of operations for the three and six months ended June 30, 2011.

Note 8 – Stock Options and Warrants:

As discussed in Note 3, on January 1, 2011, the Board granted an aggregate of 82,192 incentive stock options under the 2008 Stock Incentive Plan to one employee.  The options have no vesting schedule and are exercisable at $1.00 per share and the options expire in 2021. The options were granted as purchase of customer accounts related to the employment contract of the individual hired.  The estimated fair value of the options of $11,959 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 4.13%, an estimated volatility of 8.3% and no dividend yield.

On June 1, 2011, the Board granted an aggregate of 150,000 incentive stock options under the 2008 Stock Incentive Plan to one executive employee.  The options have no vesting schedule and are exercisable at $1.10 per share and the options expire in 2021. The estimated fair value of the options of $42,705 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 3.83%, an estimated volatility of 8.5%  and no dividend yield.

The following represents the activity under the stock incentive plan as of June 30, 2011 and changes during the year:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2009	889,291	$1.40
Expired	289,291	$2.75
Outstanding at January 1, 2010	600,000	$0.75
Issued	925,000	$1.00
Outstanding at December 31, 2010	1,525,000	$0.90
Issued	82,192	$1.00
Outstanding at March 31, 2011	1,607,192	$0.91
Issued	150,000	$1.10
Outstanding at June 30, 2011	1,757,192	$0.92

On March 3, 2011 the Board granted an aggregate of 240,000 warrants to a consultant for strategic consulting services.  The warrants are exercisable at $0.77 and expire on March 3, 2016.  The Company accounted for the issuance of the warrants in accordance with FASB ASC 718 “Compensation-Stock Compensation” that requires the recognition of compensation expense in the financial statements based on the grant date fair value of the warrants.  The estimated fair value of the warrants of $44,160 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 4.4%, an estimated volatility of 8.6% and no dividend yield.

As discussed in Note 6, a total of 7,142,856 warrants were issued in the quarter ended March 31, 2011 with Class C convertible preferred stock. Additionally, 1,074,285 warrants were issued as commission on the sale of these securities.

On May 2, 2011 the Board granted an aggregate of 50,000 warrants to an Investor Relations/Public Relations firm for strategic consulting services.  The warrants are exercisable at $1.10 and expire on May 2, 2016.  The Company accounted for the issuance of the warrants in accordance with FASB ASC 718 “Compensation-Stock Compensation” that requires the recognition of compensation expense in the financial statements based on the grant date fair value of the warrants.  The estimated fair value of the warrants of $7,205 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 4.14%, an estimated volatility of 8.5% and no dividend yield.

On June 1, 2011 the Board granted an aggregate of 33,000 warrants to a search firm for consulting services related to board members.  The warrants are exercisable at $1.10 and expire on June 1, 2016.  The Company accounted for the issuance of the warrants in accordance with FASB ASC 718 “Compensation-Stock Compensation” that requires the recognition of compensation expense in the financial statements based on the grant date fair value of the warrants.  The estimated fair value of the warrants of $4,686 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 3.83%, an estimated volatility of 8.5% and no dividend yield.

On June 10, 2011 the independent Board Members were compensated with an aggregate of 250,000 warrants, 50,000 to each member for joining the board.  The warrants are exercisable at $1.05 and expire on June 10, 2016.  The Company accounted for the issuance of the warrants in accordance with FASB ASC 718 “Compensation-Stock Compensation” that requires the recognition of compensation expense in the financial statements based on the grant date fair value of the warrants.  The estimated fair value of the warrants of $39,500 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 3.87%, an estimated volatility of 8.6% and no dividend yield.

The following represents the activity of warrants as of June 30, 2011 and changes during the year:

Warrants	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	0	0
Issued	1,778,940	$0.78
Outstanding at December 31, 2010	1,778,940	$0.78
Issued	8,457,141	$0.77
Outstanding at March 31, 2011	10,236,081	$0.77
Issued	333,000	$1.06
Outstanding at June 30, 2011	10,569,081	$0.78

Note 9 - Subsequent events:

The Company evaluated all events and transactions through August 10, 2011, the date we issued these financial statements.  On July 7, 2011, the Company issued 13,333 shares of common stock to its legal counsel for services rendered.

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

 A typical customer is an organization with complex business processes, large amounts of data to manage, and changing business requirements.  We promote our services through our two delivery channels, our Business Solutions and our Business Consulting divisions.  These divisions operate as one from an accounting and overall management perspective; however they are differentiated from a marketing and customer presentation perspective only.  Management reviews and oversees the divisions as one combined entity, utilizes resources across both areas, and makes operational assessments and plans together.  In light of this, Financial Accounting Standards Board (FASB) Accounting Standards Codification 280 “Segment Reporting” does not require separate financial reporting and the two channels are consolidated in all financial report presentations.

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

Our typical customers cross many spectrums, including Fortune 500 companies (including AIG, Lincoln Financial Group, Duke Power, Bank of America, and Wells Fargo), biotech early stage companies, established software and technology based firms.  They all share a trait where because of various change elements they continually seek expertise and knowledge in areas such as GRC, project management, business process and improvement, business consulting, finance and accounting.

Results of Operations

Net revenue for the three months ended June 30, 2011, was $4,214,000, an increase of 6.1%, compared to $3,972,000 for the same period in 2010.  For the 2011 year-to-date period, revenue was $9,047,000 compared to $6,847,000 for the 2010 year-to-date period, an increase of 32.1%. The increase also reflects the addition of 3 months of revenue from the Q5 acquisition and 1 month of revenues from the ISG acquisition, as compared to last year.     An increase in revenues attributed to the ISG and Q5 acquisitions accounts for $1,056,064 for the three months ended June 30, 2011 and $2,811,047 for the 2011 year-to-date period of the overall revenue.  The overall revenue trend is primarily a result of 2 factors: a concentrated effort to not renew engagements that do not fall within our core delivery focus areas so that more energy is focused on strategic business development and a decline in business with 2 clients for external reasons.

Cost of revenues, defined as all costs for billable staff, were $3,066,000 or 72.7% of revenue for the three months ended June 30, 2011, as compared to $3,082,000 or 77.6% of revenue for the same period in 2010.  For the 2011 year-to-date period costs were 74.6% of revenue and for the 2010 year-to-date period, costs were 78.3% of revenue.  The decrease in cost of revenues as a percentage of revenue for this period is primarily a result of a focus on decreasing low level work that does not fit within our strategic focus.

General and administrative (G&A) expenses were $1,500,000 or 35.6% of revenue for the three months ended in June 30, 2011, as compared to $845,000 or 21.3% for the same period in 2010. For the 2011 year-to-date period, it was 32.1% as compared to 21.3% for the 2010 year-to-date, G&A expenses in 2011 include stock option expenses of $138,256 and expenses related to funding and M&A activity of $357,000.  Other G&A expenses were mostly comparable after accounting for the additional overhead and infrastructure associated from the M&A activity, with increases in professional services (accounting, legal), overhead wages, corporate travel, and network/telephone expense. New expenses related to a branding/marketing effort across the enterprise as well as an investor relations and public relations initiative accounted for expenses of $65,000.

Operating loss for the three months ended in June 30, 2011, was $371,000 as compared to income of $44,000 for the same period in 2010.  For the 2011 year-to-date period, the operating loss was $632,000 compared to operating income of $30,000 for the 2010 year-to-date period. For 2011, the operating income included a non cash charge of $138,256 for stock option/warrant expense for Directors, consultants and employees as well as included one time expenses related to funding and M&A activity that totaled approximately $357,000.

Other income and expense, net, consisted of a loss of $643,000 for the three months ended in June 30, 2011, compared to a loss of $89,000 for the same period in 2010.  For the 2011 year-to-date period, the loss was $296,000 compared to a loss of $80,000 for the 2010 year-to-date period.  The loss in 2011 is mostly attributable to: 1) recording of a non cash charge of interest expense - debt discount, associated with a convertible debenture funding event of $35,000 for the three months ended June 30, 2011 and $93,000 for the 2011 year-to-date period, 2) derivative expense related to fair value of warrants issued of $517,000  for the three months ended June 30, 2011 and $117,000 for the year-to-date period, and 3) Loss on Extinguishment expense related to the conversion of convertible debt of $80,000 for the three months ended June 30, 2011 and for the year-to-date period.

The effective income tax benefit for the first six months of 2011 is 34% compared to an effective income tax expense of 6% for the same period in 2010. The change in rate is a direct result of permanent differences of officer’s life insurance and the non-cash charges for interest expense – debt discount, stock options and warrants expense, derivative expense and loss on extinguishment expense.

Net Loss for the three months ended in June 30, 2011, was $666,200 or ($.08) per diluted share, compared with a net loss of $58,500 for the same period in 2010, or ($.00) per diluted share. For the 2011 year-to-date period, net loss was $614,800 compared to net loss of $52,500 for the 2010 year-to-date period.

Dividend

No dividend for common stock has been declared as of June 30, 2011, and the Company does not anticipate declaring dividends in the future.

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

We assess the likelihood that we will be able to recover deferred tax assets. If recovery is unlikely, we must increase the provision for taxes by recording a valuation allowance against the estimated deferred tax assets that will not ultimately be recoverable. As of June 30, 2011, we believed that all of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is unlikely.

Financial Condition and Liquidity

As of June 30, 2011, we had cash and cash equivalents of $3,975,571 representing an increase of $3,367,770 from June 30, 2010. Net working capital at June 30, 2011, was $3,408,677, as compared to $798,861 on June 30, 2010. Current assets at June 30, 2011, were $7,421,411.  We had noncurrent liabilities of $100,519.  Shareholders’ equity as of June 30, 2011, was $7,477,413, which represented 65% of total assets.

During the six months ended June 30, 2011, the net cash used by operating activities was $321,678 and was primarily a result of increases in accounts receivable of $68,000, net deferred tax assets of $136,000, prepaid expenses and other current assets of $96,000, income taxes receivable of $185,000 and an increase in cash surrender value of officers’ life of $7,900 offset by depreciation and amortization of $174,000, issuance of stock warrants of $138,000, decreases in equity loss of equity-method investee of $3,600, decreases in deposits of $5,200 and increases of accounts payable of $185,000, accrued expenses of $84,000 and a change in value of derivatives of $118,000 and loss on extinguishment of $80,000.

Cash flows from investing activities used $75,818 and were primarily a result of upfront cash of $60,000 for the purchase of business from an individual and purchase of fixed assets for $15,818.

Financing activities provided $3,968,479 of cash for the six months ended June 30, 2011. Of that increase, $4,200,000 was the net result of shares of Series C Preferred Stock sold. This was offset by the repayment of our revolving line of credit of $144,000, payment of dividends of $44,000, payment of $52,500 toward principal of the convertible debentures, and payment of $5,700 toward capital lease obligations.

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

Premier Alliance Group is addressing these trends from two perspectives.  First we have laid the foundation and made a shift of our core services from a pure technology focus to a complete business consulting focus.  This shift is focused on specific areas where we believe Knowledge Based Expertise is, and will be, a key driver for customers.  By building our capabilities, expertise and knowledge in these focused areas customers will engage us on strategic and key initiatives. Secondly we are working to diversify and enhance our business model geographically as well as in our service offerings.  This will allow us to expand our internal skills and capabilities as well as reach other markets more effectively.

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

Off-Balance-Sheet Arrangements

As of June 30, 2011, and during the prior three months then ended, there were no other transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

Interest Rate Risks

At June 30, 2011, the Company had an outstanding balance of $195,000 under its revolving credit agreement. Interest on borrowings under the facilities are based on the daily LIBOR rate plus a 2.75% margin, and no less than 4%. Daily average borrowings for the 2011 second quarter were $91,141.

Market fluctuation impact on assets

For the three months ending June 30, 2011, the valuation of the Variable Life Insurance policies had an investment loss of $10,458.

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

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2011.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than those previously reported on Form 8-K, the following unregistered securities were sold during the period ended June 30, 2011:

On January 1, 2011, the Company issued 82,192 incentive stock options under the 2008 Stock Incentive Plan to one employee.  The options have no vesting schedule, are exercisable at $1.00 per share, and expire in 2021. The options were granted pursuant to the purchase of customer accounts relating to the employment contract of the individual hired.

On May 2, 2011 the Company issued an aggregate of 50,000 warrants to an IR/PR firm for strategic consulting services.  The warrants are exercisable at $1.10 and expire on May 2, 2016.

On June 1, 2011, the Company issued an aggregate of 150,000 incentive stock options under the 2008 Stock Incentive Plan to one executive employee.  The options have no vesting schedule, are exercisable at $1.10 per share, and expire in 2021.

On June 1, 2011 the Company issued an aggregate of 33,000 warrants to a search firm for consulting services related to board members.  The warrants are exercisable at $1.10 and expire on June 1, 2016.

On June 10, 2011 the Company issued an aggregate of 250,000 warrants to independent board members. Each independent director received 50,000 warrants for joining the board.  The warrants are exercisable at $1.05 and expire on June 10, 2016.

All of the foregoing transactions were conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

PREMIER ALLIANCE GROUP, INC.
(Registrant)
DATE: August 12, 2011	By:	/s/ Mark S. Elliott
Mark S. Elliott
President (Chief Executive Officer
and Acting Chief Financial Officer)