Form 10-Q
period 2011-09-30
PREMIER ALLIANCE GROUP, INC.
filed 2011-11-14
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or
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
[ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 8,106,325 shares of common stock were outstanding as of November 05, 2011.

PART I
FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

PREMIER ALLIANCE GROUP, INC.
BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash	$3,982,073	$404,588
Accounts receivable	2,422,608	2,279,952
Marketable securities	30,304	31,748
Deferred tax asset – current portion	775,000	39,000
Income tax receivable	266,425	0
Prepaid expenses and other current assets	133,774	61,420

Total current assets	7,610,184	2,816,708

PROPERTY AND EQUIPMENT - at cost less
accumulated depreciation	81,393	83,827

OTHER ASSETS:
Goodwill	2,894,075	2,894,075
Intangible assets - net	448,257	439,709
Investment in equity-method investee	173,951	177,762
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers’ life insurance	325,474	407,403
Deferred tax asset	0	0
Deposits and other assets	14,855	20,025

Total other assets	3,956,612	4,038,974

TOTAL ASSETS	$11,648,189	$6,939,509

See Notes to Financial Statements

	(Unaudited)
	September 30,	December 31,
	2011	2010

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable	$253,000	$339,000
Current portion of long-term debt	414,894	531,653
Convertible debenture	72,800	12,735
Derivative liability	1,819,463	71,650
Accounts payable	879,052	450,084
Accrued expenses	992,466	779,536
Income taxes payable	0	0

Total current liabilities	4,431,675	2,184,658

NONCURRENT LIABILITIES:
Long term debt – net of current portion	13,647	22,177
Deferred tax liability	52,000	119,000

Total noncurrent liabilities	65,647	141,177

COMMITMENTS AND CONTINGENCIES	0	0

STOCKHOLDERS' EQUITY:
Class A convertible preferred stock, $.001
par value, 5,000,000 shares authorized,
0 shares issued and outstanding	0	0
Class B convertible preferred stock, $.001
par value, 2,000,000 shares authorized,
1,200,000 shares issued and outstanding	1,200	1,200
Class C convertible preferred stock, $.001
par value, 2,500,000 shares authorized,
2,380,952 shares issued and outstanding	2,381	0
Common stock, $.001 par value, 45,000,000
shares authorized, 8,106,325 shares
issued and outstanding	8,106	7,968
Additional paid-in capital	11,084,640	5,888,399
Accumulated deficit	(3,945,460)	(1,283,893)

Total stockholders’ equity	7,150,867	4,613,674

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,648,189	$6,939,509

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Sept 30, 2011	Sept 30, 2010	Sept 30, 2011	Sept 30, 2010

NET REVENUE	$4,604,396	$4,779,321	$13,651,847	$11,626,607
OPERATING EXPENSES:
Cost of revenues	3,361,179	3,582,664	10,114,244	8,941,687
Selling, general and administrative	1,476,243	1,055,785	4,390,136	2,510,489
Depreciation	6,176	3,188	18,251	6,198
Total operating expenses	4,843,598	4,641,637	14,522,631	11,458,374
(LOSS) INCOME FROM OPERATIONS	(239,202)	137,684	(870,784)	168,233

OTHER (EXPENSE) INCOME:
Interest expense, net	(50,470)	(72,889)	(156,365)	(110,802)
Loss on extinguishment			(80,316)
Officers’ life insurance	(89,844)	36,497	(81,929)	1,395
Equity in net (loss) income of
equity-method investee	(210)	(498)	(3,811)	(8,665)
Derivative (expense) income	(118,310)		(235,859)
Other (expense) income	(2,495)	1,215	1,020	2,282
Total other (expense)income	(261,329)	(35,675)	(557,260)	(115,790)

NET (LOSS) INCOME BEFORE INCOME TAXES	(500,531)	102,009	(1,428,044)	52,443
INCOME TAX BENEFIT (EXPENSE)	163,445	(16,796)	476,197	(19,714)

NET (LOSS) INCOME	(337,086)	85,213	(951,847)	32,729
PREFERRED STOCK DIVIDENDS	-	-	(44,429)	-
DEEMED DIVIDEND ON PREFERRED STOCK	-	(13,434)	(1,665,292)	(273,663)
NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(337,086)	$71,779	$(2,661,568)	$(240,934)
Net (loss) income per share
Basic	$(0.04)	$0.01	$(0.33)	$(0.03)
Diluted	$(0.04)	$0.01	$(0.33)	$(0.03)
Weighted average number of shares
Basic	8,105,311	6,949,359	8,038,810	7,579,984
Diluted	8,105,311	8,162,408	8,038,810	8,746,120

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(951,847)	$32,729
Adjustments to reconcile net (loss) income
to net cash used in operating activities:
Depreciation and amortization	122,103	35,749
Amortization of debt discount	137,248	83,755
Decrease (increase) of cash surrender value
of officers’ life insurance	81,929	(1,395)
Loss from change in value of derivatives	235,859
Loss on extinguishment	80,316
(Increase) decrease in Deferred income taxes	(220,898)	1,000
Stock option / Warrant expense	138,796	47,805
Stock issues for services	10,000
Equity in (gain) loss of equity-method investee	(189)	8,665
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(142,654)	(970,901)
Decrease in marketable securities	1,444	2,591
(Increase) Decrease in prepaid expenses	(72,354)	(39,030)
Decrease in deposits and other assets	9,170	3,303
Increase in accounts payable	428,970	266,461
Increase in accrued expenses	212,929	281,589
(Increase) in income taxes receivable	(266,425)	(61,623)
(Decrease) in income taxes payable	0	(31,889)
Net cash (used in) operating activities	(195,603)	(341,191)

Cash flows from investing activities:
Acquisitions	(60,000)	(517,191)
Purchases of property and equipment	(15,818)	-
Net cash used in investing activities	(75,818)	(517,191)

Cash flows from financing activities:
Additional paid in capital
Common stock		40
Preferred stock	4,215,065	664,510
Preferred stock dividends	(44,429)
(Payments on)/ Proceeds from issuance of convertible debentures	(70,000)	284,000
Net (payments)/Proceeds from long-term debt	(165,730)
Net (payments)/Proceeds from line of credit	(86,000)	415,000
Net cash provided by financing activities	3,848,906	1,363,550

Net increase in cash	3,577,485	505,168

Cash - beginning of period	404,588	-

Cash - end of period	$3,982,073	$505,168

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

Deemed dividends to preferred shareholders for the three and nine months ended September 30, 2010 have been revised to reflect the impact of a correction of an error in the determination of the value of deemed dividends on the issuance of preferred stock.  This was properly recorded during the preparation of the financial statements for the year ended December 31, 2010.  See Note 11 in our Annual Report on Form 10-K for additional information.

Note 2 – Cash and Cash Equivalents:

Cash equivalents consist of all highly liquid investments with an original maturity of three months or less.  As a result of the Company's cash management system, checks issued but not presented to the banks for payment may create negative book cash balances.  Such negative balances are included in accounts payable.

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

Note 4  – Pro-Forma Financial Information:

The following unaudited pro-forma data summarizes the results of operations for the three and nine months ended September 30, 2011 and 2010, as if the purchase of Intronic Solutions Group, LLC and Q5Group, Inc. had all been completed January 1, 2010.  The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2010.

	Three months ended September 30, 2010		Nine months ended September 30, 2010
Net revenues	$5,290,313		$15,148,939
Operating income	84,910		61,527
Net income per share - basic	0.00	*	( 0.03	) *
Net income per share - diluted	0.00	*	(0.03	) *

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Net revenues	$4,604,396	$13,651,847
Operating (loss)	(239,202)	(870,784)
Net (loss) per share – basic	(0.08)	(0.33	) *
Net (loss) per share- diluted	(0.08)	(0.33	) *

Revenue contributed for the three month period ended September 30, 2011 from the Intronic Solutions Group, LLC acquisition accounted for $555,458 with an operating loss before taxes of $30,871. Revenue contributed for the nine month period ended September 30, 2011 from the Intronic Solutions Group, LLC acquisition accounted for $2,315,814 with an operating loss before taxes of $262,126.

Revenue contributed for the three month period ended September 30, 2011 from the Q5Group, Inc. acquisition accounted for $634,384 with operating income before taxes of $54,446.  Revenue contributed for the nine month period ended September 30, 2011 from the Q5Group, Inc. acquisition accounted for $1,685,076 with an operating loss before taxes of $105,836.

As disclosed in Note 3, the company acquired business from an individual and there is no discreet financial information to include in the proforma results.

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

As of September 30, 2011, 1,200,000 shares of Series B Convertible Preferred stock have been issued. These shares of preferred stock were issued in conjunction with warrants. Dividends paid in the first quarter of 2011 on these shares totaled $44,429.

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

The 8,217,141 warrants issued in connection with the preferred stock contain full-ratchet anti-dilution provisions that require them to be recorded as a derivative instrument. The fair market value of the warrants at the issuance date of $1,511,954 was recorded as a derivative liability as a reduction to the additional paid in capital of $929,852 and as a corresponding deferred tax asset of $582,102.  The derivative liability was adjusted to the fair market value of the warrants at September 30, 2011, of $1,722,313, with the change in value during the three and nine months ended September 30, 2011 of $110,110 and $210,359, respectively, being recorded as derivative expense on the statement of operations.

Note 7 – Convertible Debenture:

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

The Company has accounted for these transactions in accordance with FASB ASC Topic 470-20 “Debt with Conversion and Other Options”. Due to the full-ratchet anti-dilution protection in the warrants, they are considered to be derivative instruments.  As such, the fair market value of the warrants of $86,950 was recorded as a debt discount and as a derivative liability.  Additional debt discounts included the original issue discount of $28,000, a commitment fee of $20,000, stock issue discount of $31,960, and a beneficial conversion feature of $183,090.  The intrinsic value of the beneficial conversion feature was calculated as the difference between the fair value of the Debenture if converted on the commitment date and the effective conversion price as stated in the debenture. The discounts totaling $350,000 are being amortized under the interest method over the term of the debenture and being recorded as interest expense.  During the three months ended September 30, 2011, $44,333 of interest expense related to this convertible debenture has been recorded, $137,248 of interest expense has been recorded for the nine months ended September 30, 2011. During the three months ended September 30, 2011 there were no conversion of debt to common stock. During the nine months ended September 30, 2011, $87,500 of the convertible debt was converted to common stock.  On these conversions, expenses totaling $0 and $80,316 for the three and nine months ended September 30, 2011 were recorded in other income (expense).

The derivative liability was adjusted to the fair market value of the warrants at September 30, 2011, of $97,150, with the change in value of $8,200 and $25,500 being recorded as derivative expense on the statement of operations for the three and nine months ended September 30, 2011.

Note 8 – Stock Options and Warrants:

As discussed in Note 3, on January 1, 2011, the Board granted an aggregate of 82,192 incentive stock options under the 2008 Stock Incentive Plan to one employee.  The options have no vesting schedule and are exercisable at $1.00 per share and the options expire in 2021. The options were granted as consideration for the purchase of customer accounts related to the employment contract of the individual hired.  The estimated fair value of the options of $11,959 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 4.13%, an estimated volatility of 8.3% and no dividend yield.

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

The following represents the activity under the stock incentive plan as of September 30, 2011 and changes during the year:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2009	889,291	$1.40
Expired	289,291	$2.75
Outstanding at January 1, 2010	600,000	$0.75
Issued	925,000	$1.00
Outstanding at December 31, 2010	1,525,000	$0.90
Issued	82,192	$1.00
Outstanding at March 31, 2011	1,607,192	$0.91
Issued	150,000	$1.10
Outstanding at June 30, 2011	1,757,192	$0.92
Issued	0	$0.00
Outstanding at September 30, 2011	1,757,192	$0.92

On March 3, 2011 the Board granted an aggregate of 240,000 warrants to a consultant for strategic consulting services.  The warrants are exercisable at $0.77 and expire on March 3, 2016.  The Company accounted for the issuance of the warrants in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 718 “Compensation-Stock Compensation” that requires the recognition of compensation expense in the financial statements based on the grant date fair value of the warrants.  The estimated fair value of the warrants of $44,160 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 4.4%, an estimated volatility of 8.6% and no dividend yield.

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

On September 16, 2011 a new independent Board Member was added to the board and was compensated with an aggregate of 100,000 warrants for joining the board.  The warrants are exercisable at $1.05 and expire on September 16, 2016.  The Company accounted for the issuance of the warrants in accordance with FASB ASC 718 “Compensation-Stock Compensation” that requires the recognition of compensation expense in the financial statements based on the grant date fair value of the warrants.  The estimated fair value of the warrants of $320 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 2.97%, an estimated volatility of 8.6% and no dividend yield.

The following represents the activity of warrants as of September 30, 2011 and changes during the year:
Warrants	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	0	0
Issued	1,778,940	$0.78
Outstanding at December 31, 2010	1,778,940	$0.78
Issued	8,457,141	$0.77
Outstanding at March 31, 2011	10,236,081	$0.77
Issued	333,000	$1.06
Outstanding at June 30, 2011	10,569,081	$0.78
Issued	100,000	$1.05
Outstanding at September 30, 2011	10,669,081	$0.78

Note 9 – Related party transactions:

During the three months ended September 30, 2011, the Company engaged two board members to provide additional consulting services related to merger and acquisition activity.  These board members were compensated $100,000 for these services.

Note 10 – Pending material transactions:

On September 16, 2011, the Company executed a Letter of Intent to acquire all of the issued and outstanding stock of GreenHouse Holdings, Inc, (GHH) a Nevada corporation, and all of its subsidiaries in a merger.  The transaction is subject to due diligence, execution of a definitive merger agreement and plan of merger, both boards’ approval and GHH shareholder approval.

Note 11 - Subsequent events:

The Company evaluated all events and transactions through November 10, 2011, the date we issued these financial statements. On November 2, 2011, the Company entered into a Secured Convertible Promissory Note where a bridge loan in the amount of $500,000 was loaned to GreenHouse Holdings.  The Note is due April 30, 2012, and accrues interest at eight percent, compounded quarterly, and is payable at the maturity date.  The Note is convertible into shares of Common Stock at the rate of 70% of the volume weighted average price for the twenty (20) trading days prior to the date a notice of conversion is given to the Company.  The Note is secured by a general security interest in all of GreenHouse Holdings’ assets.

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

 A typical customer is an organization with complex business processes, large amounts of data to manage, and changing business requirements.  We promote our services through our three delivery channels, our GRC (Governance, Risk and Compliance), BP&T (Business Performance and Technology), and F&A (Finance and Accounting) practice areas.  These divisions operate as one from an accounting and overall management perspective; however they are differentiated from a marketing and customer presentation perspective only.  Management reviews and oversees the divisions as one combined entity, utilizes resources across both areas, and makes operational assessments and plans together.  In light of this, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280 “Segment Reporting” does not require separate financial reporting and the two channels are consolidated in all financial report presentations.

Advisory services are provided by our Knowledge Based Experts within our core areas of expertise: Governance, Risk, and Compliance (GRC), Business Performance & Technology (BP&T) and Finance & Accounting (F&A).  Advisory engagements within this realm include: 1) GRC efforts with enterprise risk management, control and governance frameworks, internal audit services, regulatory and compliance, 2) BP&T efforts with systems planning, organizational effectiveness, business process re-engineering, workflow analysis, and 3) F&A efforts with financial reporting and financial advisory services. Engagements are typically structured in a Statement of Work and can be billed on fixed fee / delivery based arrangements or on a time-and-materials basis for all work performed. We are focused on providing Knowledge Based Expertise (KBE) and because of the expertise involved and the complexity of a typical initiative, customers seeking such services from us typically engage us on strategic or high priority initiatives.

Consulting services are provided across a broad range of knowledge, skills and expertise including project management, systems implementation and architecture, information management, business intelligence, business expertise and analysis. We recruit, retain, manage, and provide to our clients skilled business, technical, financial and accounting expertise to help lead and train our customers or supplement their knowledge requirements. In these engagements we typically bill our customers on a time-and-materials basis for all work performed. Because of the expertise involved and the complexity of a typical initiative, many customers seeking such services from us commit to long-term engagements that are usually a minimum of 9 months in which our consultants work on site at customer facilities under the daily direction of the customer management.

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

Our typical customers cross many spectrums, including Fortune 500 companies (including AIG, Lincoln Financial Group, Duke Power, Bank of America, and Wells Fargo), biotech early stage companies, utility customers, established software and technology based firms among others.  They all share a trait where because of various change elements they continually seek expertise and knowledge in areas such as GRC, project management, business process and improvement, business consulting, finance and accounting.

Results of Operations

Net revenue for the three months ended September 30, 2011 was $4,604,000, a decrease of 3.6%, compared to $4,779,000 for the same period in 2010.  For the 2011 year-to-date period revenue was $13,652,000 compared to $11,627,000 for the 2010 year-to-date period, an increase of 17.4%.   The year-to-date increase reflects the addition of four months of revenues from the ISG acquisition, and eight months of revenues from the Q5Group acquisition, as compared to last year.

Cost of revenues, defined as all costs for billable staff were $3,361,000 or 73.0% of revenue for the three months ended September 30, 2011, as compared to $3,583,000 or 74.9% of revenue for the same period in 2010. For the 2011 year-to-date period costs were 74.1% of revenue, and for the 2010 year-to-date period costs were 76.9% of revenue.

General and administrative (G&A) expenses were $1,476,000 or 32.2% of revenue for the three months ended in September 30, 2011, as compared to $1,056,000 or 22.1% for the same period in 2010.  For the 2011 year-to-date period it was 32.3% as compared to 21.6% for the 2010 year-to-date period.  For 2010 a non-cash charge for stock option (warrants) expenses issued to a firm for M&A consulting services, of $47,805 was incurred.  For 2011 G&A expenses included $709,000 of expenses related to M&A, (legal, accounting, transaction costs) and funding activity (broker, legal, accounting, board fees).  In addition one time expenses related to a marketing, branding, and public relations effort were incurred totaling $160,000 year-to-date.  Overhead wages increased 67% via the 2 acquisitions completed in 2010.  Other G&A expenses were mostly comparable as costs were managed effectively on many items including rent, travel, recruiting, and standard professional services (accounting, legal, consulting), and meals and entertainment. Redundant duplicate charges from the acquisitions are being eliminated or phased out while cost controls have been put in place for new parts of the organization.

Operating loss for the three months ended in September 30, 2011, was $239,000 as compared to income of $138,000 for the same period in 2010.  For the 2011 year-to-date period, the operating loss was $871,000 compared to income of $168,000 for the 2010 year-to-date period.  The operating loss in 2011 is primarily attributed to one time merger costs associated with the acquisition strategy: including legal, accounting, funding, consulting costs, and board expenses, exceeding $700,000 thru September 30, 2011.

Other income and expense for the three months ended September 30, 2011 resulted in an expense of $261,000 as compared to an expense of $36,000 for the same period in 2010.  For the 2011 year-to-date period, the other income and expense resulted in an expense of $557,000 compared to an expense of $116,000 for the 2010 year-to-date period. The loss in 2011 was primarily attributable to the following book charges: $81,929 for a decrease in the value of officer’s life insurance policies, $235,859 for derivative expense related to warrants, $137,248 recorded as interest expense–debt discount related to convertible debentures, and $80,316 recorded as a loss on extinguishment related to conversion of portions of the convertible debenture.

The effective income tax expense for the first nine months of 2011 is 33% compared to an effective income tax expense of 38% for the same period in 2010. The change in rate is a direct result of permanent differences of officer’s life insurance, and derivative expense.

Net loss for the three months ended in September 30, 2011, was $337,000 or $.04 per diluted share, compared with net income of $85,000 for the same period in 2010, or $.01 per diluted share. For the 2011 year-to-date period the net loss was $952,000 or $.33 per diluted common share, compared to net income of $33,000 or ($.03) per common share, based on recording of the deemed dividend,  for the 2010 year-to-date period.

Dividend

No dividend for common stock has been declared as of September 30, 2011, and the Company does not anticipate declaring dividends in the future.

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

We assess the likelihood that we will be able to recover deferred tax assets. If recovery is unlikely, we must increase the provision for taxes by recording a valuation allowance against the estimated deferred tax assets that will not ultimately be recoverable. As of September 30, 2011, we believed that all of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is unlikely.

Financial Condition and Liquidity

As of September 30, 2011, we had cash and cash equivalents of $3,982,000 representing an increase of $3,477,000 from September 30, 2010. Net working capital at September 30, 2011, was $3,179,000, as compared to $584,000 on September 30, 2010. Current assets at September 30, 2011, were $7,610,000.  We had noncurrent liabilities of $66,000.  Shareholders’ equity as of September 30, 2011, was $7,151,000, which represented 61% of total assets.

During the nine months ended September 30, 2011, the net cash used by operating activities was $196,000 and was primarily a result of increases in accounts receivable of $143,000,  income taxes receivable of $266,000, net deferred tax assets of $221,000, prepaid expenses and other current assets of $72,000 offset by depreciation and amortization of $259,000,  issuance of stock options and warrants for services of $139,000, decreases in deposits of $9,200, cash surrender value of officers’ life of $82,000 and increases of accounts payable of $429,000, accrued expenses of $213,000,  a change in value of derivatives of $236,000 and loss on extinguishment of $80,000.

Cash flows from investing activities used for the nine months ended September 30, 2011 was $76,000 and were primarily a result of upfront cash of $60,000 for the purchase of business from an individual and purchase of fixed assets for $16,000.

Financing activities provided $3,849,000 of cash for the nine months ended September 30, 2011. Of that increase, $4,200,000 was the net result of shares of Series C Preferred Stock sold. This was offset by the repayment of our revolving line of credit of $86,000, payment of dividends of $44,000, payment of $70,000 toward principal of the convertible debentures and net payments on long-term debt of $166,000.

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

Off-Balance-Sheet Arrangements

As of September 30, 2011, and during the prior three months then ended, there were no other transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

Interest Rate Risks

At September 30, 2011, the Company had an outstanding balance of $253,000 under its revolving credit agreement. Interest on borrowings under the facilities are based on the daily LIBOR rate plus a 2.75% margin, and no less than 4%. Daily average borrowings for the 2011 third quarter were $177,422.

Market fluctuation impact on assets

For the three months ending September 30, 2011, the valuation of the Variable Life Insurance policies had an investment loss of $89,844.

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

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2011.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than those previously reported on Form 8-K, the following unregistered securities were sold during the period ended September 30, 2011:

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

On September 16, 2011 the Company issued 100,000 warrants to an independent board member for joining the board in a strategic board role.  The warrants are exercisable at $1.05 and expire on September 16, 2016

All of the foregoing transactions were conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

PREMIER ALLIANCE GROUP, INC.
(Registrant)
DATE: November 14, 2011	By:	/s/ Mark S. Elliott
Mark S. Elliott
President (Chief Executive Officer)

DATE: November 14, 2011	By:	/s/ Larry W. Brumfield
Larry W. Brumfield
Chief Financial Officer