Form 10-Q/A
period 2010-06-30
PREMIER ALLIANCE GROUP, INC.
filed 2012-01-05
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on August 13, 2010, is to file a corrected Statement of Operations for the three and six months ended June 30, 2010 for the recording of a Deemed Dividend on Preferred Stock in the proper quarter, a corrected Balance sheet as of June 30, 2010 to reflect the resulting reclassification between Additional Paid-in Capital and Accumulated Deficit, and additional information in Item 4T. Controls and Procedures.  This restatement has no effect on our cash flows or liquidity, nor effects our financial position at the end of the respective restated periods.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

PART I
FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

PREMIER ALLIANCE GROUP, INC.
BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash	$607,801	$-
Accounts receivable	1,908,247	1,121,186
Marketable securities	29,511	30,918
Deferred income taxes	28,000	15,000
Prepaid expenses	71,377	37,216

Total current assets	2,644,936	1,204,320

PROPERTY AND EQUIPMENT - at cost less
accumulated depreciation	28,718	11,728

OTHER ASSETS:
Goodwill	2,363,578	1,450,578
Intangible assets - net	138,400	79,800
Investment in equity-method investee	182,265	190,432
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers’ life insurance	334,930	370,032
Deferred income taxes	52,000	46,000
Loan Fees - net	35,185	0
Deposits and other assets	6,100	6,100

	3,212,458	2,242,942

	$5,886,112	$3,458,990

See Notes to Financial Statements

	(Unaudited)
	June 30,	December 31,
	2010	2009

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable	$626,000	$211,000
Current portion of long-term debt	122,611	133,152
Accounts payable	417,143	320,152
Accrued expenses	657,494	384,990
Income taxes payable	22,827	33,086

Total current liabilities	1,846,075	1,082,255

LONG-TERM DEBT	152,998	114,606

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Class A convertible preferred stock, $.001
par value, 5,000,000 shares authorized,
69,772 Pref A shares issued and Outstanding,	69	561
Class B convertible preferred stock, $.001
par value, 2,000,000 shares authorized,
960,000 Pref B shares issued and Outstanding	960
Common stock, $.001 par value, 45,000,000
shares authorized, 7,398,220 shares
issued and outstanding	7,398	6,072
Additional paid-in capital	5,350,464	3,414,635
Accumulated deficit	(1,471,852)	(1,159,139)

	3,887,039	2,262,129

	$5,886,112	$3,458,990

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)
	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

NET REVENUE	$3,971,927	$2,045,699	$6,847,286	$4,486,019
OPERATING EXPENSES:
Cost of revenues	3,082,290	1,523,668	5,359,023	3,311,378
Selling, general and administrative	843,312	498,289	1,454,704	1,040,081
Depreciation	1,818	1,448	3,010	3,128
Total operating expenses	3,927,420	2,023,405	6,816,737	4,354,587
INCOME (LOSS) FROM OPERATIONS	44,507	22,294	30,549	131,432

OTHER (EXPENSE) INCOME:
Interest expense, net	(35,085)	(2,759)	(37,913)	(6,236)
Gain (loss) on marketable securities	(1,763)	7,947	(1,408)	11,892
Officers’ life insurance	(52,182)	50,696	(35,101)	8,344
Equity in net (loss) of
equity-method investee	(94)	2,120	(8,167)	2,120
Other income	0	2,400	2,474	2,400
Total other (expense) income	(89,124)	60,404	(80,115)	18,520

NET INCOME (LOSS) BEFORE INCOME TAXES	(44,617)	82,698	(49,566)	149,952
INCOME TAX (EXPENSE) BENEFIT	(13,916)	(12,814)	(2,918)	(55,895)

NET (LOSS) INCOME	(58,533)	69,884	(52,484)	94,057
PREFERRED STOCK DIVIDENDS EARNED	-	-	-	-
DEEMED DIVIDEND ON PREFERRED STOCK	(260,229)	-	(260,229)	-
NET (LOSS) INCOME AVAILABLE TO COMMON
STOCKHOLDERS	$(318,762)	$69,884	$(312,713)	$94,057
Net income (loss) per share
Basic	$(0.05)	$0.01	$(0.04)	$0.02
Diluted	$(0.05)	$0.01	$(0.04)	$0.01
Weighted average number of shares
Basic	6,628,820	5,867,945	7,111,009	5,867,945
Diluted	6,628,820	6,428,691	7,111,009	6,428,691

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

The company has restated the Statement of Operations for the three and six months ended June 30, 2010 to record deemed dividends to preferred stockholders of $260,229.  For the three months ended June 30, 2010, this changed reported net loss available to common stockholders from $58,533 to $318,762 and loss per share from ($.01) to ($.05).  For the six months ended June 30, 2010, this changed reported net loss available to common stockholders of $52,484 to $312,713 and loss per share from ($.01) to ($.04).  The company also restated the Balance Sheet as of June 30, 2010 to reflect the resulting reclassification between Additional Paid-in Capital and Accumulated Defict in the amount of $260,229.This restatement has no effect on our cash flows or liquidity, nor effects our financial position at the end of the respective restated periods.

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

Note 6 – Class B Convertible Preferred Stock:

On April 12, 2010, the Company commenced an offering of its securities to accredited investors.  The Company offered 20 units, each unit consisting of 80,000 shares of Series B 7% convertible preferred stock and 60,000 warrants with an exercise price of $0.77.  Each unit was priced at $56,000. During the quarter ended June 30, 2010, 12 units totaling 960,000 shares and 720,000 warrants were sold for gross proceeds of $672,000. In connection with the sale of these securities $53,760 was paid and 139,740 options were issued, with an exercise price of $0.77, were issued to a registered broker.   The issuance of these preferred shares contained an embedded beneficial conversion feature and the intrinsic value of this feature of $260,229 was recorded as a deemed dividend to preferred shareholders.

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

Net Loss for the three months ended in June 30, 2010, was $58,500 or ( $.05) per diluted share when accounting for the deemed dividend on preferred stock of $260,229 , compared with net income of $69,900 for the same period in 2009, or $.01 per diluted share. For the 2010 year-to-date period, net loss was $52,500 or ( $.04) per diluted share when accounting for the deemed dividend on preferred stock of $260,229 , compared to net income of $94,000 for the 2009 year-to-date period.

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

Item 4T. Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the" Exchange Act"), the Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report in reaching a reasonable level of assurance that the information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that such information is accumulated and communicated to this company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure .  Based upon that evaluation, the CEO and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.

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

On April 30, 2010 the Board granted an aggregate of 150,000 warrants to consultant’s.   The warrants are exercisable at $0.77, and expire in 2015.

Item 5. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350).

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350).

32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER ALLIANCE GROUP, INC.
(Registrant)
DATE: January 04, 2012	By:	/s/ Mark S. Elliott
Mark S. Elliott
President (Chief Executive Officer)

DATE: January 04, 2012	By:	/s/ Larry W. Brumfield
Larry W. Brumfield
Chief Financial Officer and
Principal Financial Officer