Form 10-Q/A
period 2010-09-30
PREMIER ALLIANCE GROUP, INC.
filed 2012-01-05
CIK 1272550

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on November 15, 2010, is to file a corrected Statement of Operations for the recording of a Deemed Dividend on Preferred Stock in the proper quarters, a corrected Balance Sheet as of September 30, 2010 to reflect the resulting reclassification between Additional Paid-in Capital and Accumulated Deficit, to correct the Pro Forma Net Loss per Share data for the nine months ended September 30, 2010 in footnote 4 to the financial statements to adjust for the Deemed Dividend and additional information in Item 4T. Controls and Procedures.  This restatement has no effect on our cash flows or liquidity, nor effects our financial position at the end of the respective restated periods.

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

PART I
FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

PREMIER ALLIANCE GROUP, INC.
BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash	$505,168	$-
Accounts receivable	2,454,925	1,121,186
Marketable securities	28,326	30,918
Deferred income taxes	31,000	15,000
Prepaid expenses	150,833	37,216

Total current assets	3,170,252	1,204,320

PROPERTY AND EQUIPMENT - at cost less
accumulated depreciation	51,092	11,728

OTHER ASSETS:
Goodwill	3,193,553	1,450,578
Intangible assets - net	233,697	79,800
Investment in equity-method investee	181,767	190,432
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers’ life insurance	371,427	370,032
Deferred income taxes	29,000	46,000
Loan Fees - net	28,852	0
Deposits and other assets	16,308	6,100

	4,154,604	2,242,942

	$7,375,948	$3,458,990

See Notes to Financial Statements

	(Unaudited)
	September 30,	December 31,
	2010	2009

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable	$626,000	$211,000
Current portion of long-term debt	550,111	133,152
Accounts payable	586,488	320,027
Accrued expenses	803,499	384,990
Income taxes payable	20,135	33,086

Total current liabilities	2,586,233	1,082,255

LONG-TERM DEBT	158,482	114,606

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Class A convertible preferred stock, $.001
par value, 5,000,000 shares authorized,
18,090 Pref A shares issued and Outstanding,	18	561
Class B convertible preferred stock, $.001
par value, 2,000,000 shares authorized,
1,040,000 Pref B shares issued and Outstanding	1,040
Common stock, $.001 par value, 45,000,000
shares authorized, 7,949,902 shares
issued and outstanding	7,949	6,072
Additional paid-in capital	6,022,298	3,414,635
Accumulated deficit	(1,400,072)	(1,159,139)

	4,631,233	2,262,129

	$7,375,948	$3,458,990

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010	Sept 30, 2009

NET REVENUE	$4,779,321	$2,134,719	$11,626,607	$6,620,738
OPERATING EXPENSES:
Cost of revenues	3,582,664	1,538,907	8,941,687	4,850,285
Selling, general and administrative	1,055,785	510,668	2,510,489	1,550,749
Depreciation	3,188	1,104	6,198	4,232
Total operating expenses	4,641,637	2,050,679	11,458,374	6,405,266
INCOME FROM OPERATIONS	137,684	84,040	168,233	215,472

OTHER (EXPENSE) INCOME:
Interest expense, net	(72,889)	(996)	(110,802)	(7,232)
Gain (loss) on marketable securities	(1,185)	40	(2,593)	11,932
Officers’ life insurance	36,497	57,646	1,395	65,990
Equity in net (loss) income of
equity-method investee	(498)	(1,774)	(8,665)	346
Other income	2,400	0	4,875	2,400
Total other (expense) income	(35,675)	54,916	(115,790)	73,436

NET INCOME (LOSS) BEFORE INCOME TAXES	102,009	138,956	52,443	288,908
INCOME TAX EXPENSE	(16,796)	(31,807)	(19,714)	(87,702)

NET INCOME (LOSS)	85,213	107,149	32,729	201,206
PREFERRED STOCK DIVIDENDS EARNED	-	-	-	-
DEEMED DIVIDEND ON PREFERRED STOCK	(13,434)	-	(273,663)	-
NET INCOME (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS	$71,779	$107,149	$(240,934)	$201,206
Net income (loss) income per share
Basic	$0.01	$0.02	$(0.03)	$0.03
Diluted	$0.01	$0.02	$(0.03)	$0.03
Weighted average number of shares
Basic	6,949,359	5,897,836	7,579,984	5,878,018
Diluted	8,162,408	6,458,582	7,579,984	6,438,764

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

The company has restated the Statement of Operations for the three and nine months ended September 30, 2010 to record deemed dividends to preferred stockholders of $13,434 and $273,663, respectively.  For the three months ended September 30, 2010, this changed reported net income available to common stockholders from $85,213 to $71,779 and for the nine months ended September 30, 2010, this changed reported net income available to common stockholders from $32,729 to a net loss available to common stockholders of $240,934 and earnings per share from $.01 to ($.03).  Also, fully diluted shares outstanding were adjusted from 8,746,120 as previously reported to 7,579,984 since the net loss created anti-dilution.  The company also restated the Balance Sheet as of September 30, 2010 to reflect the resulting reclassification between Additional Paid-in Capital and Accumulated Deficit by the deemed dividend amount of $273,663.  The company restated pro forma net loss per share for the nine months ended September 30, 2010 in footnote 4 from $(0.0) to a loss of $(.04) as a result of the deemed dividend. This restatement has no effect on our cash flows or liquidity, nor effects our financial position at the end of the respective restated periods.

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

See Notes to Financial Statements

Note 3 – Material Transactions: - continued

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

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Net revenues	$3,516,100	$11,204,749
Operating income (loss)	121,589	252,218
Net income (loss) per share – basic	0.02	0.03
Net income (loss) per share- diluted	0.02	0.03

	Three months ended September 30, 2010		Nine months ended September 30, 2010
Net revenues	$5,290,312		$15,148,937
Operating income (loss)	71,747		(35,569)
Net income (loss) per share – basic	0.01	*	(0.04	) *
Net income (loss) per share- diluted	0.01	*	(0.04	) *

See Notes to Financial Statements

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

* - accounts for a deemed dividend related to the preferred stock issuance, which decreases net income or increases the net loss.

Note 5 – Class A Convertible Preferred Stock:

During the quarter ended September 30, 2010, 51,682 Class A Convertible Preferred shares were converted to common shares on a one to one basis.  The number of issued and outstanding shares of Class A Convertible Preferred Stock is 18,090.

Note 6 – Class B Convertible Preferred Stock:

On April 12, 2010, the Company commenced an offering of its securities to accredited investors.  The Company offered 20 units, each unit consisting of 80,000 shares of Series B 7% convertible preferred stock and 60,000 warrants with an exercise price of $0.77.  Each unit was priced at $56,000. During the quarter ended September 30, 2010, 1 unit was sold. As of September 30, 2010 13 units totaling 1,040,000 shares and 780,000 warrants have been sold during the year for gross proceeds of $728,000. In connection with the sale of these securities, the Company paid commissions of $53,760 and issued 139,740 warrants with an exercise price of $0.77 to a registered broker.   The issuance of these preferred shares contained an embedded beneficial conversion feature and the intrinsic value of this feature of $13,434 and $273,663 for the three and nine months ended September 30, 2010, respectively, were recorded as a deemed dividend to preferred shareholders.

See Notes to Financial Statements

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

Note 8 – Stock Options and Warrants:

On June 1, 2010, the Board granted an aggregate of 325,000 incentive stock options under the 2008 Stock Incentive Plan to five employees.  The options vest over one to four years and are exercisable at $1.00 per share and the options expire in 2020. Compensation expense related to these options will be recognized as vested totaling $20,700 in 2011, $12,420 in 2012, $12,420 in 2013, and $8,280 in 2014. The Company accounted for the issuance of the options in accordance with SFAS 123(R) "Share Based Payment" that requires the recognition of compensation expense in the financial statements based on the grant date fair value of the options. The compensation expense determined by the estimated fair value of the options of $53,820 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 3.91 percent, an estimated volatility of 10% percent and no dividend yield.

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

See Notes to Financial Statements

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

As discussed in Note 6, a total of 780,000 warrants, including 60,000 in the quarter ended September 30, 2010, have been issued with Class B convertible preferred stock. Additionally, 139,740 warrants were issued as commission on the sale of these securities.

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

             There were no subsequent events.

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

See Notes to Financial Statements

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

See Notes to Financial Statements

Net income for the three months ended in September 30, 2010, was $85,213 or $.01 per diluted share when accounting for the deemed dividend on preferred stock of $13,434, compared with net income of $107,149 for the same period in 2009, or $.02 per diluted share. For the 2010 year-to-date period net income was $32,729 or ($. 03) per diluted share when accounting for the deemed dividend on preferred stock of $273,663 , compared to net income of $201,206 or $.03 for the 2009 year-to-date period.

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

See Notes to Financial Statements

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

See Notes to Financial Statements

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

See Notes to Financial Statements

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
OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved.]

Item 5. Other Information

None

See Notes to Financial Statements

Item 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350).

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350).

32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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

See Notes to Financial Statements