Form 10-Q/A
period 2011-06-30
PREMIER ALLIANCE GROUP, INC.
filed 2012-01-05
CIK 1272550

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
[ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 8,106,325 shares of common stock were outstanding as of August 05, 2011.

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on August 15, 2011, is to file a corrected Statement of Operations for the recording of a Deemed Dividend on Preferred Stock in the proper quarter for the prior year, and for additional information in Item 4T Controls and Procedures.  This restatement affects only Net Income (Loss) Available to Common Stockholders for the three and six months ended in 2010, and has no effect on our cash flows or liquidity, nor effects our financial position at the end of the respective restated periods.

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

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)
	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

NET REVENUE	$4,213,681	$3,971,927	$9,047,451	$6,847,286
OPERATING EXPENSES:
Cost of revenues	3,065,949	3,082,290	6,753,065	5,359,023
Selling, general and administrative	1,512,808	843,312	2,913,892	1,454,704
Depreciation	6,311	1,818	12,075	3,010
Total operating expenses	4,585,068	3,927,420	9,679,032	6,816,737
INCOME (LOSS) FROM OPERATIONS	(371,387)	44,507	(631,581)	30,549

OTHER (EXPENSE) INCOME:
Interest expense, net	(33,589)	(35,085)	(105,895)	(37,913)
Loss on extinguishment	(80,316)	0	(80,316)	0
Officers’ life insurance	(10,458)	(52,182)	7,915	(35,101)
Equity in net (loss) income of
equity-method investee	(2,884)	(94)	(3,601)	(8,167)
Derivative (expense) income	(516,876)	0	(117,549)	0
Other income	954	(1,763)	3,514	1,066
Total other (expense) income	(643,169)	(89,124)	(295,932)	(80,115)

NET INCOME (LOSS)BEFORE INCOME TAXES	(1,014,556)	(44,617)	(927,513)	(49,566)
INCOME TAX BENEFIT (EXPENSE)	348,344	(13,916)	312,752	(2,918)

NET INCOME (LOSS)	(666,212)	(58,533)	(614,761)	(52,484)
PREFERRED STOCK DIVIDENDS	0	0	(44,429)	0
DEEMED DIVIDEND ON PREFERRED STOCK	0	(260,229)	(1,665,292)	(260,229)
NET INCOME (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS	$(666,212)	$(318,762)	$(2,324,482)	$(312,713)
Net income (loss) income per share
Basic	$(0.08)	$(0.05)	$(0.29)	$(0.04)
Diluted	$(0.08)	$(0.05)	$(0.29)	$(0.04)
Weighted average number of shares
Basic	8,041,618	6,628,820	8,005,009	7,111,009
Diluted	8,041,618	6,628,820	8,005,009	7,111,009

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

The company has restated the Statement of Operations for the three and six months ended June 30, 2010 to record deemed dividends to preferred stockholders of $260,229.  For the three months ended June 30, 2010, this changed reported net loss available to common stockholders from $58,533 to $318,762 and loss per share from ($.01) to ($.05).  For the six months ended June 30, 2010, this changed reported net loss available to common stockholders of $52,484 to $312,713 and loss per share from ($.01) to ($.04).  This restatement affects only Net Income (Loss) Available to Common Stockholders, and has no effect on our cash flows or liquidity, nor effects our financial position at the end of the respective restated periods.

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

Additional consideration will be paid on January 15, 2012, subject to certain conditions, as follows: If the purchased Unit of Premier achieves $2,000,000 in gross revenue in 2011 and has a minimum gross margin of 30%, an additional 82,192 stock options and $30,000 of cash will be paid.  The Company also entered into employment agreements with the principal which included $20,000 for execution of a non-competition agreement.  The employment agreements contain cash and stock option bonuses, and stock option incentives based on achieving certain target revenues.  The estimated fair value of the total options to be issued in the deal of $23,554 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 4.13%, an estimated volatility of 8.3% and no dividendyield.  The total present value of all consideration expected to be paid as part of this agreement was $112,400 and has been recorded as a customer relationship intangible asset to be amortized over its expected useful life of four years.

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

	Three months ended June 30, 2010		Six months ended June 30, 2010
Net revenues	$5,008,726		$9,858,626
Operating (loss) income	(35,181)		(23,383)
Net (loss) income per share - basic	(0.04	) *	(0.04	) *
Net (loss) income per share - diluted	(0.04	) *	(0.04	) *

	Three months ended June 30, 2011		Six months ended June 30, 2011
Net revenues	$4,213,681		$9,047,451
Operating (loss) income	(371,387)		(631,581)
Net (loss) income per share – basic	(0.08	) *	(0.29	) *
Net (loss) income per share- diluted	(0.08	) *	(0.29	) *

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

As disclosed in Note 3, the company acquired business from an individual and there is no discreet financial information to include in the proforma results

* - accounts for a deemed dividend related to  preferred stock issuance, which increases the net loss.

Note 5 – Series B Convertible Preferred Stock:

On April 14, 2010, the Company designated 2,000,000 shares of its preferred stock as Series B Convertible Preferred Stock, $.001 par value per share (“Series B Preferred Stock”). The Series B Preferred Stock (a) is convertible into one share of  common stock, subject to certain adjustments, (b) pays 7% dividends per annum, payable annually in cash or shares of common stock, at the Company’s option, (c) is automatically converted into common stock should the price of the Company’s common stock exceed $2.50, and (d) for a period of one year from the issuance date provides full-ratchet anti-dilution provisions on issuances of securities at a price less than $0.70 per share of common stock, subject to certain exceptions. The issuance of these preferred shares contained an embedded beneficial conversion feature and the intrinsic value of this feature of $260,229 was recorded as a deemed dividend to preferred shareholders during the second quarter ended June 30, 2010.

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

Note 9 - Subsequent events:

On July 7, 2011, the Company issued 13,333 shares of common stock to its legal counsel for services rendered .

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

Net Loss for the three months ended in June 30, 2011, was $666,200 or ($.08) per diluted share, compared with a net loss of $58,500 for the same period in 2010, or ($. 05) per diluted share when accounting for the deemed dividend on preferred stock of $260,229 . For the 2011 year-to-date period, net loss was $614,800 compared to net loss of $52,500 for the 2010 year-to-date period.

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