Form 10-Q/A
period 2011-09-30
PREMIER ALLIANCE GROUP, INC.
filed 2012-01-05
CIK 1272550

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on November 14, 2011, is to file a correction to footnotes to the financial statements, namely to remove in its entirety paragraph two in the Basis of Presentation footnote referencing the revision of Deemed Dividends to Preferred Shareholders for the three and nine months ended September 30, 2010 for the correction of prior year quarterly errors, as the Form 10-Q/A has been filed for each of these periods, and to correct the Pro Forma Net Loss per Share data for the three months ended September 30, 2011 in footnote 4 to the financial statements to conform to the Statement of Operations, and additional information in Item 4T. Controls and Procedures. These changes have no effect on our cash flows or liquidity, nor effect our financial position at the ends of the respective periods.

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

	Three months ended September 30, 2010		Nine months ended September 30, 2010
Net revenues	$5,290,313		$15,148,939
Operating income	84,910		61,527
Net income per share - basic	0.00	*	( 0.03	) *
Net income per share - diluted	0.00	*	(0.03	) *

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Net revenues	$4,604,396	$13,651,847
Operating (loss)	(239,202)	(870,784)
Net (loss) per share – basic	(0.04)	(0.33	) *
Net (loss) per share- diluted	(0.04)	(0.33	) *

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

Note 5 – Series B Convertible Preferred Stock:

On April 14, 2010, the Company designated 2,000,000 shares of its preferred stock as Series B Convertible Preferred Stock, $.001 par value per share (“Series B Preferred Stock”). The Series B Preferred Stock (a) is convertible into one share of  common stock, subject to certain adjustments, (b) pays 7% dividends per annum, payable annually in cash or shares of common stock, at the Company’s option, (c) is automatically converted into common stock should the price of the Company’s common stock exceed $2.50, and (d) for a period of one year from the issuance date provides full-ratchet anti-dilution provisions on issuances of securities at a price less than $0.70 per share of common stock, subject to certain exceptions. The issuance of these preferred shares contained an embedded beneficial conversion feature and the intrinsic value of this feature of $260,229 was recorded as a deemed dividend to preferred shareholders during the second quarter ended June 30, 2010 and $13,434 in the third quarter ended September 30, 2010.

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

Advisory services are provided by our Knowledge Based Experts within our core areas of expertise: Governance, Risk and Compliance (GRC), Business Performance & Technology (BP&T) and Finance & Accounting (F&A).  Advisory engagements within this realm include: 1) GRC efforts with enterprise risk management, control and governance frameworks, internal audit services, regulatory and compliance, 2) BP&T efforts with systems planning, organizational effectiveness, business process re-engineering, workflow analysis, and 3) F&A efforts with financial reporting and financial advisory services. Engagements are typically structured in a Statement of Work and can be billed on fixed fee / delivery based arrangements or on a time-and-materials basis for all work performed. We are focused on providing Knowledge Based Expertise (KBE) and because of the expertise involved and the complexity of a typical initiative, customers seeking such services from us typically engage us on strategic or high priority initiatives.

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

Net loss for the three months ended in September 30, 2011, was $337,000 or $.04 per diluted share, compared with net income of $85,000 for the same period in 2010, or $.01 per diluted share. For the 2011 year-to-date period the net loss was $952,000 or $.33 per diluted common share after giving effect to preferred stock dividends ($44,429) and deemed dividend on preferred stock ($1,665,292), compared to net income of $33,000 or ($.03) per common share, based on recording of the deemed dividend on preferred stock of $273,663 ,  for the 2010 year-to-date period.

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