Form 10-K/A
PREMIER ALLIANCE GROUP, INC.
filed 2012-01-05
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”), as filed with the Securities and Exchange Commission on March 31, 2011, is to file a corrected date for the report of independent accountants, correct the signature page and modify the subsequent event footnote to the financial statements.  These corrections have no effect on our operations, cash flows or liquidity, nor effects our financial position as stated in the Form 10-K.

This Form 10-K/A should be read in conjunction with the original Form 10-K, which continues to speak as of the date of the Form 10-K. Except as specifically noted above, this Form 10-K/A does not modify or update disclosures in the original Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related or other disclosures.

PREMIER ALLIANCE GROUP, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

EXHIBIT 32.1	SECTION 906 CERTIFICATION CEO
EXHIBIT 32.2	SECTION 906 CERTIFICATION CFO

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

PREMIER ALLIANCE GROUP, INC.

Date: January 04, 2012	By:	/s/ Mark S. Elliott
Mark S. Elliott, President, Chief Executive Officer

Date: January 04, 2012	By:	/s/ Larry W. Brumfield
Larry W. Brumfield, Chief Financial Officer and
Principal Accounting Officer

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: January 04, 2012	By:	/s/ Mark S. Elliott
Mark S. Elliott, President, Chief Executive Officer, Director

Date: January 04, 2012	By:	/s/ Kevin T. Carnahan
Kevin T. Carnahan, Director

Date: January 04, 2012	By:	/s/ Patrick J. Kolenik
Patrick J. Kolenik, Director

Date: January 04, 2012	By:	/s/ Gregory C. Morris
Gregory C. Morris, Director

Date: January 04, 2012	By:	/s/ Isaac Blech
Isaac Blech, Director

Date: January 04, 2012	By:	/s/ Stephen W. Yarbrough
Stephen W. Yarbrough, Director

Date: January 04, 2012	By:	/s/ Cary W. Sucoff
Cary W. Sucoff, Director

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

March 29, 2011
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