Form 10-Q/A
period 2010-09-30
PREMIER ALLIANCE GROUP, INC.
filed 2012-01-19
CIK 1272550

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

EXPLANATORY NOTE

This Amendment No. 2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on November 15, 2010, is filed in response to comments from the Securities and Exchange Commission to amend Item 4T, Controls and Procedures and to add to the face of the respective financial statement for the respective periods that they have been restated.   This Amendment has no effect on our cash flows or liquidity, nor effects our financial position at the end of the respective restated periods.

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

PART I
FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

PREMIER ALLIANCE GROUP, INC.
BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS	(Restated)

CURRENT ASSETS:
Cash	$505,168	$-
Accounts receivable	2,454,925	1,121,186
Marketable securities	28,326	30,918
Deferred income taxes	31,000	15,000
Prepaid expenses	150,833	37,216

Total current assets	3,170,252	1,204,320

PROPERTY AND EQUIPMENT - at cost less
accumulated depreciation	51,092	11,728

OTHER ASSETS:
Goodwill	3,193,553	1,450,578
Intangible assets - net	233,697	79,800
Investment in equity-method investee	181,767	190,432
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers’ life insurance	371,427	370,032
Deferred income taxes	29,000	46,000
Loan Fees - net	28,852	0
Deposits and other assets	16,308	6,100

	4,154,604	2,242,942

	$7,375,948	$3,458,990

See Notes to Financial Statements

	(Unaudited)
	September 30,	December 31,
	2010	2009
	(Restated)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable	$626,000	$211,000
Current portion of long-term debt	550,111	133,152
Accounts payable	586,488	320,027
Accrued expenses	803,499	384,990
Income taxes payable	20,135	33,086

Total current liabilities	2,586,233	1,082,255

LONG-TERM DEBT	158,482	114,606

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Class A convertible preferred stock, $.001
par value, 5,000,000 shares authorized,
18,090 Pref A shares issued and Outstanding,	18	561
Class B convertible preferred stock, $.001
par value, 2,000,000 shares authorized,
1,040,000 Pref B shares issued and Outstanding	1,040
Common stock, $.001 par value, 45,000,000
shares authorized, 7,949,902 shares
issued and outstanding	7,949	6,072
Additional paid-in capital	6,022,298	3,414,635
Accumulated deficit	(1,400,072)	(1,159,139)

	4,631,233	2,262,129

	$7,375,948	$3,458,990

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010	Sept 30, 2009
	(Restated)		(Restated)
NET REVENUE	$4,779,321	$2,134,719	$11,626,607	$6,620,738
OPERATING EXPENSES:
Cost of revenues	3,582,664	1,538,907	8,941,687	4,850,285
Selling, general and administrative	1,055,785	510,668	2,510,489	1,550,749
Depreciation	3,188	1,104	6,198	4,232
Total operating expenses	4,641,637	2,050,679	11,458,374	6,405,266
INCOME FROM OPERATIONS	137,684	84,040	168,233	215,472

OTHER (EXPENSE) INCOME:
Interest expense, net	(72,889)	(996)	(110,802)	(7,232)
Gain (loss) on marketable securities	(1,185)	40	(2,593)	11,932
Officers’ life insurance	36,497	57,646	1,395	65,990
Equity in net (loss) income of
equity-method investee	(498)	(1,774)	(8,665)	346
Other income	2,400	0	4,875	2,400
Total other (expense) income	(35,675)	54,916	(115,790)	73,436

NET INCOME (LOSS) BEFORE INCOME TAXES	102,009	138,956	52,443	288,908
INCOME TAX EXPENSE	(16,796)	(31,807)	(19,714)	(87,702)

NET INCOME (LOSS)	85,213	107,149	32,729	201,206
PREFERRED STOCK DIVIDENDS EARNED	-	-	-	-
DEEMED DIVIDEND ON PREFERRED STOCK	(13,434)	-	(273,663)	-
NET INCOME (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS	$71,779	$107,149	$(240,934)	$201,206
Net income (loss) income per share
Basic	$0.01	$0.02	$(0.03)	$0.03
Diluted	$0.01	$0.02	$(0.03)	$0.03
Weighted average number of shares
Basic	6,949,359	5,897,836	7,579,984	5,878,018
Diluted	8,162,408	6,458,582	7,579,984	6,438,764

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

The company has restated the Statement of Operations for the three and nine months ended September 30, 2010 to record deemed dividends to preferred stockholders of $13,434 and $273,663, respectively.  For the three months ended September 30, 2010, this changed reported net income available to common stockholders from $85,213 to $71,779and for the nine months ended September 30, 2010, this changed reported net income available to common stockholders from $32,729 to a net loss available to common stockholders of $240,934 and earnings per share from $.01 to ($.03).  Also, fully diluted shares outstanding were adjusted from 8,746,120 as previously reported to 7,579,984 since the net loss created anti-dilution.  The company also restated the Balance Sheet as of September 30, 2010 to reflect the resulting reclassification between Additional Paid-in Capital and Accumulated Deficit by the deemed dividend amount of $273,663.  The company restated pro forma net loss per share for the nine months ended September 30, 2010 in footnote 4 from $(0.0) to a loss of $(.04) as a result of the deemed dividend. This restatement has no effect on our cash flows or liquidity, nor effects our financial position at the end of the respective restated periods.

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

Net income for the three months ended in September 30, 2010, was $85,213 or $.01 per diluted share when accounting for the deemed dividend on preferred stock of $13,434, compared with net income of $107,149 for the same period in 2009, or $.02 per diluted share. For the 2010 year-to-date period net income was $32,729 or ($.03) per diluted share when accounting for the deemed dividend on preferred stock of $273,663, compared to net income of $201,206 or $.03 for the 2009 year-to-date period.

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