Form 10-Q/A
period 2011-06-30
PREMIER ALLIANCE GROUP, INC.
filed 2012-01-19
CIK 1272550

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

EXPLANATORY NOTE

This Amendment No. 2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on August 15, 2011, is being filed in response to comments from the Securities and Exchange Commission to amend Item 4, Controls and Procedures and to add to the face of the respective financial statement for the respective periods that they have been restated.  This Amendment  has no effect on our cash flows or liquidity, nor effects our financial position at the end of the respective restated periods.

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

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)
	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
		(Restated)		(Restated)
NET REVENUE	$4,213,681	$3,971,927	$9,047,451	$6,847,286
OPERATING EXPENSES:
Cost of revenues	3,065,949	3,082,290	6,753,065	5,359,023
Selling, general and administrative	1,512,808	843,312	2,913,892	1,454,704
Depreciation	6,311	1,818	12,075	3,010
Total operating expenses	4,585,068	3,927,420	9,679,032	6,816,737
INCOME (LOSS) FROM OPERATIONS	(371,387)	44,507	(631,581)	30,549

OTHER (EXPENSE) INCOME:
Interest expense, net	(33,589)	(35,085)	(105,895)	(37,913)
Loss on extinguishment	(80,316)	0	(80,316)	0
Officers’ life insurance	(10,458)	(52,182)	7,915	(35,101)
Equity in net (loss) income of
equity-method investee	(2,884)	(94)	(3,601)	(8,167)
Derivative (expense) income	(516,876)	0	(117,549)	0
Other income	954	(1,763)	3,514	1,066
Total other (expense) income	(643,169)	(89,124)	(295,932)	(80,115)

NET INCOME (LOSS)BEFORE INCOME TAXES	(1,014,556)	(44,617)	(927,513)	(49,566)
INCOME TAX BENEFIT (EXPENSE)	348,344	(13,916)	312,752	(2,918)

NET INCOME (LOSS)	(666,212)	(58,533)	(614,761)	(52,484)
PREFERRED STOCK DIVIDENDS	0	0	(44,429)	0
DEEMED DIVIDEND ON PREFERRED STOCK	0	(260,229)	(1,665,292)	(260,229)
NET INCOME (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS	$(666,212)	$(318,762)	$(2,324,482)	$(312,713)
Net income (loss) income per share
Basic	$(0.08)	$(0.05)	$(0.29)	$(0.04)
Diluted	$(0.08)	$(0.05)	$(0.29)	$(0.04)
Weighted average number of shares
Basic	8,041,618	6,628,820	8,005,009	7,111,009
Diluted	8,041,618	6,628,820	8,005,009	7,111,009

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

Net Loss for the three months ended in June 30, 2011, was $666,200 or ($.08) per diluted share, compared with a net loss of $58,500 for the same period in 2010, or ($.05) per diluted share when accounting for the deemed dividend on preferred stock of $260,229. For the 2011 year-to-date period, net loss was $614,800 compared to net loss of $52,500 for the 2010 year-to-date period.

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

Item 4T. Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the" Exchange Act"), the Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report in reaching a reasonable level of assurance that the information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that such information is accumulated and communicated to this company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.   It has been determined that deemed dividends on preferred stock were not recorded in the proper interim period in 2010, thus requiring restatement of previously issued financial statements.  In light of the weakness in internal controls over financial reporting giving rise to this error, the CEO and Principal Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report.

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