Form 10-K/A
period 2010-12-31
PREMIER ALLIANCE GROUP, INC.
filed 2012-01-20
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”), as filed with the Securities and Exchange Commission on March 31, 2011, is being filed in response to comments from the Securities and Exchange Commission, to add an additional footnote (Note 20) to the audited financial statements to outline the effect of a correction of an error in previously reported interim financial statements during 2010 and amend Item 9, Controls and Procedures.  This Amendment has no effect on our operations, cash flows or liquidity, nor effects our financial position as stated in the Form 10-K.

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

PIMO – Fiscal Year Ending December 31, 2010	High $	Low $
Quarter Ended
March 31, 2010	1.01	0.66
June 30, 2010	1.00	0.65
September 30, 2010	1.00	0.70
December 31, 2010	1.00	0.52

PIMO – Fiscal Year Ending December 31, 2009	High $	Low $
Quarter Ended
March 31, 2009	0.46	0.15
June 30, 2009	0.65	0.30
September 30, 2009	1.01	0.55
December 31, 2009	1.01	0.70

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, in light of the weakness in internal controls over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2010.

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

During the preparation of the Annual Report on Form 10-K, the management at that time discovered that it had to record deemed dividends on preferred stock to give effect for the embedded beneficial conversion feature as required by EITF Issue 98-5, Paragraph 8, in the amount of $272,663.  This amount was properly recorded in the annual financial statements for the year ended December 31, 2010.  However, this amount was recorded in its entirety in the fourth quarter of 2010, while $260,229 and $13,434 should have been recorded in the interim financial statements for the quarters ended June 30, 2010 and September 30, 2010, respectively.

At this time, management should have disclosed this fact in the Annual Report on Form 10-K in accordance with ASC 250-10-50-7 and ASC 250-10-50-8 – Correction of an Error in Previously Issued Financial Statements.  Management did not make this disclosure at the time. This required disclosure has now been added to this Amendment # 2 to Form 10-K in Footnote 20 to the Notes to Financial Statements. This non-disclosure in the interim periods ended June 30, 2010, September 30, 2010 and the Annual Report for the year ended December 31, 2010 was a breakdown by management in accordance with its procedures outlined in subparagraph (f) in paragraph 2 immediately above.

Based on this evaluation, we determined that deemed dividends on preferred stock were not recorded in the proper interim period financial statements, thus requiring restatement of previously issued financial statements.  Therefore, our management, with the participation of the President, concluded that as of December 31, 2010 our internal control over financial reporting was not effective and did not provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles

The Company and its management have carefully evaluated this occurrence, the weakness in internal controls over financial reporting, it’s underlying cause and has taken the following actions to enhance its internal controls over financial reporting to prevent such an event from reoccurring:

1.
Prior to October 24, 2011, Mark Elliott, the President and CEO had been serving the Company as its CEO, Principal Financial Officer and Principal Accounting Officer.  On October 24, 2011, the Company hired a full time Chief Financial Officer, fully segregating these roles and responsibilities.

2.
The new Chief Financial Officer is a licensed CPA and has substantial experience in SEC financial reporting and compliance with both ’33 and ’34 Act requirements.  He has already assumed a leadership role in the financial reporting and internal controls arena which will enhance the Company’s ICFR.

3.
In addition, in May of 2011, the Company hired a full time Controller who is also a licensed CPA and CISA and is well versed in internal accounting controls and procedures and enforcing those controls throughout our staff and providing timely information to the CFO and CEO.  Effective October 2011, his responsibilities were expanded to assist with financial reporting.

4.
The Company has also reviewed the work flow surrounding its monthly, quarterly and annual financial reporting to ensure that all reviews by appropriate parties are timely and that any edits or comments by any reviewing party get re-circulated back to the entire appropriate working group.

5.
The Company has also increased its internal resources by obtaining a complete subscription to Thompson Reuters online research service providing for a depth and breadth of accounting (full ASC codification), SEC reporting, Regulation S-X and S-K resources, including complete quarterly and annual disclosure checklists.

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

PREMIER ALLIANCE GROUP, INC.

Date: January 20, 2012	By:	/s/ Mark S. Elliott
Mark S. Elliott, President, Chief Executive Officer

Date: January 20, 2012	By:	/s/ Larry W. Brumfield
Larry W. Brumfield, Chief Financial Officer and
Principal Accounting Officer

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: January 20, 2012	By:	/s/ Mark S. Elliott
Mark S. Elliott, President, Chief Executive Officer, Director

Date: January 20, 2012	By:	/s/ Kevin T. Carnahan
Kevin T. Carnahan, Director

Date: January 20, 2012	By:	/s/ Patrick J. Kolenik
Patrick J. Kolenik, Director

Date: January 20, 2012	By:	/s/ Gregory C. Morris
Gregory C. Morris, Director

Date: January 20, 2012	By:	/s/ Isaac Blech
Isaac Blech, Director

Date: January 20, 2012	By:	/s/ Stephen W. Yarbrough
Stephen W. Yarbrough, Director

Date: January 20, 2012	By:	/s/ Cary W. Sucoff
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

March 29, 2011, except for Note 20
which is as of January 19, 2012
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

(F23)

Note 20 – Correction of Previously Issued Interim Financial Statements

The Company recorded a deemed dividend on preferred stock for the year ended December 31, 2010 in the amount of $273,663 (See Note 11).  This amount was recorded in the fourth quarter of 2010; however, $260,229 and $13,434 was incurred in the three months ended June 30, 2010 and September 30, 2010, respectively.  The following outlines the original amounts reported in each quarter and the restated amounts for each line item affected in accordance with ASC 250-10-50-8 – Correction of an Error in Previously Issued Financial Statements.

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010		Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

Deemed dividend on preferred stock	$0	$(260,229)	$0	$(260,229)	$0	$(13,434)	$0	$(273,663)
Net income (loss) available to common stockholders	$(58,533)	$(318,762)	$(52,484)	$(312,713)	$85,213	$71,779	$32,729	$(240,934)
Net income (loss) per share:
Basic	$(0.01)	$(0.05)	$(0.01)	$(0.04)	$0.01	$0.01	$0.01	$(0.03)
Fully diluted	$(0.01)	$(0.05)	$(0.01)	$(0.04)	$0.01	$0.01	$0.01	$(0.03)

Additional paid-in capital	-----	-----	$5,090,235	$5,350,464	-----	-----	$5,748,635	$6,022,298
Accumulated deficit	-----	-----	$(1,211,623)	$(1,471,852)	-----	-----	$(1,126,409)	$(1,400,072)

(F24)