Form 10-K
period 2011-12-31
PREMIER ALLIANCE GROUP, INC.
filed 2012-03-30
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

[ ] Yes [X] No

State issuer’s revenues for its most recent fiscal year (ended December 31, 2011): $17,946,089

On March 15, 2012, the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $8,400,642.

The total number of shares of Common Stock of the Registrant outstanding as of the latest practicable date, March 15, 2012, is 15,782,071.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) within 120 days of the end of the Company’s fiscal year ended December 31, 2011, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the SEC as part of this annual report on Form 10-K.

PREMIER ALLIANCE GROUP, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

GENERAL INFORMATION

Corporate Information

Premier was incorporated on January 5, 2000 as Continuum Group C Inc. under the laws of the State of Nevada. Prior to November 5, 2004 and since inception, Premier had not engaged in any business operations other than organizational activities; and other than issuing shares to stockholders, Premier never commenced operational activities. On that date, Premier consummated a share exchange agreement dated as of October 12, 2004, among Premier, Premier Alliance Group, Inc., a North Carolina corporation (‘‘North Carolina Premier’’), and the shareholders of North Carolina Premier. As a result, North Carolina Premier merged with Premier and the name was changed to Premier Alliance Group, Inc. In 2011, Premier was re-domiciled under the laws of the state of Delaware.

Overview

From 1995 until it merged with Premier, North Carolina Premier was a provider of information technology consulting services to businesses, primarily throughout the Southeast. The customer base includes businesses in the education, financial, healthcare, insurance, manufacturing, professional service, retail, textile, transportation, and utility industries, as well as governmental agencies. Upon consummation of the share exchange with the shareholders of North Carolina Premier, Premier acquired North Carolina Premier’s business by acquiring North Carolina Premier itself; on merging North Carolina Premier into Premier, and Premier started conducting that business.

Premier’s business consists of providing professional services (business and technology consulting focused services) to its customers. Premier’s services began a transformation in 2005 from a pure technology focus to a business consulting focus that can encompass technology impact and effort. Premier now provides 360˚ Intelligence Delivery, a holistic approach and view to customers’ business initiatives or problems. Premier does this by providing Knowledge Based Expertise that helps its customers drive key initiatives forward. Much of its expertise is focused on core areas of business processes used throughout the corporate world including: project management, business analysis, business consulting, and strategic consulting. Typical initiatives in which Premier provides solutions include compliance and regulatory, merger and acquisition, and business process reengineering efforts.

A typical Premier customer is an organization with complex business processes, large amounts of data to manage, and change driven by regulatory or market environments, or strategic, growth and profitability initiatives. Premier promotes its core services through its two delivery channels, namely, its Professional Services and Consulting divisions. These divisions operate as one from an accounting and overall management perspective; however they are differentiated from a marketing and customer presentation perspective only. Management reviews and oversees the divisions as one combined entity, utilizes resources across both areas, and makes operational assessments and plans together.

Advisory services are provided by Premier’s Knowledge Based Experts within its core areas of expertise: (a) Governance, Risk and Compliance (GRC), (b) Business Performance & Technology (BP&T) and (c) Finance & Accounting (F&A). Advisory engagements within this realm include: (a) GRC efforts with enterprise risk management, control and governance frameworks, internal audit services, regulatory and compliance efforts (ie, BASEL, SOX), (b) BP&T efforts with systems planning, organizational effectiveness, business process re-engineering, business intelligence, workflow analysis, and (c) F&A efforts with financial reporting and financial advisory services. Engagements are typically structured in a Statement of Work and can be billed on fixed fee / delivery based arrangements or on a time-and-materials basis for all work performed. Premier is focused on providing Knowledge Based Expertise (KBE) and because of the expertise involved and the complexity of a typical initiative, customers seeking such services from Premier typically engage Premier on strategic or high priority initiatives.

Consulting services are provided across a broad range of knowledge, skills and expertise including project management, systems implementation and architecture, information management, business intelligence, business expertise and analysis. Premier recruits, retains, manages, and provides to its clients skilled business, technical, financial and accounting expertise, which helps lead and train customers or supplement their knowledge requirements. Because of the expertise involved and the complexity of a typical initiative, many customers seeking such services from Premier commit to long-term engagements that are usually a minimum of 9 months in which Premier consultants work on site at customer facilities under the daily direction of the customer.

Acquisitions. In April 2010 Premier completed an asset purchase of Intronic Solutions Group LLC, a Kansas City, MO based organization. In September 2010 the Company completed a merger with Q5Group, Inc., a San Diego based organization. These transactions have all contributed to a broader customer base, added industry exposure, better geographic coverage, deeper professional services strengths, and more capabilities in the business development and fulfillment areas.

On March 5, 2012, the Company consummated its Agreement and Plan of Merger (“Merger Agreement”) with GreenHouse Holdings, Inc. (“GHH”).  GHH is a provider of energy efficiency and sustainable facilities services and solutions. GHH audits, designs, engineers and installs solutions and technologies that enable its clients to reduce their energy costs and carbon footprint. GHH has two business segments, energy efficiency solutions (‘‘EES’’) and sustainable facilities solutions (‘‘SFS’’). GHH is focused on industrial, commercial, government and military markets in the United States and abroad and has “past performance” status with the Department of Defense. Substantially all of GHH’s revenue has historically come from its EES business segment to this point. GHH will operate as the “Solutions” segment of Premier, as described below under “GreenHouse Holdings, Inc. Business Overview”.

In the recent past, Premier has made several acquisitions seeking to expand the scope of its business and achieve growth in revenues and profitability. As a strategic advisory and consulting services firm, its task is to have the capability to help customers deal with external change driven by regulatory or market environments or internal change driven by strategic, growth, and profitability initiatives. To compete more effectively, part of the strategic growth plan for Premier is to identify target firms that expand or enhance the 360° Intelligence Delivery capability. To do this Premier must have the knowledge, history, and experience, Knowledge Based Expertise, as it believes this will be a key to continued growth and opportunity. Premier has focused on expanding its Knowledge Based Expertise in targeted industry sectors which include the energy, health and federal government sectors as well as by enhancing or expanding practice areas which include business process/analysis, risk and compliance, business intelligence, and program management. Premier believes that the GHH business will significantly add to Premier’s expertise in the energy and engineering sectors will offer the opportunity for substantial growth in different but complementary areas. Greenhouse is positioned in a market as a leader regarding strategic direction and approach as it relates to energy use. Greenhouse has skills that complement Premier including: audit capabilities in the energy sector, project management, program management, and engineering capability. With a past acquisition and Premier’s current focus on the southern California market, GHH could expand Premier’s current presence and help Premier establish a stronger foothold in this target market while expanding capability.

The Agreement and Plan of Merger provided for the issuance of Premier shares to GHH stockholders, in a tax free reorganization, of 40% of the shares of the combined Company, calculated on the basis of the fully diluted Premier common stock (excluding Premier options and warrants) after issuance of the same was used, subject to contractual adjustments in the Agreement and Plan of Merger.  These contractual adjustments in the Agreement and Plan of Merger, as outlined below, resulted in a substantial reduction of such 40%. As part of the 40%, 1,331,188 shares (the “Escrow Shares”), which otherwise would be delivered to the controlling shareholders of GHH, and certain officers and directors, will instead be delivered to an escrow agent, to be delivered at a later date upon the achievement of certain revenue goals and the satisfaction of certain indemnification obligations. If the Escrow Shares are issued, GHH stockholders will own 30.2% of the combined company.

If such shares are not issued, GHH stockholders will own 26.0% of the combined company. Premier holds GHH convertible debt and deducted the Premier shares allocable to the conversion of such debt from such 40% amount. The following debt existing on the Closing of the Merger: (a) accounts payable 60 days or older; (b) the $500,000 convertible Note, plus accrued interest, (c) advances from Premier to GHH for transaction expenses (the $140,000 convertible Note – amended February 9, 2012 to provide for borrowings up to $200,000, plus accrued interest), and

(d) project financing from Premier to GHH (the $300,000 convertible Note, plus accrued interest) will be deemed to be the equivalent of that number of shares of GHH common stock derived by dividing the same by 70% of the volume weighted average price of GHH common stock for the 20 days prior to the Closing Date, and the number of shares of Premier common stock into which the same would have been converted on the merger shall was deducted from the 40% figure discussed above.

The following table illustrates the calculation of the number of Premier shares issued to GHH stockholders in connection with the consummation of the acquisition:

Number of Premier Shares Issued
Premier Shares at 40% of the Fully Diluted Premier Common Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(a)	10,966,121
Less: Premier Deemed Ownership of GHH stock, then Premier stock, based on GHH indebtedness to Premier, GHH accounts payable greater than 60 days and other GHH indebtedness assumed by Premier	(b)	(3,851,639)
Net Shares Issued to GHH Stockholders . . . . .	(c)	7,114,482
GHH Common Stock Outstanding at March 5, 2012 – Date of Closing	(d)	50,983,485
Exchange Ratio [ (c) / (d) ]	(e)	0.13954156
________________________________________________________
(a) As defined in the Agreement and Plan of Merger, common stock of Premier representing 40% of the fully diluted Premier common stock (excluding Premier options and warrants) after issuance of same		16,449,181	60%
Starting point for calculation @ 40%		10,966,121	40%

(b) The Agreement of Plan and Merger provided that all indebtedness to Premier (the $500,000 convertible Note, plus accrued interest, the $300,000 project financing convertible Note, plus accrued interest and the $140,000 transaction expenses convertible Note, plus accrued interest – amended February 9, 2012 to allow borrowings up to $200,000), along with GHH accounts payable over 60 days, and other certain GHH indebtedness) outstanding at the date of the merger to be deemed to be the equivalent to that number of GHH common stock derived by dividing the same by 70% of the volume weighted average price (“VWAP”) of GHH common stock for the 20 days prior to the Closing Date. The 20 day VWAP up to the date of Closing was $0.09357852, and 70% was $0.06550496.

(c) Includes 1,331,188 shares, issued to certain GHH affiliates. If such shares are issued, GHH stockholders will own 30.2% of the combined company. If such shares are not issued, GHH stockholders will own 26.0% of the combined company.

(e) This represents the Exchange Ratio or the number of shares of Premier shares each GHH stockholder will receive for each GHH share held immediately prior to Closing.

GreenHouse Holdings, Inc. Business Overview

As aforementioned, GreenHouse Holdings, Inc., a wholly owned subsidiary, will operate as the Solutions division of Premier, and will have two “vertical operations” consisting of Energy and Sustainable Infrastructure. The Solutions division will have a primary focus on energy related projects. With Automated Demand Response and Demand Side Management expected to be a $20 billion market before 2020, the Solutions division is strategically positioned to take advantage of this growing industry. The energy efficiency and alternative energy markets are also experiencing significant growth and have not focused just in the commercial sector, but also have become a focus of military leaders looking for cost savings and revenue generation from these projects as a part of the Federal Leadership in Environmental, Energy and Economic Performance Act executed by the President.  While the Solutions division will have a primary focus on energy projects, it is anticipated that some of its legacy projects will fall under the Sustainable Infrastructure vertical. Future business development will focus on the growth in energy sector.

Energy

Commercial and Industrial Automated Demand Response, Demand Side Management, Energy Efficiency, Controls Automation and Alternative Energy

▪	Support local utilities as a lead service provider for program management, installation and auditing
▪
Expansion of the program into new regions as related incentive programs are launched and investigate joint ventures with national organizations. Target utilities include Pacific Gas and Electric, San Diego Gas and Electric, Duke/Progress and Con Edison

▪	Strive to achieve becoming a “one stop shop” for all things efficiency, making a direct cost saving or revenue generating impact on the client’s bottom line.
▪	Continue to expand role as program management and installation provider to other energy companies and aggregators.
▪
Cross selling of consulting services to existing and potential commercial, industrial and utility customers. Offer services in support of all three “legs” of the utility stool: i) demand side of the meter, ii) production side of the meter, and, iii) Operations, Finance & Accounting, Business Process & Technology, and Governance, Risk and Compliance

Department of Defense - Automated Demand Response, Demand Side Management, Energy Efficiency, Controls Automation and Alternative Energy

▪	Fully integrated Military Base energy audits in conjunction with local utilities
▪	Military base energy security program and war gaming.
▪	Alternative energy projects to meet 2020 demands
▪	Energy efficiency projects to meet 2020 demands
▪	Smart range energy efficiency systems
▪	Public utility program management
▪	Uploading all energy services to the General Services Administration (GSA)

Engineering Procurement and Construction (EPC) of major Alternative Energy Projects

▪	US Government has set aside five million acres of land for the development of alternative energy projects, including, solar, wind and biomass burners
▪	State governments are making a push toward alternative energy production (ie, Vermont with 90% of the state’s energy production set to be alternative energy by 2050)
▪	Substantial growth opportunities in this industry in developing nations, where GHH is uniquely experienced in doing business in austere regions.

International Offering of Automated Demand Response, Demand Side Management, Energy Efficiency, Controls Automation and Alternative Energy

▪	GHH offers consulting, program management, installation and development of all services to international clients through strategic partnerships

Sustainable Infrastructure

Life Protection Inc. (LPI) – a subsidiary of GHH

▪
Legacy Projects consist of Ghana Orphanage and Florida Training Facility, Fort Benning, Pendleton Bomb Observation booth and a backlog of business development including Dominican Republic Border Security Initiative and other projects.

▪	LPI holds relevant past performance in the Department of Defense (DOD) market
▪	Capable of providing sustainable infrastructure products and services to the appropriate GSA Schedules

GreenHouse Soluciones, S.A.

•	Deliver all automated demand response, demand side management, energy efficiency, controls automation and alternative energy as product offerings to the Mexican market.

Other Developments.

On January 1, 2011, the Company purchased business from an individual (“ERMS”) and accounted for the transaction under the acquisition method.  In consideration of the purchase, the Company agreed to pay (a) the sum of $90,000 in cash, and (b) 164,384 stock options with an exercise price of $1.00 issued over two years and maturing in ten years.  The Company paid $60,000 and delivered 82,192 options upon closing.

Additional consideration was to be paid on January 15, 2012, subject to certain conditions, as follows: If the purchased Unit of Premier achieved $2,000,000 in gross revenue in 2011 and had a minimum gross margin of 30%, an additional 82,192 stock options and $30,000 of cash would be paid.  The Company also entered into employment agreements with the principal which included $20,000 for execution of a non-competition agreement.  The employment agreements contain cash and stock option bonuses, and stock option incentives based on achieving certain target revenues.  The estimated fair value of the total options to be issued in the deal of $23,554 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 4.13 percent, an estimated volatility of 8.3 percent and no dividend yield.  The total present value of all consideration expected to be paid as part of this agreement was $112,400 and has been recorded as a customer relationship intangible asset to be amortized over its expected useful life of four years.  The Company analyzed the carrying value of the customer relationship intangible asset compared to its fair value at December 31, 2011 and determined that no impairment exists.  On February 10, 2012, the Company amended the above Agreement with ERMS providing that the additional 82,192 in stock options and the additional payment of $30,000 can be made in cash, stock or stock options at the Company’s discretion by February 10, 2013, if the ERMS business reporting unit gross revenue is equal to or greater than $2,000,000 and gross margin is at least 30% for the 2012 calendar year.

On March 3, 2011 Premier closed an agreement to issue and sell to two accredited investors an aggregate of 2,380,952 shares of our newly designated 7% $2.10 Series C Preferred Stock and 7,142,856 warrants to purchase common stock. The warrants are exercisable during the five-year period commencing on the date of issuance at $0.77 per share. Based on the purchase price of $5,000,000, the Company received gross proceeds of $5,000,000, paid cash commissions totaling $650,000, and issued 714,285 warrants, for net cash proceeds of $4,215,065. Premier targeted these proceeds for the sole purpose of strategic acquisitions.

Strategy

Premier’s core consulting business focus is to provide subject matter expertise through its consulting team in a variety of ways that continue to help its clients navigate the changing business climate they must deal with. Premier’s approach is built 100% around its people — it is about knowledge, expertise and execution. Premier has a focus on building its knowledge practices with talent in core areas and industries it feels offer opportunity including: compliance/regulatory, business performance and process, finance, and in life science, energy, government and health sectors. Premier’s recruiting and sales organization work with customers closely — a consultative approach — to understand the business direction, initiatives or issues they are dealing with. The Company’s goal is to provide industry expertise as well as in our core disciplines to allow for successful efforts.

Premier’s typical customers have historically been Fortune 500 companies (including AIG, Lincoln Financial Group, Duke Power, Bank of America, and Wells Fargo), and they continually seek expertise and knowledge in areas such as project management, business consulting, and business analysis. With Premier’s recent acquisitions, Premier is better positioned to service emerging business and mid-market arena, especially as it relates to life sciences, biotech and technology focused companies.

In delivering its services, Premier has five key functional areas or groups that ensure delivery and support our Professional Services and Consulting divisions:

(a)   Talent Acquisition — sources and identifies the business and consulting staff we hire;

(b)   Business Development — works with Premier’s customers in a consultative approach to identify opportunities where we can assist and provide our services; (c) Operations — provides the day to day support of the consulting staff in the field as well as all back office functions (HR, finance);

(c)   Practice Areas — Premier’s knowledge based experts, works with customers on strategic and complex issues

(d)   Consultants — these are Premier’s knowledge based experts and professionals that deliver consulting services to our customers.

(e)    Operations – provides back office support and capability for the enterprise, including finance, HR and financial reporting.

Talent Acquisition

Premier’s success depends on its ability to hire and retain qualified employees. Premier’s recruiting team contacts prospective employment candidates by telephone, through postings on the internet, and by means of our internal recruiting software and databases. For internet postings, Premier maintains its own web page at www.premieralliance.com and uses other internet job-posting bulletin board services as well as professional and social networking sites. Premier uses a sophisticated computer application as its central repository to track applicants’ information, manage skills verification, background checks, etc. and then match them with potential customer opportunities. Premier only hires candidates after they have gone through a rigorous qualification process involving multiple interviews and screening.

Market Development and Service Leaders

Premier’s market development team and Service Leaders are its primary interface with the customer, prior to delivery of services. They develop and maintain business relationships by building knowledge on Premier’s client businesses, technical environments and strategic direction. Premier’s market development team and Service Leaders use the same central repository system as recruiting, this links recruiter information with customer information to manage the process efficiently and effectively.

Operations

Premier’s operations team encompasses several core functions within Premier (human resources (‘‘HR’’) and finance (‘‘Finance’’)). Encompassed in HR is our employee relations function, this provides primary support and service for our consultants on a daily basis, which is critical. This support ensures regular interaction and information sharing leading to quality services, better retention, and successful delivery to Premier’s clients. Within HR Premier has the standard human resource functions (benefit administration, payroll, background processing). Finance provides all financial processing — billing, AP, AR, and SEC reporting.  This operations team has already integrated the “back office” support functions of all GHH companies. Our goal is to centralize all operations functions for all M&A activity.

Competition

The market for professional services is highly competitive. It is also highly fragmented, with many providers and no single competitor maintaining clear market leadership. Premier’s competition varies by location, type of service provided, and the customer to whom services are provided. Premier’ competitors fall into four categories: large national or international service firms; software vendors and suppliers of packaged software systems; small regional consulting firms, and internal technology staff at customers and potential customers.

Contracts

When servicing customers, Premier typically signs master contracts for a one to three year period. The contracts typically set rules of engagement and can include pricing guidelines. The contracts manage the relationship and are not indicators of guaranteed work. Individual contracts are put in place (under the master agreement) for each consultant or team assigned to the client site and cover logistics of length of contract, bill information and deliverables for the particular assignment. In most cases contracts can be terminated with a notice of 10 to 30 days.

Employees

As of March 7, 2012, Premier employed a total of 153 persons, as follows: 7 executive employees, 125 consultants and 21 administrative and operations personnel. Premier believes its employee relations are good.

ITEM 1A.                      RISK FACTORS

Premier is subject to various risks that may materially harm the Company’s business, financial condition and results of operations. If any of these risks or uncertainties actually occurs, the trading price of our common stock could decline and you could lose all or part of your investment.

 Risks Related to Our Business and Industry

A decline in the price of, or demand for, any of the core business consulting and solution services, would seriously harm our revenues and operating margins.

Premier’s business consulting and business solutions accounted for substantially all of our revenues in 2011. The Company anticipates that revenue from the business consulting and solution services will continue to constitute a substantial portion of our revenues for the foreseeable future, even in light of the GHH acquisition. Consequently, a decline in the price of, or demand for, business consulting and solution services would seriously harm our business.  We do however anticipate generating revenues from our acquisition of GHH and the Solutions division described above.

A significant portion of Premier’s business consulting business revenues depend on a relatively small number of large customers.  If any of these customers decide they will no longer use our services, revenues will decrease and financial performance will be severely impacted.

To date, the Company has received a significant portion of revenues from large sales to a small number of customers. During 2011, five of Premier’s largest customers, Duke Energy, Bank of America, Ally Bank/GMAC Financial Services, Wells Fargo and Charlotte Mecklenburg Board of Education together comprised approximately 52% of our total annual revenues. Premier’s operating results may be harmed if the Company is not able to complete one or more substantial sales to any large customers or is unable to collect accounts receivable from any of the large customers in any future period.

Intense competition in our target market could impair our ability to grow and to achieve profitability.  If Premier does not grow, the Company’s competitive ability will be severely restricted, which would decrease profitability.

The Company’s competitors vary in size and in the scope and breadth of the products and services they offer. Premier’s competitors include Deloitte, Comsys, North Highland, Accenture, CIBER as well as other national firms and a number of smaller regional firms. Many of competitors have longer operating histories, substantially greater financial, technical, marketing, or other resources, or greater name recognition than Premier. The Company’s competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Increased competition is likely to result in price reductions, reduced gross margins, and loss of market share, any one of which could seriously harm Premier’s business.

Premier’s lengthy sales cycle could cause delays in revenue growth, which could make it more difficult to achieve the Company’s growth objectives.

The period between initial contact with a potential customer and that customer’s purchase of services is often long.  A customer’s decision to purchase services involves a significant allocation of resources on the Company’s part, is influenced by a customer’s budgetary cycles, and in many instances involves a preferred-vendor process. To successfully sell Premier’s services, generally the Company must educate the potential customers regarding the uses and benefits of Premier’s services, which can require significant time and resources. Many potential customers are large enterprises that generally take longer to designate preferred vendors; the typical sales cycle in connection with becoming an approved vendor has been approximately six to 12 months. Delay or failure to complete sales in a particular quarter could reduce revenues in that quarter, as well as subsequent quarters over which revenues for the sale would likely be recognized. If the sales cycle unexpectedly lengthens in general or for one or more large orders, it would adversely affect the timing of revenues and revenue growth. If the Company were to experience a delay of several weeks on a large order, it could harm the Company’s ability to meet forecasts for a given quarter.

The Company may not be able to secure necessary funding in the future and may be forced to curtail planned growth, which would slow or stop the ability to grow, increase revenues, and achieve profitability.

For Premier’s business to grow, substantial working capital will be required. The Company believes that existing capital resources will be sufficient to meet capital requirements for the next twelve months, but if capital requirements increase materially from those currently planned, additional financing may be required sooner than anticipated. If the Company raises additional funds by issuing equity securities, the percentage of our Company owned by our current shareholders would be reduced, and those equity securities may have rights that are senior to those of the holders of Premier’s currently outstanding securities. Additional financing may not be available when needed on favorable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be forced to curtail planned growth, and Premier may be unable to develop or enhance planned products and services, take advantage of future opportunities, or respond to competitive pressures.

There are risks associated with acquisitions.

An integral part of the Company’s growth strategy is evaluating and, from time to time, consummating acquisitions and strategic transactions. These transactions involve a number of risks and present financial, managerial and operational challenges, including: diversion of management’s attention from running the existing business; increased expenses, including legal, administrative and compensation expenses resulting from newly hired employees; increased costs to integrate personnel, customer base and business practices of the acquired company; adverse effects on reported operating results due to possible write-down of goodwill associated with acquisitions; and dilution to stockholders to the extent of issuance of securities in the transaction.

The Company’s executive officers and directors will be able to exert significant influence over the Company to the detriment of minority shareholders, which will limit Premier’s shareholders’ ability to influence the outcome of key decisions.

Our executive officers and directors collectively control approximately 35.1% of the shareholder vote of the Company. As a result, if they act together they will be able to influence management and affairs and all matters requiring shareholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing any change in control of our company and might affect the market price of the common stock.

Miriam Blech and Isaac Blech have substantial influence over the business, giving them the ability to exert influence over the Company to the detriment of minority shareholders, which will limit shareholders’ ability to influence the outcome of key decisions.

Miriam Blech currently controls approximately 14% of our outstanding voting capital stock, including 60% of our Series C preferred stock.  Isaac Blech currently controls approximately 15% of our outstanding voting capital stock, including 40% of our Series C preferred stock.  Together, Mr. and Mrs. Blech currently control approximately 29% of our outstanding voting capital stock, including 100% of our Series C preferred stock.  The holders of a majority of the shares of Series C preferred stock have the right to appoint four members and one observer to the Board of Directors.  In addition, the vote of a majority of the shares of the Series C preferred stock are required to approve, among other things, (i) any issuance of capital stock which is senior to or pari passu with the Series C preferred stock; (ii) any issuance of additional shares of preferred stock; (iii) any dividends or payments on outstanding securities; (iv) any liquidation or winding up activities of the company, (v) any change in control or change in the nature of the Company’s business, and (vi) any amendment to the articles of incorporation, by-laws or other governing documents that would result in an adverse change to the rights, preferences, or privileges of the Series C preferred stock.  Accordingly, Mr. And Mrs. Blech have substantial control over the business and may decide the outcome of matters submitted to our stockholders for approval, including mergers (other than strategic mergers), consolidations and the sale of all or substantially all of the Company’s assets, and can also prevent or cause a change in control. The interests of Mr. and Mrs. Blech may differ from the interests of other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire Premier because of this concentration of ownership.

Risks Related to Premier Stock

The market for the Company’s common stock is limited.

Premier’s common stock is thinly-traded and any recently reported sales price may not be a true market-based valuation of our common stock. There can be no assurance that an active market for our common stock will develop.  In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to operating performance.  Consequently, holders of shares of our common stock may not be able to liquidate their investment in our shares.

The Company’s preferred stock has liquidation preferences that may affect common stock holders.

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

The issuance of shares upon conversion of the preferred stock and exercise of outstanding warrants may cause immediate and substantial dilution to existing stockholders.

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

Premier’s common stock may be considered a “penny stock."

The SEC has adopted regulations that generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions.  This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell the Company’s common stock and may affect the ability of investors hereunder to sell their shares.  In addition, since Premier’s common stock is traded on the OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of the stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

There are risks associated with Premier stock trading on the OTC Bulletin Board rather than a national exchange.

There are significant consequences associated with the Company stock trading on the OTC Bulletin Board rather than a national exchange. The effects of not being able to list our securities on a national exchange include:

•	Limited release of the market prices of the Company’s securities;
•	Limited news coverage of Premier;
•	Limited interest by investors in the Company’s securities;
•	Volatility of Premier stock price due to low trading volume;
•	Increased difficulty in selling Premier’s securities in certain states due to “blue sky” restrictions;
•	Limited ability to issue additional securities or to secure financing.

The Company does not intend to pay cash dividends on its common stock. As a result, stockholders will benefit from an investment in the common stock only if it appreciates in value

Premier has never paid a cash dividend on its common stock, and does not plan to pay any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to finance operations and further expand and grow the business, including growth through acquisitions. As a result, the success of an investment in the Company’s common stock will depend upon any future appreciation in its value. The Company cannot assure you that the common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Risks Related to GHH

Changes in laws, regulations and policies that affect GHH’s business could adversely affect GHH’s financial results.

GHH’s business is subject to numerous laws, regulations and policies. Changes in the laws, regulations and policies, including the interpretation or enforcement thereof, that affect, or will affect, GHH’s business, including changes in the scope of regulation by the Food and Drug Administration or other regulatory agencies, accounting standards, tax laws and regulations, trade rules and customs regulations, and the outcome and expense of legal or regulatory proceedings, and any action GHH may take as a result could adversely affect GHH.

GHH is exposed to the risks of operating a subsidiary in Mexico

Adverse economic conditions in Mexico, significant fluctuations in the Mexican peso relative to the U.S. dollar, and political events in Mexico may adversely affect the financial condition and results of operations of GHH’s Mexican subsidiary, GH Soluciones, S. A.

GHH’s success depends, in part, on maintaining good relationships with GHH’s distribution channels.

GHH’s success depends, in part, on its maintaining satisfactory relationships with its distribution channels. GHH does not have long-term supply or distribution contracts. The vast majority of GHH’s sales are effected on a purchase order basis that requires GHH to meet expectations of delivery, quality and pricing of GHH’s products, at both the distribution channel level and at the level of the ultimate consumer who uses GHH’s products. If GHH fails to meet expected standards, its revenues would decline and this could result in a material adverse effect on its business.

If GHH is unable to recruit and retain qualified personnel, its business could be harmed.

GHH’s growth and success highly depend on qualified personnel. Accordingly, GHH is continually making recruits to retain skilled technical, engineering, sales, marketing, managerial, manufacturing, and administrative personnel. Competitions among the industry could cause it difficultly to recruit or retain a sufficient number of qualified technical personnel, which could harm GHH’s ability to develop new products or service customers. If GHH is unable to attract and retain necessary key talents, it will harm GHH’s ability to develop competitive product and keep good customers and could adversely affect GHH’s business.

Consumers might not adopt GHH’s alternative energy solutions.

The power generation solutions GHH provides are relatively new alternative energy means that consumers may not adopt at levels sufficient to grow this segment of GHH’s business. GHH cannot assure that consumers will choose to use its solutions at levels sufficient to sustain its business in this area. This development may be impacted by many factors, including:

• market acceptance of GHH’s products;
• the cost competitiveness of these systems;
• regulatory requirements; and
• the emergence of newer, more competitive technologies and products.

Loss of favorable tax benefits and other governmental incentives could substantially harm GHH’s operating margins.

A number of GHH’s products and services have been aided by federal tax incentives. Because alternative fuels have historically been more expensive to produce than diesel or petroleum fuel, the biofuels industry has depended on governmental incentives that have effectively brought the price of biofuels more in line with the price of diesel fuel to the end user. These incentives have supported a market for biofuels that might not exist without the incentives. Loss of these incentives may render some of GHH’s products unmarketable.

The decrease or lack of increase in the cost of energy generated by traditional sources may cause the demand for GHH’s services to decline.

Decreases in the costs associated with traditional sources of energy, such as prices for commodities like coal, oil and natural gas, will reduce demand for energy efficiency and renewable energy solutions. Technological progress in traditional forms of electricity generation or the discovery of large new deposits of traditional fuels could reduce the cost of electricity generated from those sources and as a consequence reduce the demand for GHH’s solutions. Any of these developments could have a material adverse effect on GHH’s business.
The failure of GHH’s subcontractors to properly and effectively perform their services could cause delays in the delivery of GHH’s energy efficiency solutions.

GHH’s success depends on its ability to provide quality, reliable energy efficiency solutions in a timely manner, which in part requires the proper removal and installation of lighting, mechanical and electrical systems and other products by GHH’s contractors and subcontractors upon which we depend. A significant portion of GHH’s energy efficiency solutions are installed by contractors or subcontractors. Any delays, malfunctions, inefficiencies or interruptions in GHH’s energy efficiency solutions caused by improper installation could cause it to have difficulty retaining current clients and attracting new clients. Such delays could also result in additional costs that could affect the profit margin of GHH’s projects. In addition, GHH’s brand, reputation and growth could be negatively impacted.

ITEM 2.                      PROPERTY.

The Company’s practice is to lease commercial office space for all of our offices. Premier’s headquarters are located in a modern four-story building in Charlotte, North Carolina. As of December 31, 2011, the Company leases approximately 7,036 square feet of space at that location, under a lease that will expire in August 2012.

In addition Premier has offices in:

1.	Winston Salem, North Carolina - lease approximately 2,000 square feet, under a lease that will expire in January 2013.

2.	Kansas City, Missouri – lease approximately 1,400 square feet, under a lease that will expire in April 30, 2012.

3.	San Diego, California – lease approximately 2,175 square feet, under a lease that will expire in December 31, 2012

4.	Los Angeles, California – lease approximately 1,851 square feet, under a lease that will expire in March 31, 2015.

Most of these facilities serve as sales and support offices and vary in size, depending on the number of people employed at that office. The lease terms vary from periods of less than a year to three years and generally have flexible renewal options. The Company believes that our existing facilities are adequate to meet our current needs.

ITEM 3.                      LEGAL PROCEEDINGS.

As of December 31, 2011, and as of the date of this filing, the Company is not a party to any actual, pending or threatened legal proceeding that management believes could have a material impact to the Company.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market information.    Premier’s common stock is traded on the OTC Bulletin Board (‘‘OTCBB’’) under the symbol ‘‘PIMO.’’ The following table sets forth the range of high and low bid prices for the common stock for each of the periods indicated as reported by the OTCBB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

PIMO – Fiscal Year Ending December 31, 2011:	High $	Low $
Quarter Ended
March 31, 2011	1.02	0.70
June 30, 2011	1.02	0.73
September 30, 2011	0.95	0.66
December 31, 2011	0.95	0.43

PIMO – Fiscal Year Ending December 31, 2010:	High $	Low $
Quarter Ended
March 31, 2010	1.01	0.66
June 30, 2010	1.00	0.65
September 30, 2010	1.00	0.70
December 31, 2010	1.00	0.52

The Company considers our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

(b)  Holders.   As of March 15, 2012, there were 503 record holders of Premier’s common stock. The Company believes there are more owners of our common stock whose shares are held by nominees or in street name.

(c)  Dividends.   Holders of Premier common stock are entitled to receive dividends, as and when declared by our Board of Directors, out of funds legally available therefore, subject to the dividend and liquidation rights of preferred stock issued and outstanding. The Company has never declared or paid any dividends on common stock, nor does the Company anticipate paying any cash dividends on common stock in the foreseeable future.

The following table provides information regarding the status of our existing equity compensation plan at December 31, 2011:

Equity Compensation Plan

Plan Category	A Number of securities to be issued upon exercise of outstanding options, warrants and rights	B Weighted-average exercise price of outstanding options, warrants and rights	C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,057,192 (1)	$.90	7,942,808
Equity compensation plans not approved by security holders	0	0	0
Total	2,057,192	$.90	7,942,808

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

Certain information contained in this Form 10-K includes forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Certain factors, such as unanticipated technological difficulties, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, and other considerations described as “Risk Factors” in this Form 10-K could cause actual results to differ materially from those in the forward-looking statements. The Company assumes no obligation to update the matters discussed in this report.

The following discussion should be read in conjunction with our financial statements and the related notes included in this Form 10-K.

Results of Operations

2011 As Compared to 2010

Total revenue for 2011 was $17,946,000 compared to $17,117,000 for 2010, a net increase of $829,000, or 4.8%.  This net increase is the result of several factors. The Company acquired Intronics in April 2010 and Q5 in August 2010 and 2011 was the first year of full revenues for each of these reporting units. Q5, based on the west coast, contributed $1,200,000 of the increase in revenue in 2012. Intronics, acquired in April 2010 as aforementioned, generated $3,200,000 in revenue for the period April 2010 through December 2010; however, in March and May of 2011, they lost three large customers due to the customers taking their IT operations offshore and in-house, respectively, with these customers accounting for $2,500,00 in annual revenue  Accordingly, Intronic only contributed $2,800,000 in revenue for entire year of 2011 compared to $3,200,000 for the eight months ended December 31, 2010, a decrease of $400,000.  This decrease was more than offset by our other reporting units, including the ERMS acquisition made January 1, 2011, which contributed $909,000 for the year ended December 31, 2011. All other operating unit remained stable generating improved gross and operating margins.

Gross margin (defined as revenue less cost of revenues – defined as all costs for billable staff) increased from $4,142,000 in 2010 to $4,688,000 in 2011, and  improved as a percentage of revenue, growing from 24.2 % to 26.1% on a Company wide basis. This improvement reflects increased penetration in the advisory and consulting business, which produces higher gross margins.  Our legacy business (excluding the Intronics and Q5 acquisitions)  also produced improved gross margins, to 26.1% in 2011 versus 24.2 % in 2010, and from a unit net operating margin perspective, a contribution of 19.6% versus 18.0% in 2011 over 2010, respectively.

Selling, general and administrative expenses increased $1,923,000 in 2011, from $3,818,000 to $5,741,000.  This increase is attributable to two general factors.  The first is the impact of the selling, general and administrative expense at the two acquisitions entities being incurred for a full year in 2011 versus a part year in 2011.  This accounts for $486,000 for Intronics (acquired April 2010) and $ 442,000 for Q5 (acquired August 2010).  The remainder of the increase of $995,000 is directly attributable to expenses incurred at the Corporate level, many either first time charges or non-recurring items as the Company was building the platform for its future growth plans, including active acquisition efforts (see GHH acquisition described in detail above).

These first time and/or non-recurring items included the following: i) $137,000 in costs associated with legal fees and warrant issuance expenses affiliated with the Company’s issuance of the Series C Preferred Stock in March 2011, ii) $58,000 in special accounting fees incurred in conjunctions with both the Series C Preferred Stock issuance in March 2011 and the GHH acquisition that were not capitalizable under accounting rules, iii) $100,000 paid for consulting services directly related to pre-acquisition due diligence on the GHH acquisition (and other potential acquisition targets, prior to the Company’s hiring of a Chief Financial Officer in late October 2011), iv) $70,000 paid to an M&A search consulting firm as a search retainer for potential acquisition opportunities, v) $227,000 onetime cash payments to former acquires under incentive arrangements, vi) during 2011, as part of the Company’s short and long term growth strategy, it committed to building a strong, well versed and recognized independent Board of Directors; accordingly, the Company instituted a standard program of compensating  each Board member $2,500 for each Board Meeting, and providing Stock Warrants as incentives.  During 2011, the Company was successful in building an independent Board and paid $32,000 in cash payments for Board meetings, and incurred non-cash charges of $40,000 for Stock Warrants issued to Board Members, vii) incidental to the aforementioned process, the Company engaged a consulting firm to assist it in its search for qualified independent Board Members, and compensated that firm in Stock Warrants valued at $12,000, viii) pursuant to its acquisition of Q5, the Company incurred a one-time legal fee in defense of its “non-compete” provisions under the acquisition agreement of $32,000, ix) during 2011, SEC rules required full compliance with XBRL regulations and the Company incurred $24,000 in one-time charges for conversion and compliance in its SEC reporting obligationsand incurred $20,000 in fees for press releases and filing fees, and, x) and importantly, consistent with the aforementioned commitment to the Company building its platform for future growth, the Company made a significant investment with a public relations and marketing firm to “re-brand” Premier to account for the enterprise after three M&A transactions.   This major campaign included a complete re-build of the Company’s market positioning and presentation, web-site, logo, etc. and the all-in, one-time, cost incurred in 2011 for marketing and branding totaled $259,000.  These specific costs outlined above total $1,011,000, and do not give consideration for other proactive steps the Company took during 2011 to enhance its capabilities and its strengths for the future, such as the hiring of a VP of Operations/Controller in May 2011 and the hiring of an experienced Chief Financial Officer in October 2011.

The net impact of the above created a loss from operations for the year ended 2011 of $1,216,000 versus and income of operations of $246,000 in 2010.

Other income/expense totaled $709,000 in 2011 versus a loss of $19,000 in 2011.  Other income expense consisted of the following varied items in 2011: i) net interest expense of $268,000, comprised primarily of non-cash amortization of debt discount related to the 9 percent Senior Convertible Debenture issued in May 2010; these debentures were paid in their entirety as scheduled in November 2011, ii) a non-cash loss on the decline in cash surrender value of the three officer’s life insurance policies of $55,000, iii) a complete write-off of the Company’s investment in its Equity Method Investee, Critical Analytics during December 2011 as that company dissolve operations, and the Company received its final settlement check in January 2012; the non-cash write-off in the fourth quarter of 2011 was $123,000, iv) the Company recognized non-cash derivative income of $1,580,000 related to the market value fluctuation inherent in the valuation of the detachable warrants issued with the Series C Preferred Stock in March 2011, v) the Company took a conservative approach in its analysis of both goodwill and intangible assets within the constraints of the accounting literature and recorded a write-down of goodwill of $576,000 and a write-down of intangible assets-customer relationships (related to Intronics discussed above) of $139,000 in 2011, vi) the Company also had recorded, as part of the initial purchase price allocation in its acquisition of Q5, a liability for future payments of stock and cash based on anticipated earnings levels. These earnings targets were not achieved, so the Company removed the liability from the books and recorded other income (non-cash) of $363,000.

The above resulted in a net loss before income taxes of $507,000 for 2011 versus income before income taxes of $227,000 in 2010.

The effective income tax rate for 2011 was a benefit of (135.7)% versus a tax rate of 34.3% in 2010.  The effective tax rate is directly impacted by “permanent” differences between the “book” taxable income and “tax” taxable income, and is primarily due to the book recording of the $1,580,000 in derivative income, the write-off of the note payable to Q5 into income discussed above, the change in the valuation allowance for deferred tax assets, the impairment of goodwill which is not deductible for income tax purposes, and non-cash stock compensation expense recorded by the Company under accounting rules under the Black Sholes method for issuance of options and warrants, the state income taxes, net of the federal benefit and the loss recorded by the Company on the decline in the cash surrender value in officer’s life insurance policies.

Income taxes were a benefit of $688,000 in 2011 versus and expense of $78,000 in 2010.  This benefit is primary attributable to a current tax benefit for taxes recoverable and deferred tax assets recoverable in future periods.

As a result, the Company recorded net income of $181,000 in 2011 versus $149,000 in 2010.

Net income (loss) available for common stockholders’ is a function of net income less actual dividends paid on preferred stock, less “deemed dividends” on preferred stock.  Deemed dividends on preferred stock were computed as non-cash accounting charge upon the issuance of the Series C Preferred Stock in March 2011 and are considered to be an “embedded beneficial conversion feature” of which have an intrinsic value which must be calculated.  In this instance, for the issuance of the Series C Preferred Stock, the intrinsic value (a non-cash item recorded as a reclassification among the Stockholder’s Equity accounts) was determined to be $1,665,000.  Therefore, taking into consideration net income, the dividends actually paid on the Series B Preferred Stock of $44,000, and the “deemed dividend described above, net income available for common stockholders’ for 2011 was $(1,529,000), or $(0.19) per share.

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

General and administrative (G&A) expenses were $3.9 million or 22.7% of revenue in 2010 as compared to $2.1 million or 22.7% of revenue in 2009. We were able to effectively manage the overall key G&A expense items to offset any increases; such as overhead benefit costs, legal, accounting, other professional services, rent, travel, business insurance and network/phone expenses.  The items that had significant increases in 2010 were all tied to M&A activity (increases in professional services for legal, accounting, M&A, and funding, non-billable travel, public relations and investor relations) and a noncash charge of $163,842 for stock option grants in 2010.

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

In 2010 our Net loss was $124,754, or ($.02) per diluted share as compared to 2009 with net income of $251,588, or $.04 per diluted share.  The Net Loss includes a non-cash charge (deemed dividend) of $273,663 related to the preferred stock containing an embedded beneficial conversion feature.

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

In 2001 North Carolina Premier purchased variable life insurance policies for its shareholders. In 2011, no premiums were paid, and a loss of $55,368 was recorded as a result of the decrease in the cash surrender value. At December 31, 2011, the cash surrender value equaled $352,035, and these policies were pledged as collateral on the Company’s line of credit as modified February 2012.. In 2010 no premiums were paid, income of $37,371 was recorded as a result of the cash surrender value exceeding premiums, the cash surrender value equaled $407,403 at December 31, 2010.

Net interest expense increased $200,679 from $67,373 in 2010 to $268,052 in 2011, primarily attributable to the debt discount associated with the convertible debentures.

Marketable securities are accounted for as trading securities and are stated at market value with unrealized gains and losses accounted for in net income before income taxes.  In 2011 marketable securities incurred a loss of $3,579, as compared to a gain of $829 in 2010.

Property and Equipment

Furniture, fixtures, and equipment are stated at cost. The Company provides for depreciation on a straight-line basis over estimated useful life of five years (for computer equipment), seven years (for furniture and fixtures) and three years for computer software.

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

The Company completed an annual impairment evaluation for the years ended December 31, 2011 and 2010.  In determining impairment charges, the Company uses various valuation techniques using both the income approach and market approach at each reporting unit. During 2011, the Company recorded an impairment write-down of $576,297, which is reflected in the Statement of Operations.  The balance recorded as goodwill as of December 31, 2011 and 2010 is $2,317,778 and $2,984,075, respectively, net of accumulated impairment of $1,755,761 and $1,179,464, respectively.

In September 2004, North Carolina Premier invested in Critical Analytics Inc., a company that was developing a unique trading platform for analysts, traders, and investors. The venture combined Premier’s software development and support strengths with the architectural and industry specific business knowledge of Critical Analytics. The Company owned 350,000 shares of stock which represented approximately a 33% ownership interest in Critical Analytics. Premier used the equity method for recording earnings and losses.

In January 2007, the Company’s ownership percentage increased to 35 percent.  The Company accounted for this investment using the equity method.  The Company recorded its proportionate share of income or loss from Critical Analytics, Inc.’s results of operations; correspondingly, the carrying amount of the investment was increased by equity in earnings and reduced by equity in losses.  In December 2011, the decision was made to dissolve Critical Analytics, Inc. and distribute net proceeds to the equity participants.  The Company received a check in January 2012 in the amount of $54,842, representing the net realizable value of the Company’s investment.  Accordingly, the Company’s carrying value at December 31, 2011 is recorded at $54,842, resulting in a loss recorded for the year ended December 31, 2011 of $122,698. During 2010, the Company recorded a loss of $12,670 as its equity in Critical Analytics, Inc.

In April 2010, Premier completed an Asset Purchase of Intronic Solutions Group LLC.   The client base and goodwill represented the most substantial assets acquired during the purchase.  An annual analysis of clients acquired and the annual billing are factors used to determine goodwill and impairment. At December 31, 2011, the Company performed a Goodwill and Intangible Asset-Customer Relationship analysis of the net carrying value compared to fair value.  As a result, the Company recorded a Goodwill impairment write-down of $435,251 and an impairment write-down of Intangible Asset-Customer Relationships of $139,059. No impairment was recorded as of December 31, 2010.

In August 2010, Premier completed a Merger with Q5Group Inc. and purchased all the shares of stock of Q5Group. The purchase included fixed assets in the amount of $25,562, other tangible assets of $407,693, net liabilities of

$151,430, goodwill in the amount of $731,497 which included stock options which were valued at $67,800 using the Black Scholes method of valuation, intangibles in the amount of $100,000, non-competition allocation of $57,500, and sign on bonuses of $57,500. The client base and goodwill represented the most substantial assets acquired during the purchase.  At December 31, 2011, the Company performed a Goodwill and Intangible Asset-Customer Relationship analysis of the net carrying value compared to fair value. As a result, the Company recorded a Goodwill impairment write-down of $141,046. No impairment was recorded as of December 31, 2010.

The Company owns one unit of ownership (representing 3% of the entire ownership interest) in Sharon Road Properties LLC, the entity that owns the property where our offices are located. We purchased that unit for $100,000. We recognize income as we receive distributions.

Executive Compensation Agreements

Premier has executive compensation agreements with 3 original executives of the Company. Premier owns three separate life insurance policies (Flexible Premium Multifunded Life), each with a face amount of $3,000,000. The Company pays all scheduled monthly premiums and retains all interests in each policy. If an insured employee were to die, the Company would pay the employee’s designated beneficiary an annual survivor’s benefit of $300,000 per year for 10 consecutive years after the employee’s death.  Effective February 2012, these policies were given as collateral for the Company’s line of credit.

Stock Option Plan

We account for stock-based compensation using the provisions of SFAS 123(R).  SFAS 123(R) codification requires companies to recognize the fair value of stock-based compensation expense in the financial statements based on the grant date fair value of the options. We have only awarded stock options since May 2008. We measure the fair value of restricted shares based upon the closing market price of our common stock on the date of grant. Restricted stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method. The fair value of our stock option awards or modifications is estimated at the date of grant using the Black-Scholes option pricing model.

The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Due to the limited trading history of our common stock, expected stock price volatility for stock option grants prior to 2008 is based on an analysis of the actual realized historical volatility of our common stock. The expected volatility assumption for stock option grants or modifications during 2008 was based on actual historical volatility of our common stock from the period after our initial trading date on January 31, 2007 through May 2008.  The Company continually updated the stock volatility through the current dates. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends on our common stock, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost.

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

On September 1, 2010, the Board granted an aggregate of 250,000 incentive stock options to four Q5Group shareholders as part of the merger agreement.  The options had no vesting schedule, are exercisable at $1.00 per share and expire on September 1, 2020. The estimated fair value of the options of $67,800 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 3.35 percent, an estimated volatility of 9.2 percent and no dividend yield. In addition, 25,000 incentive stock options were also granted to the president of Q5Group.  These options vested after 1 year and are exercisable at $1.00 per share and initially expired on September 1, 2020.  The estimated fair value of the options using the Black-Scholes option valuation method and assumptions above was $6,780, which were recorded as compensation expense.  These options are now exercisable until May 1, 2012, at which point they will expire.

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

On January 1, 2011, the Company issued 82,192 options to an individual associated with the purchase of business from an individual - see Note 1 to the Notes to Financial Statements included elsewhere in this Form 10-K. The options had no vesting schedule, are exercisable at $1.00 per share and expire in 2021. The estimated fair value of the options of $11,959, included in selling, general and administrative costs in the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 4.13 percent, an estimated volatility of 8.3 percent and no dividend yield.

On June 1, 2011, the Company issued 150,000 options to an executive for service. The options had no vesting schedule, are exercisable at $1.10 per share and expire in 2021. The estimated fair value of the options of $42,705, included in selling, general and administrative costs in the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 3.83 percent, an estimated volatility of 8.60 percent and no dividend yield.

On October 24, 2011, the Company issued 200,000 options to its new Chief Financial Officer. The options have a two year vesting schedule, are exercisable at $1.00 per share and expire in 2021. The estimated fair value of the options of $37,660 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 3.0 percent, an estimated volatility of 8.40 percent and no dividend yield. These options have a two year vesting requirement and will be expensed ratably in 2012 and 2013.

On December 30, 2011, the Company issued 100,000 shares among four key employees for service as part of the Intronic transaction. The options had no vesting schedule, are exercisable at $1.00 per share and expire in 2021. The estimated fair value of the options of $160, included in selling, general and administrative costs in the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 2.57 percent, an estimated volatility of 7.30 percent and no dividend yield.

Warrants

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

In connection with the Series C Convertible Preferred Stock issued on March 3, 2011, the Company issued warrants totaling 7,142,856 as detachable warrants.  The expense of these warrants was charged to additional paid-in capital as a cost of the equity raise.  Additionally, pursuant to the Preferred Stock offering, the Company issued 714,285 warrants to the investment bank and 330,000 and 30,000, respectfully, to two consultants directly related to the offering. The 330,000 warrants were issued to an individual who subsequently became a Board member. This total of 8,217,141 warrants was valued at the fair market value of the warrants at the issuance date of $1,511,954 and recorded as a derivative liability.

On March 3, 2011, 240,000 warrants were issued to another Board member for consulting services. The warrants are exercisable at $0.77 and expire on March 3, 2016. The grant date estimated fair value of the options of $44,160, included in selling, general and administrative expenses on the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions:  a risk free interest rate of 4.40 percent, an estimated volatility of 8.67 percent and no dividend yield.

On May 2, 2011, the Company issued 50,000 warrants to a consultant for services related to investor relations/public relations to the Company. The warrants are exercisable at $1.10 and expire on May 2, 2016. The grant date estimated fair value of the options of $7,205, included in selling, general and administrative expenses on the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 4.14 percent, an estimated volatility of 8.50 percent and no dividend yield.

On June 1, 2011, the Company issued 33,000 warrants to a consultant for services related to a Director search for the Board of the Company. The warrants are exercisable at $1.10 and expire on June 1, 2016. The grant date estimated fair value of the options of $4,686, included in selling, general and administrative expenses on the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 3.83 percent, an estimated volatility of 8.60 percent and no dividend yield.

On June 10, 2011, the Company issued 50,000 warrants to each of its five independent Board members, totaling an issuance of 250,000 warrants. The warrants are exercisable at $1.05 and expire on June 10, 2016. The grant date estimated fair value of the options of $39,500, included in selling, general and administrative expenses on the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 3.87 percent, an estimated volatility of 8.62 percent and no dividend yield.

On September 16, 2011, the Company issued 100,000 warrants to a new member of the Board of Directors. The warrants are exercisable at $1.05 and expire on September 16, 2016. The grant date estimated fair value of the options of $320, included in selling, general and administrative expenses on the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 2.97 percent, an estimated volatility of 8.65 percent and no dividend yield.

Employee Benefit Plan

We have a 401(k) plan that covers substantially all employees. Plan participants can make voluntary contributions of up to 15% of compensation, subject to certain limitations, and we match a portion of employee contributions. Total contributions to the plan for the years ended December 31, 2011 and 2010 were approximately $37,023 and $26,600 respectively, not including forfeitures that are applied to the contributions by the Company.

Financial Condition and Liquidity

As of December 31, 2011, we had cash and cash equivalents of $3,051,407, an increase of $2,646,819 from the prior year.  We continue to use our revolving Line of Credit to fund operations and increased our end of year balance by $404,000 over the prior year balance.  Net working capital at December 31, 2011, was $4,380,006, representing an increase of $3,747,956.  Non-current liabilities of $39,281 are comprised of long term debt of $10,281 related to the purchase of equipment and the balance of 29,000 is a deferred tax liability.  Shareholders’ equity as of December 31, 2011, was $7,730,181 (which represents 76% of total assets) compared to $4,613,674 at December 31, 2010.

During the year ended December 31, 2011, net cash used in operating activities was $385,000 and was primarily attributable to cash provided from: i) depreciation and amortization of $163,000, ii) amortization of debt discount of $257,000, iii) cash surrender value of officer’s life insurance policies of $55,000, iv) non-cash expenses for stock warrant and options issued of $166,000, v) non-cash loss on extinguishment of debenture of $$80,000, vi) non-cash charges for impairment of goodwill and intangibles of $715,000, vii) write-off of the Company’s investment in its equity method investee of $123,000, a decrease in accounts receivable of $$95,000, viii) an increase in accounts payable and accrued expenses of $437,000, offset by, the non-cash recognition of derivative income of $1,580,000, and increase in net deferred tax assets of $586,000 and an increase in income tax receivable of $113,000.

Cash used in investing activities was comprised of the following for the year ended December 31, 2011: i) $60,000 for the acquisition of ERMS on January 1, 2011, ii) the incurrence of deferred stock issuance costs related to the company issuance of common stock in its acquisition of GHH in the amount of $196,000, iii) the issuance of convertible secured promissory notes to GHH in the amount of $835,000 at December 31, 2011 (see discussion of the GHH acquisition above and the realization of these notes as a reduction in the consideration of the purchase consideration of GHH), and the purchase of property and equipment of $20,000.

Cash provided from financing activities was comprised of the following during the year ended December 31, 2011: i) the issuance of the Series C Preferred Stock in March 2011, with net proceeds of $4,215,000, ii) dividends paid on the Series B Preferred Stock of $44,000, iii) payments on the debenture (which was fully retired in 2011) of $419,700, iv) net payments on long-term debt, and v) net proceeds on the line of credit.

The Company believes that internally generated funds, current cash on hand, and available borrowings under our revolving credit line will be adequate to meet foreseeable liquidity needs for the next 12 months.

Because of the nature of our business, we are able to monitor variable expenses tied to our revenue generation and we are able to manage and adjust our fixed costs based on overall profitability.

The following table represents the company’s most liquid assets:

	2011	2010
Cash and cash equivalents	$3,051,407	$559,711
Marketable securities	30,854	31,748
Officers life insurance cash surrender (1) value		407,403
Investment in cost method investee	100,000	100,000
	$3,182,261	$1,098,862

(1)	In February 2012, the Company pledged as collateral all three officers’ life insurance policies under the line of credit.

The company manages cash and liquid investments in order to internally fund operating needs.  The company plans to use its available resources including any borrowing under its line of credit to invest in its operations.

On February 1, 2012, the Company entered into a loan modification under its line of credit with a financial institution with the following changes to the existing loan agreement: i) the maturity date was changed to July 24, 2012, ii) the interest rate was changed to 30 day LIBOR plus 3.5%, iii) two of the executives previously guaranteeing the loan were removed from their personal guarantees, and iv) the Company assigned the cash surrender value to life insurance policies as additional collateral.  The Company paid $4,251 in loan fees and expenses associated with this modification. Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations.  No additional requirements are anticipated. If new business opportunities do arise additional outside funding may be required.

Outlook

Major trends or issues that Premier must deal with involve the following:  1) consolidation of customer’s primary consulting lists and standardized pricing, 2) competitive nature of attracting knowledge based experts in Premier’s core areas of focus, and 3) fully integrating GHH and realizing its full potential.

Customers are consolidating their primary consulting lists to much smaller numbers of approved firms to work with while at the same time attempting to standardize pricing and have all the approved firms involved in more opportunities within the customer.  The benefit of this is that in many cases, the Company’s pricing is being compared to large specialty and big 4 consulting firms, which is a competitive benefit for Premier based on the Company’s model.  This focus by clients however, is opening up much more competition for engagements that in the past might not have been pursued by many of the competitors that are thrust into the forum now.  Premier must continue to build our expertise to be competitive.  With the pace of current regulatory and business change, attracting the proper talent is a key to future opportunity.  Individuals that have experience or can mold their past experiences to current business times, especially as it relates to regulatory, compliance, or organizational effectiveness as well as with industry specific knowledge are in high demand by many firms.

Premier Alliance Group has addressed these issues from three (3) perspectives.  First the Company has laid the foundation and made a shift of core services from a pure technology focus to a complete business consulting focus.  This shift has allowed Premier to reposition the Company with our customers, promote Premier’s capabilities and Knowledge Based Expertise (KBE) and increase visibility with customers, moving to a value added provider for customers.  Secondly the Company has structured the organization with a Professional Services and Consulting focus. This allows the Company to promote the benefits of a focused professional service firm with the advantages of a consulting arm, which is a benefit to both to customers and employees.  Lastly, Premier has changed the talent acquisition processes to a more focused approach for effectively identifying, sourcing, and qualifying the KBE resource, creating a pool of talent the Company can network and utilize, and ensure Premier is positioned for growth by building practice areas within the company.

The Company’s top priority is to broaden the range of services we offer by building “areas of business expertise and knowledge and increased industry specific knowledge” while simultaneously building a more geographically diverse client base. Premier believes that achieving this goal will require a combination of merger activity and organic growth. This will in part depend on continued improvement in the U.S. business market.

In 2010, the Company completed two acquisitions with firms based in Kansas City, MO and San Diego, CA.  These transactions contributed to a broader customer base crossing additional industries (engineering, technology, life sciences, biotechnology), better geographic coverage, added to our professional services strengths (GRC and F&A) and added more capabilities on the business development and fulfillment ends.

The GHH acquisition presents tremendous opportunities for Premier both from GHH’s business model (discussed at length above) and in cross selling opportunities, particularly in the energy sector, one of Premier’s target industries.

Contractual Obligations

As of December 31, 2011, our contractual obligations consisted of the following lease and contractual obligations:

2012	$281,428
2013	$14,556
2014	$11,754
2015	$8,982

The leases cover office premises and leased vehicles.  Of these leases a total of $64,290 is allocated for vehicle leases and $211,318 is for office premises. Non-cancellable contracts with talent acquisition engines or search firms account for $67,257 of the obligations.

As described above, the Company has a loan agreement for a line of credit with a financial institution providing for a maximum line of credit of $1,500,000. On February 1, 2012, the Company entered into a loan modification under its line of credit with the following changes to the existing loan agreement: i) the maturity date was changed to July 24, 2012, ii) the interest rate was changed to 30 day LIBOR plus 3.5%, iii) two of the executives previously guaranteeing the loan were removed from their personal guarantees, and iv) the Company assigned the cash surrender value to life insurance policies as additional collateral.  The Company paid $4,251 in loan fees and expenses associated with this modification. Outstanding borrowings under this line of credit were $743,000 and $339,000, at December 31, 2011 and 2010, respectively.

Off-Balance-Sheet Arrangements

The Series B preferred stock accrues 7 percent per annum dividends on a stated “dividend value”.  “Dividend value” is the amount equal to $0.98 per share for each share of Series B preferred stock outstanding.  The dividends began accruing April 30, 2010, and are cumulative.  Dividends are payable annually in arrears.  At December 31, 2011,

$58,718 of dividends has accrued on these shares, respectively.  However, they are unrecorded on the Company’s books until declared. On February 6, 2012 the Company declared dividends on its Series B and the Company paid the dividends in Company common stock.  On February 6, 2012, the Company issued 61,340 shares to the 7% Series B Convertible Preferred Stockholders.

The Series C preferred stock accrues 7 percent per annum dividends. The dividends began accruing March 3, 2011, and are cumulative.  Dividends are payable annually in arrears. At December 31, 2011, $262,500 of dividends has accrued on these shares. However, they are unrecorded on the Company’s books until declared. On February 6, 2012 the Company declared dividends on its Series C and the Company paid the dividends in Company common stock.  On February 6, 2012, the Company issued 354,730 shares to the 7% Series B Convertible Preferred Stockholders .

As of December 31, 2011, and during the prior year then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

On March 1, 2011, the Company designated 2,500,000 shares of its preferred stock as Series C Convertible Preferred Stock; $.001 par value per share (“Series C Preferred Stock”), each share is priced at $2.10 and includes 3 warrants at an exercise price of $0.77 which expire in 5 years. The Series C Preferred Stock (a) is convertible into three shares of common stock, subject to certain adjustments, (b) pays 7 percent dividends per annum, payable annually in cash or shares of common stock, at the Company’s option, (c) is automatically converted into common stock should the price of the Company’s common stock exceed $2.50 for 30 consecutive trading days. On March 3, 2011, the Company closed an offering of its securities to accredited investors.  The Company sold 2,380,952 shares of Series C Preferred Stock and 7,142,856 warrants and for gross proceeds of $5,000,000. Premier targeted these proceeds for the sole purpose of strategic acquisitions.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, including notes and the report of our independent accountants, can be found at page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 26, 2012, Premier Alliance Group, Inc. (1) retained Cherry Bekaert & Holland LLP (“CB&H”) as it’s independent accountant responsible for auditing its financial statements for fiscal year 2012 and (2) dismissed
Scharf Pera & Co., PLLC (“Scharf Pera”) as its independent accountant responsible for auditing its financial statements, which will be effective at the completion of the 2011 audit and 10K filing.

Scharf Pera’s report on Premier Alliance Group’s financial statements for either of the past two fiscal years, did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles.

The decision to dismiss Scharf Pera and retain CB&H was proposed by the audit committee and unanimously approved by Premier Alliance Group’s board of directors.

During the two most recent fiscal years and through the date of dismissal, Premier Alliance Group had no disagreements, whether or not resolved, with Scharf Pera on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Scharf Pera’s satisfaction, would have caused Scharf Pera to make reference to the subject matter of the disagreement in connection with its report. There were no events otherwise reportable under Item 304(a)(1)(iv) of Regulation S-B.

During Premier Alliance Group’s two most recent fiscal years, Premier Alliance Group did not consult CB&H regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on Premier Alliance Group’s financial statements.

Premier Alliance Group provided Scharf Pera with a copy of this report. Exhibit 16.1 with a copy of the letter from
Scharf Pera agreeing with the statements was filed with our Form 8-K filed on January 30, 2012.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

During the fourth quarter ended December 31, 2011, the Company made changes in the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  These changes are outlined as follows;

•
Prior to October 24, 2011, Mark Elliott, the President and CEO had been serving the Company as its CEO, Principal Financial Officer and Principal Accounting Officer.  On October 24, 2011, the Company hired a full time Chief Financial Officer, fully segregating these roles and responsibilities.

•
The new Chief Financial Officer is a licensed CPA and has substantial experience in SEC financial reporting and compliance with both ’33 and ’34 Act requirements.  He has already assumed a leadership role in the financial reporting and internal controls arena which will enhance the Company’s ICFR.

•
In addition, in May of 2011, the Company hired a full time Controller who is also a licensed CPA and CISA and is well versed in internal accounting controls and procedures and enforcing those controls throughout our staff and providing timely information to the CFO and CEO.  Effective October 2011, his responsibilities were expanded to assist with financial reporting.

•
 The Company has also reviewed the work flow surrounding its monthly, quarterly and annual financial reporting to ensure that all reviews by appropriate parties are timely and that any edits or comments by any reviewing party get re-circulated back to the entire appropriate working group.

•
The Company has also increased its internal resources by obtaining a complete subscription to Thompson Reuters online research service providing for a depth and breadth of accounting (full ASC codification), SEC reporting, Regulation S-X and S-K resources, including complete quarterly and annual disclosure checklists.

LIMITATIONS ON CONTROLS

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the Company's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in such controls and procedures, including the fact that human judgment in decision making can be faulty and that breakdown in internal controls can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

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

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our definitive proxy statement relating to our 2011 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 11.                      EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive proxy statement relating to our 2011 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive proxy statement relating to our 2011 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to our definitive proxy statement relating to our 2011 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement relating to our 2011 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

The following exhibits are filed as a part of, or incorporated by reference into, this report.

No.	Description

2.1(a)	Agreement and Plan of Merger dated December 1, 2011 and exhibits thereto (incorporated by reference to exhibit 2.1(a) to the registration statement on Form S-4, filed on December 2, 2011).

2.1(b)	Escrow Agreement dated December 1, 2011 (incorporated by reference to exhibit 2.1(b) to the registration statement on Form S-4, filed on December 2, 2011).

3.1	Certificate of Incorporation filed with the Delaware on June 21, 2011.(filed herewith).

3.2	Restated and amended bylaws (incorporated by reference to exhibit 3.1 to Form 8-K of the registrant filed with the Commission on February 1, 2011).

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

10.3	Employment Agreement dated June 1, 2011 between the Registrant and Robert Yearwood (incorporated by reference to Exhibit 10.3 of the registration statement on Form S-4, filed on December 2, 2011).

10.4	Employment Agreement dated June 1, 2011 between the Registrant and Mark Elliott (incorporated by reference to Exhibit 10.4 of the registration statement on Form S-4, filed on December 2, 2011).

10.5	Employment Agreement dated June 1, 2011 between the Registrant and Kevin Hasenfus (incorporated by reference to Exhibit 10.5 of the registration statement on Form S-4, filed on December 2, 2011).

10.6	Office and Director Indemnification Agreement (incorporated by reference to Exhibit 10.6 of the registration statement on Form S-4, filed on December 2, 2011).

10.7	Form of Master Consulting Services Agreement (incorporated by reference to Exhibit 10.7 of the registration statement on Form S-4, filed on December 2, 2011).

10.8	Form of Employment Agreement between the Registrant and John Galt (incorporated by reference to Exhibit 10.8 of the registration statement on Form S-4, filed on December 2, 2011).

10.9	Secured Promissory Note by and among GreenHouse Holdings, Inc. (“Borrower”) and Premier Alliance Group, Inc., dated March 5, 2012, in the maximum principal amount of $1,000,000 (filed herewith).

10.10	Security Agreement by and among GreenHouse Holdings, Inc. and Premier Alliance Group, Inc. (“Secured Party”), dated March 5, 2012 (filed herewith).

14.1	Code of ethics (incorporated by reference to exhibit 14.1 to Form 10-KSB of the registrant filed with the Commission on March 31, 2005).

21	Subsidiaries of the Registrant (filed herewith).

31.1	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350). (filed herewith).

32.1	Written Statement of Chief Executive and Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (filed herewith).

                                                                                  SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER ALLIANCE GROUP, INC.

Date: March 30, 2012	By:	/s/ Mark S. Elliott
Mark S. Elliott, President, Chief Executive Officer
Date: March 30, 2012	By:	/s/ Larry W. Brumfield
Larry W. Brumfield, Chief Financial Officer and Principal Accounting Officer

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: March 30, 2012	By:	/s/ Mark S. Elliott
Mark S. Elliott, CEO / President, Director

Date: March 30, 2012	By:	/s/ Kevin T. Carnahan
Kevin T. Carnahan, Director

Date: March 30, 2012	By:	/s/ Patrick J. Kolenik
Patrick J. Kolenik, Director

Date: March 30, 2012	By:	/s/ Gregory C. Morris
Gregory C. Morris, Director

Date: March 30, 2012	By:	/s/ Isaac Blech
Isaac Blech, Director

Date: March 30, 2012	By:	/s/ Stephen W. Yarbrough
Stephen W. Yarbrough, Director
Date: March 30, 2012	By:	/s/ Cary W. Sucoff
Cary W. Sucoff, Director

Scharf Pera & Co., PLLC
Certified Public Accountants
4600 Park Road
Suite 112
Charlotte, North Carolina 28209
704-372-1167

Audit Committee
Premier Alliance Group, Inc.
Charlotte, North Carolina

INDEPENDENT AUDITORS’ REPORT

We have audited the accompanying balance sheets of Premier Alliance Group, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Alliance Group, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Scharf Pera & Co., PLLC

March 14, 2012
Charlotte, North Carolina

(F-1)

PREMIER ALLIANCE GROUP, INC.
BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

ASSETS
	2011	2010
CURRENT ASSETS:
Cash	$3,051,407	$404,588
Accounts receivable	2,184,873	2,279,952
Marketable securities	30,854	31,748
Income tax receivable	113,102
Convertible notes receivable	834,814
Deferred issuance costs	196,032
Deferred tax asset - current portion	339,000	39,000
Prepaid expenses and
other current assets	95,143	61,420

Total current assets	6,845,225	2,816,708

PROPERTY AND EQUIPMENT - at
cost less accumulated depreciation	79,768	83,827

OTHER ASSETS:
Goodwill	2,317,778	2,894,075
Intangible assets – net	274,179	439,709
Investment in equity-method investee	54,842	177,762
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers' life insurance	352,035	407,403
Deferred income tax	196,000
Deposits and other assets	14,854	20,025

Total other assets	3,309,688	4,038,974

TOTAL ASSETS	$10,234,681	$6,939,509

(F-2)
See Notes to Financial Statements

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable	$743,000	$339,000
Current portion of long-term debt	52,337	531,653
Convertible debenture		12,735
Derivative liability	3,337	71,650
Accounts payable	742,046	450,084
Accrued expenses	924,499	779,536

Total current liabilities	2,465,219	2,184,658

NONCURRENT LIABILITIES:
Long-term debt – net of current portion	10,281	22,177
Deferred tax liability	29,000	119,000

Total noncurrent liabilities	39,281	141,177

COMMITMENTS AND CONTINGENCIES	0	0

STOCKHOLDERS' EQUITY:
Class B convertible preferred stock,
no liquidation preference
$.001 par value, 2,000,000 shares authorized,
1,160,000 and 1,200,000 shares issued and outstanding	1,160	1,200
Class C convertible preferred stock, $.001 par
value, 2,500,000 shares authorized, 2,380,952
Shares issued and outstanding	2,381
Common stock, $.001 par value, 45,000,000
shares authorized, 8,146,325 and 7,967,992 shares
issued and outstanding	8,146	7,968
Additional paid-in capital	10,531,183	5,888,399
Accumulated deficit	(2,812,689)	(1,283,893)

Total stockholders’ equity	7,730,181	4,613,674

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,234,681	$6,939,509

(F-3)
See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

NET REVENUES	$17,946,089		$17,116,865

OPERATING EXPENSES:
Cost of revenues	13,257,891		12,975,197
Selling, general and administrative	5,740,987		3,817,511
Depreciation and amortization	163,375		78,201

Total operating expenses	19,162,253		16,870,909

INCOME (LOSS) FROM OPERATIONS	(1,216,164)		245,956

OTHER INCOME (EXPENSE):
Interest expense, net	(268,052)		(67,373)
Gain (loss) on marketable securities	(3,579)		829
Officers' life insurance income (loss)	(55,368)		37,371
Equity in net loss of equity-method investee	(122,698)		(12,670)
Derivative income	1,580,267		15,300
Goodwill impairment	(576,297)
Intangibles impairment	(139,059)
Other income, net	293,899		7,275

Total other income (expense)	709,113		(19,268)

NET INCOME (LOSS) BEFORE INCOME TAXES	(507,051)		226,688

INCOME TAX BENEFIT (EXPENSE)	687,976		(77,779)

NET INCOME	180,925		148,909
DIVIDENDS ON PREFERRED STOCK	(44,429)
DEEMED DIVIDEND ON PREFERRED STOCK	(1,665,292)		(273,663)
NET (LOSS) AVAILABLE FOR
COMMON STOCKHOLDERS	$(1,528,796)	$	(124,754)
Net (loss) per share:
Basic	$(0.19)		$(0.02)
Diluted	$(0.19)		$(0.02)
Weighted average number of shares, basic and diluted:
Basic	8,057,471		7,201,699
Diluted	8,057,471		7,201,699

(F-4)
See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Class A	Class B	Class C		Additional	Retained Earnings	Total
Preferred stock	Preferred Stock	Preferred Stock	Common Stock	Paid-In	(Accumulated	Stockholders'

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at
December 31, 2009	560,746	$561					6,071,791	$6,072	$3,414,635	$(1,159,139)	$2,262,129
Preferred Shares converted	(560,746)	(561)					560,746	561			0
Stock options issued for services rendered									34,423		34,423
Stock warrants issued for services rendered									42,054		42,054
Preferred Stock issued – net of issue costs			1,200,000	$1,200					761,869		763,069
Stock issued in acquisitions							1,295,455	1,295	1,198,705		1,200,000
Stock options issued in acquisitions									67,800		67,800
Debt discount on convertible debt							40,000	40	95,250		95,290
Deemed dividend on preferred stock									273,663	(273,663)
Net income										148,909	148,909
Balance at December 31, 2010			1,200,000	$1,200			7,967,992	7,968	5,888,399	(1,283,893)	4,613,674
Preferred Stock issued – net of issue costs					2,380,952	$2,381			4,212,684		4,215,065
Derivative liability associated with Preferred Stock Series C offering									(1,511,954)		(1,511,954)
Stock options issued in acquisition									11,959		11,959
Stock options issued for services rendered									42,865		42,865
Dividends paid on preferred stock										(44,429)	(44,429)

(F-5)
See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Continued)

Deemed dividend on preferred stock							1,665,292	(1,665,292)
Conversion from Preferred B to Common	(40,000)	(40)			40,000	40
Conversions from Debentures to Common					125,000	125	87,375		87,500
Stock warrants issued for services rendered							95,871		95,871
Stock issued for services					13,333	13	11,773		11,786
Stock options vesting in 2011							26,919		26,919
Net income								180,925	180,925
Balance at December 31, 2011	1,160,000	$1,160	2,380,952	$2,381	8,146,325	$8,146	$10,531,183	$(2,812,689)	$7,730,181

(F-6)
See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$180,925	$148,909
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation and amortization expense	163,375	78,201
Amortization of debt discount	256,948	12,735
(Decrease) increase in cash surrender value of
officers' life insurance	55,368	(37,371)
Common stock issued for services	11,786
Stock options/warrants issued for services	165,655	76,477
Income from change in value of derivatives	(1,580,267)	(15,300)
Loss on extinguishment of debentures	80,316
Gain on extinguishment of contingent consideration
in acquiree company	(363,023)
Impairment of goodwill and intangible assets	715,356
(Increase) decrease in net deferred taxes	(586,000)	39,200
Equity in loss of equity-method investee	122,698	12,670
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	95,080	(795,180)
Decrease (increase) in marketable securities	894	(830)
Increase in prepaid expenses	(33,723)	(13,030)
Decrease in deposits and other assets	5,393	627
Increase in accounts payable	291,962	130,057
Increase in accrued expenses	144,962	257,626
Increase in income taxes receivable	(113,102)	(52,024)
Net cash used in
operating activities	(385,397)	(157,233)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	(60,000)	(517,191)
Deferred stock issuance costs	(196,032)
Issuance of convertible notes receivable	(834,814)
Purchases of property and equipment	(20,445)	(39,146)

Net cash used in investing activities	(1,111,291)	(556,337)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock		40
Issuance of Class B Preferred Stock		763,070
Issuance of Class C Preferred Stock	4,215,065
Dividends paid on Class B Preferred Stock	(44,429)
(Payments on) / proceeds from convertible debentures	(419,700)	284,000
Net payments on long-term debt	(11,429)	(56,952)
Net proceeds from line of credit	404,000	128,000

Net cash provided by financing activities	4,143,507	1,118,158

Net increase in cash	2,646,819	404,588

Cash - beginning of year	404,588	0

Cash - end of year	$3,051,407	$404,588

(F-7)
See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	2011	2010

Cash payments for:
Interest	$40,718	$63,500

Income taxes	$0	$72,177

Cash received for:
Interest	$26,984	$1,232

Summary of non-cash operating activities:
Common stock issued for services rendered	$11,786	$0
Stock warrants issued for services rendered	$95,871	$42,054
Stock options issued for services rendered	$42,865	$34,423

Stock options issued in acquisition	$11,959

Stock options issued in prior year vesting in 2011	$26,919

(F-8)
See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 1 - Organization and Business:

Premier Alliance Group, Inc. (the “Company” and “Premier”) was organized under the laws of the state of Nevada.  In 2011, the Company redomiciled and is now organized under the laws of Delaware.  The Company provides advisory, consulting and resource services to a wide range of companies from owner-managed businesses to multi-national corporations. Premier’s business consists of providing professional services (business and technology consulting focused services and solutions) to its customers. Premier’s services began a transformation in 2005 from a pure technology focus to a business consulting focus which can encompass technology impact and effort. Premier’s emphasis is in project management, business analysis, business consulting, and strategic consulting.

Acquisitions:

On April 30, 2010, the Company purchased substantially all of the assets of Intronic Solutions Group, LLC, (“Intronic”) a privately held, Kansas-based technology consulting and staffing company.

In consideration of the purchased assets (as defined), including intangible assets and office equipment, the Company paid to Intronic (a) the sum of $300,000 in cash, and (b) issued 795,455 shares of common stock, equal to $700,000 at a price per share of $0.88, which was based on the 5-day average closing price of the common stock for the five days prior to the Closing Date.  The Company also entered into employment agreements with two of the principals of Intronic.  The following summarizes the fair values of the assets acquired:

Current assets	$0
Property and equipment	20,000
Intangible assets-customer relationships	268,000
Goodwill	712,000
Total assets acquired	1,000,000
Liabilities assumed	0
Net assets acquired	$1,000,000

At December 31, 2011, the Company performed a Goodwill and Intangible Asset-Customer Relationship analysis of net carrying value compared to fair value.  As a result, the Company recorded a Goodwill impairment write-down of $435,251 and an impairment write-down of Intangible Asset-Customer Relationships of $139,059. See also Note 2 and Note 8.

On September 1, 2010, the Company acquired all of the capital stock of Q5Group, Inc., a privately held California business and financial consulting company (“Q5Group”), and merged with Q5Group whereby the Company is the surviving entity.

In consideration for all of Q5Group’s capital stock, the Company agreed to pay to Q5Group, subject to certain conditions (a) the sum of $200,000 in cash, and (b) 800,000 shares of common stock equal to $800,000 at a price per share of $1.00, which was based on the 5-day average closing price of the common stock for the five days prior to the closing date. The Company paid $125,000 and delivered 500,000 shares of stock upon closing.  Additional consideration was to be paid on September 30, 2011, subject to certain conditions, as follows: If the Q5 Unit of Premier achieved $4,000,000 in gross revenue in the previous twelve months, $150,000 in common stock was to be issued and if the Q5 Unit achieved $4,000,000 in gross revenue and has a minimum gross margin of 30 percent for the previous twelve months, an additional $150,000 in common stock and $75,000 cash was to be issued and paid on October 1, 2011.   The Company also entered into employment agreements with three of the principals of Q5Group, which included an aggregate of $57,500 in sign on bonuses and $57,500 for execution of non-competition

(F-9)

agreements.  The employment agreements contain cash and stock option bonuses, and stock option incentives based on achieving certain target revenues.  Additionally, an aggregate of 250,000 stock options were issued to certain Q5Group affiliates, at an exercise price per share of $1.00 and expiring in ten years.  These options were valued using the Black-Scholes option valuation method at $67,800.  See Note 12 for further information on these options.

The following summarizes the fair values of the assets acquired:

Current assets	$407,693
Property and equipment	25,562
Intangible assets-non compete	57,500
Intangible assets-customer relationships	100,000
Goodwill	731,497
Total assets acquired	1,322,252
Liabilities assumed	(151,430)
Aggregate purchase price	$1,170,822

At December 31, 2011, the Company performed a Goodwill and Intangible Asset-Customer Relationship analysis of the net carrying value compared to fair value. As a result, the Company recorded a Goodwill impairment write-down of $141,046. See also Note 2 and Note 8. In addition, the Company had recorded a liability at acquisition of $363,023, discounted, based on the expectation that the contingent payout of $300,000 in stock and $75,000 in cash would be earned as described above.  Q5 did not meet its targets as outlined above, so the Company removed this liability and recorded $366,667, including accrued interest, to other income for the year ended December 31, 2011.

On January 1, 2011, the Company purchased business from an individual (“ERMS”) and accounted for the transaction under the acquisition method.  In consideration of the purchase, the Company agreed to pay (a) the sum of $90,000 in cash, and (b) 164,384 stock options with an exercise price of $1.00 issued over two years and maturing in ten years.  The Company paid $60,000 and delivered 82,192 options upon closing.

Additional consideration was to be paid on January 15, 2012, subject to certain conditions, as follows: If the purchased Unit of Premier achieved $2,000,000 in gross revenue in 2011 and had a minimum gross margin of 30%, an additional 82,192 stock options and $30,000 of cash would be paid.  The Company also entered into employment agreements with the principal which included $20,000 for execution of a non-competition agreement.  The employment agreements contain cash and stock option bonuses, and stock option incentives based on achieving certain target revenues.  The estimated fair value of the total options to be issued in the deal of $23,554 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 4.13 percent, an estimated volatility of 8.3 percent and no dividend yield.  The total present value of all consideration expected to be paid as part of this agreement was $112,400 and has been recorded as a customer relationship intangible asset to be amortized over its expected useful life of four years.  The Company analyzed the carrying value of the customer relationship intangible asset compared to its fair value at December 31, 2011 and determined that no impairment exists.

On February 10, 2012, the Company amended the above Agreement with ERMS providing that the additional 82,192 in stock options and the additional payment of $30,000 can be made in cash, stock or stock options at the Company’s discretion by February 10, 2013, if the ERMS business reporting unit gross revenue is equal to or greater than $2,000,000 and gross margin is at least 30% for the 2012 calendar year.

Note 2 - Summary of Significant Accounting Policies:

Cash and cash equivalents:

The Company considers all highly liquid investments having an original maturity of three months or less to be cash equivalents.  Amounts invested may exceed federally insured limits at any given time.  As a result of the Company’s cash management system, checks issued but not presented to the banks for payment may create negative

(F-10)

book cash balances. Such negative balances are included in trade accounts payable and totaled $204,162 and $0 at December 31, 2011 and 2010, respectively.

     Notes receivable:

Notes receivable are recorded at the amounts advanced under the respective note and security agreements.  The Company analyzes each note for impairment of possible  credit losses at each reporting period.  Any allowances for credit losses are recorded in the statement of operations in the period such losses become determinable.  See also Note 5.

Accounts receivable:

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses, if any.  At December 31, 2011 and 2010, the allowance for doubtful accounts was $14,445 and $0, respectively.

Marketable securities:

Marketable equity securities are accounted for as trading securities and are stated at market value with unrealized gains and losses accounted for in other income (expense).

Deferred issuance costs:

      Costs relating to the future issuance of equity securities are deferred. When the additional equity securities are issued, the deferred issuance costs are charged to additional paid-in capital.  The Company had certain deferred issuance costs as of December 31, 2011 consisting of legal and other expenses relating to the issuance of common stock contemplated in connection with the GreenHouse Holdings, Inc. acquisition.  See also Note 22 - Subsequent Events.

Property and equipment:

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years.  Maintenance and repair costs are expensed as incurred.  Gains or losses on dispositions are reflected in income.  Property and equipment includes equipment under capital leases of $35,469 at both December 31, 2011 and 2010.  Amounts included on the balance sheet at December 31, 2011 and 2010 under capital leases are net of accumulated depreciation of $8,276 and $1,182, respectively.

Goodwill and intangible assets:

Purchased goodwill in the amount of $2,718,385 was being amortized over 15 years until December 31, 2001.  Accumulated amortization at December 31, 2001 was $487,101.  Effective January 1, 2002, the Company ceased amortization of goodwill in accordance with FASB SFAS No. 142, “Goodwill and Other Intangible Assets”.  The Company assesses goodwill for impairment annually. At December 31, 2011 the Company performed an analysis of the net carrying value of goodwill for each reporting unit to fair value. As a result, the Company recorded an impairment write-down of goodwill in the amount of $576,297 for the year ended December 31, 2011.

Acquired intangible assets consist of customer relationships and non-competition agreements.  The fair market value of the customer relationships were determined by discounting the expected future cash flows from the acquired customers.  The value of the non-competition agreements were estimated based off of the percentage of discounted cash flows expected to be lost if the agreement was not in place.  At December 31, 2011, the Company performed an analysis of the net carrying value of these intangible assets to their carrying value.  As a result, the Company recorded a customer relationship intangible impairment write-down of $139,059 for the year ended December 31, 2011.  The net balance (inclusive of the $112,400 acquisition recorded January 1, 2011 – see Note 1 above) of $425,341 of customer relationships acquired are being amortized over the estimated useful life of five years. The $57,500 of non-competition agreements are being amortized over the life of the agreement. At December 31, 2011, accumulated amortization of intangible assets totaled $208,661.  The amortization expense on these intangible assets of $138,871 and $65,591 for the years ended December 31, 2011 and 2010, respectively, is included as depreciation and amortization on the statement of operations.

(F-11)

Amortization expense related to intangible assets is expected to be as follows for the years ended:

December 31, 2012	$95,863
December 31, 2013	89,474
December 31, 2014	72,495
December 31, 2015	16,347
$274,179

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

Income taxes:

The Company accounts for income taxes under FASB ASC Topic 740 “Income Taxes”.  Under FASB ASC Topic 740-10-30, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled (see Note 13). The Company regularly assesses the likelihood that its deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income.  To the extent that the Company believes any amounts are not more likely than not to be realized through the reversal of the deferred tax liabilities and future income, the Company records a valuation allowance to reduce its deferred tax assets.  In the event the Company determines that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in an adjustment to earnings in the period such determination is made.

The Company accounts for income taxes in accordance with FASB ASC Topic 740. FASB ASC Topic 740-10 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the balance sheet. It also provides guidance on de-recognition, measurement and classification of amounts related to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim period disclosures and transition relating to the adoption of new accounting standards. Under FASB ASC Topic 740-10, the recognition for uncertain tax positions should be based on a more-likely-than-not threshold that the tax position will be sustained upon audit. The tax position is measured as the largest amount of benefit that has a greater than fifty percent probability of being realized upon settlement.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with FASB ASC 718 – Compensation-Stock Compensation. For employee stock options issued under the Company’s stock-based compensation plans, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes pricing model, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. For employee restricted stock awards and units issued under the Company’s stock-based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of the grant and an estimated forfeiture rate when calculating stock-based compensation expense for the period. The Company recognizes the compensation cost of stock-based awards upon vesting of the award.

The Company accounts for stock-based compensation awards to non-employees in accordance with FASB ASC 505-50 Equity-Based Payments to Non-Employees (“ASC 505-50”). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity (deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options at the end of each period.

(F-12)

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

       Derivative instruments:

    The Company records derivative instruments in accordance with FASB ASC Topic 815 “Derivatives and Hedging”. Certain warrants issued by the Company are considered derivative instruments due to their full-ratchet anti-dilution protection.  For these transactions, a derivative liability is recorded for the fair market value of the warrants at the date of issuance and changes in the fair market value of the warrants are recorded as derivative income in the statement of operations.  See Note 12 for further discussion.

Reclassifications:

Certain reclassifications have been made in the prior year financial statements to conform to classifications used in the current year.

Recent accounting pronouncements:

Since January 1, 2011, there have been several new accounting pronouncements and updates to the Accounting Standards Codification.  Each of these updates has been reviewed by Management who does not believe their adoption has had or will have a material impact on the Company’s financial position or operating results.  The Company has early adopted Accounting Standard Update No. 2011-08 – Intangibles – Goodwill and Other (Topic 350) Testing for Goodwill Impairment.  This update provides that an entity may first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test.  If the qualitative factors outlined in the update are persuasive that it is more likely than not that goodwill has not been impaired, then the two-step test is not required. However, if the qualitative analysis indicates that it is not more likely than not that goodwill has not been impaired, then the requisite two-step tests always required must still be performed.  The early adoption of Accounting Standard Update No. 2011-08 – Intangibles – Goodwill and Other (Topic 350) Testing for Goodwill Impairment had no impact on the Company’s financial statements for the year ended December 31, 2011.

Note 3 - Property and Equipment:

The principal categories and estimated useful lives of property and equipment are as follows:

			Estimated
	2011	2010	Useful Lives
Office equipment	$386,252	$370,483	5 years
Furniture and fixtures	67,923	63,247	7 years
Computer software	17,100	17,100	3 years
	471,275	450,830
Less: accumulated depreciation	(391,507)	(367,003)
	$79,768	$83,827

(F-13)

Note 4 - Marketable Securities Classified as Trading Securities:

Under FASB ASC Topic 320-10-25 “Investments-Debt and Equity Securities”, securities that are bought and held principally for the purpose of selling them in the near term (thus held only for a short time) are classified as trading securities.  Trading generally reflects active and frequent buying and selling, and trading securities are generally used with the objective of generating profits on short-term differences in price.  All inputs used to value the securities are based on Level 1 inputs under FASB ASC Topic 820 “Fair Value Measurements and Disclosures”. The unrealized holding loss as of December 31, 2011, is as follows:

		Fair Market	Holding
	Cost	Value	Loss
December 31, 2011	$42,504	$30,854	$11,650
December 31, 2010	$46,092	$31,748	$14,344

Note 5 – Secured Convertible Promissory Notes:

The Company has entered into three Secured Convertible Promissory Notes with GreenHouse Holdings, Inc. (“GHH”).  Each Note accrues interest at eight percent, compounded quarterly, and is payable at the maturity date.  The Notes are convertible into shares of Common Stock of GHH at the rate of 70% of the volume weighted average price for the twenty (20) trading days prior to the date a notice of conversion is given to the Company.  The Notes are secured by a general security interest in all of GHH’s assets.

The initial Note was entered into on November 2, 2011 where a bridge loan in the amount of $500,000 was loaned to GHH, and is due April 30, 2012.  This entire amount, plus accrued interest of $6,575, was outstanding at December 31, 2011.  The second Note, for a maximum amount of $300,000 for project funding, was entered into on November 16, 2011 and is due July 18, 2012.  At December 31, 2011, $186,182, plus accrued interest of $1,347, had been borrowed against this Note.  On January 4, 2012, GHH was advanced the remaining amount under this Note.  The third Note, for a maximum of $140,000 for merger related expenses was entered into on November 18, 2011 and is due July 18, 2012, and the full amount is outstanding as of December 31, 2011.  Subsequent to December 31, 2011, this Note was amended to allow borrowings up to a maximum of $200,000 and $15,000 has been advanced on this note in February 2012.

     On March 5, 2012, the Company consummated its Agreement of Plan and Merger (“Merger Agreement”) with GHH. In accordance with the terms and conditions of the Merger Agreement, any amounts still owed by GHH to Premier under the Secured Convertible Promissory Notes at the date of the merger, reduce the number of shares otherwise issuable to GHH stockholders pursuant to the acquisition, in accordance with the formula outlined in the Merger Agreement.  See also Note 22 – Subsequent Events for further discussion on the realization of these Notes, plus accrued interest, as part of the merger consideration.

Note 6 - Investment in Equity-Method Investee:

In 2004, the Company invested $250,000 for a 33 percent ownership of Critical Analytics, Inc.  Critical Analytics, Inc. is in the business of software development and financial consulting services.

In January 2007, the Company’s ownership percentage increased to 35 percent.  The Company accounts for this investment using the equity method.  The Company records its proportionate share of income or loss from Critical Analytics, Inc.’s results of operations; correspondingly, the carrying amount of the investment is increased by equity in earnings and reduced by equity in losses.  In December 2011, the decision was made to dissolve Critical Analytics, Inc. and distribute net proceeds to the equity participants.  The Company received a check in January 2012 in the amount of $54,842, representing the net realizable value of the Company’s investment.  Accordingly, the Company’s carrying value at December 31, 2011 is recorded at $54,842, resulting in a loss recorded for the year ended December 31, 2011 of $122,698. During 2010, the Company recorded a loss of $12,670 as its equity in Critical Analytics, Inc.  Summarized financial information of Critical Analytics, Inc. at December 31, 2010 is as follows:

(F-14)

2010
Assets:
Current assets	$182,316
Property and equipment – net	54,926

$237,242

Liabilities and stockholders’ equity:
Current liabilities	$614
Stockholders’ equity	236,628
$237,242

Gross revenue	$0
Other income	576
Operating expenses	(38,586)
Net loss	$(38,010)

Note 7 - Investment in Limited Liability Company:

The Company has an investment in a limited liability company, which owns approximately 33 percent of the office building that the Company leases office space from in Charlotte, North Carolina.  The Company’s investment represents an approximate 3 percent share of ownership in the limited liability company.  Because the limited liability company interest does not have a readily determinable fair value, the Company accounts for its investment using the cost method. Accordingly, the carrying value of $100,000 is equal to the capital contribution the Company has made.  Income is recognized when capital distributions are received by the Company and totaled $4,800 and $4,800 for the years ended December 31, 2011 and 2010, respectively.

Note 8 - Goodwill Impairment:

The Company completed an annual impairment evaluation for the years ended December 31, 2011 and 2010.  In determining impairment charges, the Company uses various valuation techniques using both the income approach and market approach at each reporting unit.  During 2011, the Company recorded an impairment write-down of $576,297, which is reflected in the Statement of Operations.  The balance recorded as goodwill as of December 31, 2011 and 2010 is $2,317,778 and $2,894,075, respectively, net of accumulated impairment of $1,755,761 and $1,179,464, respectively.

(F-15)

Note 9 - Accrued Expenses:

Accrued expenses consisted of the following at December 31, 2011 and 2010:

	2011	2010
Accrued payroll	$569,862	$540,060
Accrued vacation	152,988	107,093
Deferred revenue	113,334	24,871
Other accrued liabilities	88,315	107,512

	$924,499	$779,536

Note 10 - Notes Payable:

During the year ended December 31, 2010, the Company entered into a loan agreement for a line of credit with a financial institution, providing the Company with a maximum credit line of $1,500,000. The line of credit was due on October 31, 2011, and is secured by all assets of the company and personal guarantees by three executives.  Borrowings under the agreement bear interest at LIBOR plus 2.75 percent, payable monthly, with a set minimum interest rate of 4 percent and maximum interest rate of 25 percent.  At December 31, 2010, the interest rate was 4 percent.  The line of credit is also subject to certain financial covenants.  Outstanding borrowings under this loan agreement were $339,000 at December 31, 2010.

On October 18, 2011, the financial institution extended the loan agreement for a line of credit described above under the exact same terms and conditions until January 31, 2012, as the Company negotiated additional changes to the line of credit.  Outstanding borrowings under this revolving loan agreement were $743,000 at December 31, 2011. See also Note 22 – Subsequent Events for further discussion of this revolving note payable/line of credit.

(F-16)

Note 11 - Long-Term Debt:

Long-term debt as of December 31, 2011 and 2010 consists of the following:

	2011		2010

Note payable to acquiree, paid in 2011.	$		$157,200
Note payable to former owners of Q5Group, Inc., related to acquisition on September 1, 2010. Amount written off in 2011 – see Note 1 for further details.			363,023
Note payable to former owner of ERMS, related to acquisition on January 1, 2011. Balance due February 10, 2013. See Note 1 and Note 22 for further details on acquisition, contingencies and subsequent issuance of options. Capitalized lease obligations, due in 36 monthly installments of $1,047 ending in October 2013. Payments include interest at 4.00 percent. Secured by property costing $35,469.		40,441 22,177	33,607
		62,618	553,830
Current portion		(52,337)	(531,653)
Long-term portion		$10,281	$22,177

As of December 31, 2011, principal payments due on long-term debt, including capital leases, are as follows:

2012	$52,337
2013	10,281
$62,618

Note 12 - Stockholders’ Equity:

Common Stock:

On April 30, 2010, the Company issued 795,455 shares of common stock related to the acquisition of Intronic Solutions Group, LLC. See Note 1 for further details.

On August 31, 2010, the Company issued 500,000 shares of common stock related to the acquisition of Q5Group, Inc. See Note 1 for further details.

On April 7, 2011, the Company issued 25,000 shares of common stock in the conversion of $17,500 of debentures at $0.70 per share.

On May 4, 2011, the Company issued 50,000 shares of common stock in the conversion of $35,000 of debentures at $0.70 per share.

(F-17)

On May 26, 2011, the Company issued 50,000 shares of common stock in the conversion of $35,000 of debentures at $0.70 per share.

On July 7, 2011, the Company issued 13,333 shares of common stock in exchange for services.

On December 19, 2011, the Company issued 40,000 shares from the conversion of 40,000 shares of its convertible Preferred Series B Preferred Stock.

Class A Convertible Preferred Stock:

As of December 31, 2010, all shares of Class A Convertible Preferred Stock had been converted to common stock.  On January 11, 2011, the Company withdrew its designation of Class A Convertible Preferred Stock.

7% Series B Convertible Preferred Stock:

On April 14, 2010, the Company designated 2,000,000 shares of its preferred stock as 7% Series B Convertible Preferred Stock, $.001 par value per share (“Series B Preferred Stock”). The Series B Preferred Stock (a) is convertible into one share of  common stock, subject to certain adjustments, (b) pays 7 percent dividends ($58,800) per annum, payable annually in cash or shares of common stock, at the Company’s option, (c) is automatically converted into common stock should the price of the Company’s common stock exceed $2.50, and (d) for a period of one year from the issuance date provides full-ratchet anti-dilution provisions on issuances of securities at a price less than $0.70 per share of common stock, subject to certain exceptions. These shares of preferred stock were issued in conjunction with warrants.  The issuance of preferred stock contained an embedded beneficial conversion feature and the intrinsic value of this feature of $273,663 was recorded as a deemed dividend to preferred shareholders during the year ended December 31, 2010.

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

On March 3, 2011, the Company closed an offering of its securities to accredited investors.  The Company sold 2,380,952 shares of Series C Preferred Stock and 7,142,856 warrants for gross proceeds of $5,000,000. In connection with the sale of these securities, $650,000 was paid and 714,285 warrants were issued, with an exercise price of $0.77, to a registered broker.  In addition, a $100,000 advisory fee was paid and 360,000 warrants, with an exercise price of $0.77, were paid to a registered broker.  The issuance of these preferred shares contained an embedded beneficial conversion feature and the intrinsic value of this feature of $1,665,292 was recorded as a deemed dividend to preferred shareholders during the year ended December 31, 2011.

The 8,217,141 warrants issued in connection with the preferred stock contain full-ratchet anti-dilution provisions that require them to be recorded as a derivative instrument. The fair market value of the warrants at the issuance date of $1,511,954 was recorded as a derivative liability as a reduction to the additional paid in capital. The derivative liability is adjusted to the fair market value of the warrants through income on the statement of operations. At year end, the fair market value of the warrants was $3,287 and the Company recognized $1,508,667 as derivative income for the year ended December 31, 2011.

Stock Options and Warrants:

In May 2008, the Company and shareholders adopted a stock incentive plan, entitled the 2008 Stock Incentive Plan (the “Plan”), authorizing the Company to grant stock options of up to 10,000,000 common shares for employees and key consultants.

On June 1, 2010, the Board granted an aggregate of 325,000 incentive stock options under the Plan to five employees.  The options vest over one to four years and are exercisable at $1.00 per share and the options expire in

(F-18)

2020. Compensation expense related to these options will be recognized as vested totaling $20,139 in 2011, $12,083 in 2012, $12,083 in 2013, and $8,054 in 2014. The Company accounted for the issuance of all stock options and warrants in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” that requires the recognition of compensation expense in the financial statements based on the grant date fair value of the options. The compensation expense determined by the estimated fair value of the options of $52,358 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 4.03 percent, an estimated volatility of 8.50 percent and no dividend yield. The fair value of the options vesting during the year ended December 31, 2011 of $20,139 was expensed and is included in selling, general and administrative costs in the statement of operations.

On September 1, 2010, the Board granted an aggregate of 250,000 incentive stock options under the Plan to four Q5Group shareholders as discussed in Note 1.  The options had no vesting schedule, are exercisable at $1.00 per share and expire in 2020. The estimated fair value of the options of $67,800, which was included in the purchase consideration of Q5Group, and was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 3.35 percent, an estimated volatility of 9.20 percent and no dividend yield. In addition, 25,000 incentive stock options were also granted to the president of Q5Group.  These options vested after 1 year and are exercisable at $1.00 per share and were to expire in 2020.  The estimated fair value of the options using the Black-Scholes option valuation method and assumptions above was $6,780, which was recorded as compensation expense during the year ended December 31, 2011. These options are exercisable until May 1, 2012 at which point they expire.

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

On January 1, 2011, the Company issued 82,192 options to an individual associated with the purchase of business from an individual - see Note 1. The options had no vesting schedule, are exercisable at $1.00 per share and expire in 2021. The estimated fair value of the options of $11,959, included as purchase consideration,  was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 4.13 percent, an estimated volatility of 8.3 percent and no dividend yield.

On June 1, 2011, the Company issued 150,000 options to an executive for service. The options had no vesting schedule, are exercisable at $1.10 per share and expire in 2021. The estimated fair value of the options of $42,705, included in selling, general and administrative costs in the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 3.83 percent, an estimated volatility of 8.60 percent and no dividend yield.

On October 24, 2011, the Company issued 200,000 options to its new Chief Financial Officer. The options have a two year vesting schedule, are exercisable at $1.00 per share and expire in 2021. The estimated fair value of the options of $37,660 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 3.0 percent, an estimated volatility of 8.40 percent and no dividend yield. These options have a two year vesting requirement and will be expensed ratably in 2012 and 2013.

On December 30, 2011, the Company issued 100,000 shares among four key employees for services as part of the Intronic transaction. The options had no vesting schedule, are exercisable at $1.00 per share and expire in 2021. The estimated fair value of the options of $160, included in selling, general and administrative costs in the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 2.57 percent, an estimated volatility of 7.30 percent and no dividend yield.

(F-19)

The following represents the activity under the stock incentive plan as of December 31, 2011 and changes during the two years then ended:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	600,000	$0.75
Issued	925,000	$1.00
Outstanding at December 31, 2010	1,525,000	$0.90
Issued	532,192	$1.03
Outstanding at December 31, 2011	2,057,192	$0.93

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

During the year ended December 31, 2010, a total of 900,000 warrants were issued in connection with the issuance of 1,200,000 shares of Class B Convertible Preferred Stock. These warrants contained a beneficial conversion feature valued at $273,663, which was recorded as a deemed dividend to preferred shareholders.  Additionally, 158,940 warrants were issued as commission on the sale of these securities.

As discussed in the convertible debentures section of this note, 500,000 warrants were issued with convertible debentures in 2010.

       In connection with the Series C Convertible Preferred Stock issued on March 3, 2011, the Company issued warrants totaling 7,142,856 as detachable warrants.  The fair market value of these warrants was charged to additional paid-in capital as a cost of the equity raise.  Additionally, pursuant to the Preferred Stock offering, the Company issued 714,285 warrants to the investment bank and 330,000 and 30,000, respectively, to two consultants directly related to the offering. The 330,000 warrants were issued for services, to an individual who subsequently became a Board member. This total of 8,217,141 warrants was valued at the fair market value of the warrants at the issuance date of $1,511,954 and recorded as a derivative liability.  See full discussion in the section above entitled “Series C Convertible Preferred Stock.”

  On March 3, 2011, 240,000 warrants were issued to another Board member for consulting services.  The warrants are exercisable at $0.77 and expire on March 3, 2016. The grant date estimated fair value of the options of $44,160, included in selling, general and administrative expenses on the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions:  a risk free interest rate of 4.40 percent, an estimated volatility of 8.67 percent and no dividend yield.

On May 2, 2011, the Company issued 50,000 warrants to a consultant for services related to investor relations/public relations to the Company. The warrants are exercisable at $1.10 and expire on May 2, 2016. The grant date estimated fair value of the options of $7,205, included in selling, general and administrative expenses on the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 4.14 percent, an estimated volatility of 8.50 percent and no dividend yield.

On June 1, 2011, the Company issued 33,000 warrants to a consultant for services related to a Director search for the Board of the Company. The warrants are exercisable at $1.10 and expire on June 1, 2016. The grant date estimated fair value of the options of $4,686, included in selling, general and administrative

(F-20)

expenses on the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 3.83 percent, an estimated volatility of 8.60 percent and no dividend yield.

On June 10, 2011, the Company issued 50,000 warrants to each of its five independent Board members, totaling an issuance of 250,000 warrants. The warrants are exercisable at $1.05 and expire on June 10, 2016. The grant date estimated fair value of the options of $39,500, included in selling, general and administrative expenses on the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 3.87 percent, an estimated volatility of 8.62 percent and no dividend yield.

On September 16, 2011, the Company issued 100,000 warrants to a new member of the Board of Directors. The warrants are exercisable at $1.05 and expire on September 16, 2016. The grant date estimated fair value of the options of $320, included in selling, general and administrative expenses on the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 2.97 percent, an estimated volatility of 8.65 percent and no dividend yield.

The following represents the activity of warrants as of December 31, 2011, and changes during the year:

Warrants	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	0	0
Issued	1,778,940	$0.78
Outstanding at December 31, 2010	1,778,940	$0.78
Issued	8,890,141	$0.78
Outstanding at December 31, 2011	10,669,081	$0.78

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

The Company has accounted for these transactions in accordance with FASB ASC Topic 470-20 “Debt with Conversion and Other Options”. Due to the full-ratchet anti-dilution protection in the warrants, they are considered to be derivative instruments.  As such, the fair market value of the warrants of $86,950 was recorded as a debt discount and as a derivative liability.  Additional debt discounts included the original issue discount of $28,000, a commitment fee of $20,000, stock issue discount of $31,960, and a beneficial conversion feature of $183,090.  The intrinsic value of the beneficial conversion feature was calculated as the difference between the fair value of the Debenture if converted on the commitment date and the effective conversion price as stated in the debenture. The discounts totaling $350,000 are being amortized under the interest method over the term of the debenture and being recorded as interest expense.  During the year ended December 31, 2010, $12,736 of interest expense related to this convertible debenture was recorded.

During 2011, principal in the amount of $87,500 was converted to 125,000 shares of common stock at the conversion rate of $0.70 per share.  An early extinguishment loss related to these conversions of $80,315 was also recorded.  In November 2011, the remaining balance of the debentures were paid in full as scheduled. During the year ended December 31, 2011, $256,949 was recorded as interest expense related to the debt discounts.

(F-21)

The derivative liability was adjusted at December 31, 2010 to the fair market value of the warrants of $71,650, with the resulting income of $15,300 being recorded as derivative income on the statement of operations. At December 31, 2011, the value of the derivative liability was adjusted to the fair value of the warrants of $50 resulting in derivative income on the statement of operations of $71,600 related to this derivative for the year ended December 31, 2011.

Note 13 - Income Taxes:

Significant components of the income tax provision are summarized as follows:

	2011		2010
Current provision:
Federal	$	(101,976)	$32,123
State			6,456
Deferred provision:
Federal		(480,000)	34,600
State		(106,000)	4,600
		$(687,976)	$77,779

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income before income taxes for the years ended December 31, 2011 and 2010 follows:

	2011	2010
Federal statutory rate	(34.0)%	34.0%
Book derivative income	(106.0)
Change in valuation allowance	14.8
Write off of note payable to acquiree company	(24.6)
Stock compensation expense	11.9
Goodwill impairment	9.5
State income taxes, net of federal income tax benefit	(4.7)	4.5
Officers’ life insurance	3.7	(5.6)
Meals & Entertainment	1.6	2.1
Other	(7.9)	(0.7)
	(135.7)%	34.3%

(F-22)

The Company provides for income taxes using the liability method in accordance with FASB ASC Topic 740 “Income Taxes”.  Deferred income taxes arise from the differences in the recognition of income and expenses for tax purposes.  Deferred tax assets and liabilities are comprised of the following at December 31, 2011 and 2010:

	2011	2010
Deferred income tax assets:
Operating loss carry forward	$285,000
Accrued compensation	47,000	$33,000
Allowance for doubtful accounts	6,000
Trading securities	1,000	6,000
Intangible assets	196,000
Investment in equity-method investee	75,000	28,000
Total deferred tax assets	610,000	67,000
Less: valuation allowance	(75,000)	0
Deferred income tax assets	$535,000	$67,000

Deferred income tax liabilities:
Property and equipment	$(29,000)	$(32,000)
Intangible assets	0	(23,000)
Debt discount and derivative liability	0	(92,000)
Total deferred tax liabilities	$(29,000)	$(147,000)
Net deferred income taxes:
Current	$339,000	$39,000
Non-current	167,000	(119,000)
	$506,000	$(80,000)

A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recorded a valuation allowance of $75,000 for the year ended December 31, 2011.  The Company did not record a valuation allowance for the year ended December 31, 2010.  At December 31, 2011, the Company has a federal income tax net operating loss carry forward of approximately $345,000 that begins to expire in 2031.

(F-23)

Note 14 - Net Loss Per Share:

In accordance with FASB ASC Topic 260-10-50, “Earnings per Share”, and SEC Staff Accounting Bulletin No. 98, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted - average number of common shares outstanding during the period.  Under FASB ASC Topic 260-10-50, diluted income or loss per share is computed by dividing net income or loss for the period by the weighted - average number of common and common equivalent shares, such as stock options, warrants and convertible securities outstanding during the period.  Such common equivalent shares have not been included in the Company’s computation of net income (loss) per share when their effect would have been anti-dilutive based on the strike price as compared to the average trading price or due to the Company’s net losses attributable to common stockholders.

	2011	2010
Basic:
Numerator –net loss available to common stockholders	$(1,528,796)	$(124,754)
Denominator – weighted – average shares outstanding	8,057,471	7,201,699
Net loss per share – Basic and diluted	$(0.19)	$(0.02)

Incremental common shares (not included due to their anti-dilutive nature) :
Stock options	2,057,192	1,525,000
Stock warrants	10,669,081	1,778,940
Convertible debt		500,000
Convertible preferred stock – Series B	1,160,000	1,200,000
Convertible preferred stock – Series C	7,142,856	0
	21,029,129	5,003,940

(F-24)

Note 15 - Commitments and Contingencies:

The Company is obligated under various operating leases for office space and automobiles and is obligated under non-cancelable contracts with job search firms.

The future minimum payments under non-cancelable operating leases and non-cancelable contracts with initial remaining terms in excess of one year (including the related party lease), as of December 31, 2011, are as follows:

Year Ending December 31,	Required Payments
2012	$281,428
2013	14,556
2014	11,754
Thereafter	8,952
$316,690

Expenses for operating leases during 2011 and 2010 were approximately $421,585 and $187,130, respectively.

The Company has a three percent ownership interest in a limited liability company that owns approximately 33 percent of the building the Company leases office space from in Charlotte, North Carolina.  Additionally, an individual stockholder of the Company owns approximately 30 percent of the same limited liability company.  Rent expense pertaining to this operating lease during 2011 and 2010 was approximately $162,248 and $123,907, respectively.

Note 16 - Employee Benefit Plan:

The Company has a 401(k) plan which covers substantially all employees.  Plan participants can make voluntary contributions of up to 15 percent of compensation, subject to certain limitations.  Under this plan, the Company matches a portion of employee deferrals.  Total company contributions to the plan for the years ended December 31, 2011 and 2010 were approximately $37,023 and $26,600, respectively.

Note 17 - Advertising:

The Company expenses advertising costs as incurred.  Advertising expenses for the years ended December 31, 2011 and 2010 were $15,140 and $9,026, respectively.

Note 18 - Major Customers:

Approximately 42 and 50 percent of total revenues were earned from the Company’s top three customers for the years ended December 31, 2011 and 2010, respectively.

(F-25)

Note 19 - Segment Information:

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

Note 20 - Pro-Forma Financial Information:

The following unaudited pro-forma data summarizes the results of operations for the years ended December 31, 2010 as if the purchase of Intronic Solutions Group, LLC and Q5Group, Inc. had all been completed January 1, 2010.  The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2010.

	December 31, 2010
Net revenues	$20,639,195
Operating income	104,341
Net loss per share – basic	(0.03	) *
Net loss per share- diluted	(0.03	) *

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

Note 21 – Related Party Transactions:

On March 3, 2011, 240,000 warrants were issued to another Board member for consulting services.  The warrants are exercisable at $0.77 and expire on March 3, 2016. The grant date estimated fair value of the options of $44,160, included in selling, general and administrative expenses on the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions:  a risk free interest rate of 4.40 percent, an estimated volatility of 8.67 percent and no dividend yield.

On September 23, 2011, the Company paid two Board members $50,000 each for their consulting services directly related to evaluating and assisting on acquisition targets.

Note 22 – Subsequent Events:

                On January 5, 2012, the Company advanced GHH the remaining amount under the $300,000 Secured Convertible Note Receivable for project financing in the amount of $113,818 to the maximum funding under that Note.  On February 9, 2012, the Company amended the $140,000 Secured Convertible Note Receivable from GHH, for advances to pay merger and acquisition related expenses, to a maximum of $200,000 and advanced an additional $15,000.

On January 31, 2012, the Company declared dividends on its 7% Series B Convertible Preferred Stock and on its Series C Convertible Preferred Stock, also bearing a 7% coupon rate.  The dividends totaled $58,718 and $262,500, respectively, and the Company paid the dividends in common stock of the Company.  On February 6,

(F-26)

2012, the Company issued 61,338 shares to the 7% Series B Convertible Preferred Stockholders. On February 6, 2012, the Company issued 354,730 shares to the Series C Convertible Preferred Stockholders.

On February 10, 2012, the Company amended the Agreement with ERMS providing that the additional 82,192 in stock options and the additional payment of $30,000 can be made in cash, stock or stock options at the Company’s discretion by February 10, 2013, if the ERMS business reporting unit gross revenue is equal to or greater than $2,000,000 and gross margin is at least 30% for the 2012 calendar year.  On February 10, 2012, the Company issued 82,192 of these options at an option price of $1.00 per share as outlined in Note 1.

On February 1, 2012, the Company and the financial institution entered into a loan modification under its line of credit with the following changes to the loan agreement: i) the maturity date is July 24, 2012, ii) the interest rate changed to 30 day LIBOR plus 3.5%, iii) two of the executives previously guaranteeing the loan were removed from their personal guarantees, and iv) the Company assigned the cash surrender value to life insurance policies as additional collateral.  The Company paid $4,251 in loan fees and expenses associated with this modification.

        On March 5, 2012, the Company consummated its Agreement of Plan and Merger (“Merger Agreement”) with GreenHouse Holdings, Inc. (“GHH”).   On December 2, 2011, the Company had entered into an Agreement and Plan of Merger with GHH. GHH is a provider of energy efficiency and sustainable facilities services and solutions and audits, designs, engineers and installs products and technologies that enable its clients to reduce their energy costs and carbon footprint. GHH has two business segments, energy efficiency solutions (‘‘EES’’) and sustainable facilities solutions (‘‘SFS’’). GHH is focused on industrial, commercial, government and military markets in the United States and abroad. Substantially all of GHH’s revenue has historically come from its EES business segment to this point, but GHH anticipates that the SFS business segment will be a significant contributor in 2012 and thereafter.

       As a starting point for calculation purposes, common stock of Premier representing approximately 40% of the fully diluted Premier common stock (excluding Premier options and warrants) after issuance of the same was used, subject to contractual adjustments in the Agreement and Plan of Merger, the assumptions thereon and as outlined below, resulted in a substantial reduction of such 40%. As part of the 40%, 1,331,188 shares, which otherwise would be delivered to the controlling shareholders of GHH, and certain officers and directors, will not be delivered following the merger, but will be delivered to an escrow agent, to be delivered by the escrow agent at a later date upon the achievement of certain revenue goals and the satisfaction of certain indemnification obligations. If the Escrow Shares are issued, GHH stockholders will own 30.2% of the combined company.

       If such shares are not issued, GHH stockholders will own 26.0% of the combined company. Premier holds GHH convertible debt and will deduct the Premier shares allocable to the conversion of such debt from such 40% amount. The following debt existing on the Closing of the Merger: (a) accounts payable 60 days or older; (b) the $500,000 convertible Note, plus accrued interest; (c) advances from Premier to GHH for transaction expenses (the $140,000 convertible Note – amended February 9, 2012 to provide for borrowings up to $200,000, plus accrued interest );and (d) project financing from Premier to GHH (the $300,000 convertible Note, plus accrued interest) will be deemed to be the equivalent of that number of shares of GHH common stock derived by dividing the same by 70% of the volume weighted average price of GHH common stock for the 20 days prior to the Closing Date, and the number of shares of Premier common stock into which the same would have been converted on the merger shall was deducted from the 40% figure discussed above.

The following table illustrates the calculation of the number of Premier shares issued to GHH stockholders in connection with the consummation of the acquisition:

(F-27)

Number of Premier Shares Issued
Premier Shares at 40% of the Fully Diluted Premier Common Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(a)	10,966,121
Less: Premier Deemed Ownership of GHH stock, then Premier stock, based on GHH indebtedness to Premier, GHH accounts payable greater than 60 days and other GHH indebtedness assumed by Premier	(b)	(3,851,639)
Net Shares Issued to GHH Stockholders . . . . .	(c)	7,114,482
GHH Common Stock Outstanding at March 5, 2012 – Date of Closing	(d)	50,983,485
Exchange Ratio [ (c) / (d) ]	(e)	0.13954156

(a) As defined in the Agreement and Plan of Merger, common stock of Premier representing 40% of the fully diluted Premier common stock (excluding Premier options and warrants) after issuance of same		16,449,181	60%
Starting point for calculation @ 40%		10,966,121	40%

(b) The Agreement of Plan and Merger provided that all indebtedness to Premier (the $500,000 convertible Note, plus accrued interest, the $300,000 project financing convertible Note, plus accrued interest and the $140,000 transaction expenses convertible Note, plus accrued interest – amended February 9, 2012 to allow borrowings up to $200,000), along with GHH accounts payable over 60 days, and other certain GHH indebtedness) outstanding at the date of the merger to be deemed to be the equivalent to that number of GHH common stock derived by dividing the same by 70% of the volume weighted average price (“VWAP”) of GHH common stock for the 20 days prior to the Closing Date. The 20 day VWAP up to the date of Closing was $0.09357852, and 70% was $0.06550496.

(c) Includes 1,331,188 shares, issued to certain GHH affiliates. If such shares are issued, GHH stockholders will own 30.2% of the combined company. If such shares are not issued, GHH stockholders will own 26.0% of the combined company.

(e) This represents the Exchange Ratio or the number of shares of Premier shares each GHH stockholder will receive for each GHH share held immediately prior to Closing.

(F-28)