Form 10-Q/A
period 2011-03-31
PREMIER ALLIANCE GROUP, INC.
filed 2012-05-15
CIK 1272550

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on May 16, 2011, is to file a restated Balance Sheet, Statement of Operations, Statement of Cash Flows, footnote disclosures and Management’s Discussion and Analysis or Plan of Operation due to the compounding effect of a single error in the volatility and risk free interest estimates used in the underlying Black-Scholes formula the Company utilizes for its estimate of the valuation of the following non-cash items: i) the derivative liability valuation of detachable warrants at each balance sheet date, and the change thereto, which change directly impacts the statement of operations, and ii) the measurement of compensation expense associated with the issuance of stock options and stock warrants, which also directly impacts the statement of operations, to properly reclassify derivative liability from current to long-term liabilities, and for additional information in Item 4T Controls and Procedures.  This restatement has no effect on our cash flow or liquidity.
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

PART I
FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

PREMIER ALLIANCE GROUP, INC.
BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2011	2010
	(Restated)
ASSETS

CURRENT ASSETS:
Cash	$4,091,653	$404,588
Accounts receivable	2,304,045	2,279,952
Marketable securities	34,310	31,748
Deferred tax asset – current portion	57,000	39,000
Income tax receivable	94,957	0
Prepaid expenses and other current assets	35,441	61,420

Total current assets	6,617,406	2,816,708

PROPERTY AND EQUIPMENT - at cost less
accumulated depreciation	81,830	83,827

OTHER ASSETS:
Goodwill	2,894,075	2,894,075
Intangible assets - net	530,251	439,709
Investment in equity-method investee	177,045	177,762
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers’ life insurance	425,776	407,403
Deferred tax asset	698,000	0
Deposits and other assets	20,025	20,025

Total other assets	4,845,172	4,038,974

TOTAL ASSETS	$11,544,408	$6,939,509

See Notes to Financial Statements

	(Unaudited)
	March 31,	December 31,
	2011	2010
	(restated)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable	$0	$339,000
Current portion of long-term debt	572,094	531,653
Convertible debenture	36,090	12,735
Accounts payable	456,214	450,084
Accrued expenses	939,342	779,536
Income taxes payable	0	0

Total current liabilities	3,815,616	2,184,658

NONCURRENT LIABILITIES:
Long term debt – net of current portion	19,362	22,177
Derivative liability	1,811,876	71,650
Deferred tax liability	133,000	119,000

Total noncurrent liabilities	1,964,238	212,827

COMMITMENTS AND CONTINGENCIES	0	0

STOCKHOLDERS' EQUITY:
Class A convertible preferred stock, $.001
par value, 5,000,000 shares authorized,
0 shares issued and outstanding	0	0
Class B convertible preferred stock, $.001
par value, 2,000,000 shares authorized,
1,200,000 shares issued and outstanding	1,200	1,200
Class C convertible preferred stock, $.001
par value, 2,500,000 shares authorized,
2,380,952 shares issued and outstanding	2,381	0
Common stock, $.001 par value, 45,000,000
shares authorized, 7,967,992 shares
issued and outstanding	7,968	7,968
Additional paid-in capital	10,836,685	5,888,399
Accumulated deficit	(3,271,804)	(1,283,893)

Total stockholders’ equity	7,576,430	4,613,674

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,544,408	$6,939,509

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)
	Three months	Three months
	ended	ended
	March 31, 2011	March 31, 2010
	(restated)

NET REVENUE	$4,833,770	$2,875,359
OPERATING EXPENSES:
Cost of revenues	3,687,116	2,276,733
Selling, general and administrative	1,416,252	611,393
Depreciation	5,764	1,191
Total operating expenses	5,109,132	2,889,317
INCOME FROM OPERATIONS	(275,362)	(13,958)

OTHER (EXPENSE) INCOME:
Interest expense, net	(72,307)	(2,828)
Gain (loss) on marketable securities	2,561	354
Officers’ life insurance	18,373	17,080
Equity in net (loss) income of
equity-method investee	(717)	(8,073)
Derivative income	291,051	0
Other income	0	2,475
Total other (expense) income	238,961	9,008

LOSS BEFORE INCOME TAXES	(36,401)	(4,950)
INCOME TAX BENEFIT	6,510	10,998

NET INCOME (LOSS)	(29,891)	6,048
PREFERRED STOCK DIVIDENDS	(44,429)	0
DEEMED DIVIDEND ON PREFERRED STOCK	(1,913,592)	0
NET INCOME (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS	$(1,987,912)	$6,048
Net income (loss) per share
Basic	$ (0.25)	$0.00
Diluted	$ (0.25)	$0.00
Weighted average number of shares
Basic	7,967,992	6,142,422
Diluted	7,967,992	6,238,035

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011	2010
	(restated)
Cash flows from operating activities:
Net income (loss)	$(29,891)	$6,048
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	85,979	5,392
(Increase) Decrease of cash surrender value
of officers’ life insurance	(18,373)	(17,080)
Income from change in value of derivatives	(291,051)	0
Deferred income taxes	80,000	(13,000)
Stock issued for services	59,328	0
Equity in loss(gain) of equity-method investee	717	8,073
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(24,092)	(308,138)
(Increase) Decrease in marketable securities	(2,562)	(355)
Decrease (Increase) in prepaid expenses	25,979	16,082
Decrease in deposits and other assets	0	0
Increase (Decrease) in accounts payable	6,130	39,888
Increase (Decrease) in accrued expenses	159,804	123,274
(Decrease) Increase in income taxes receivable	(94,957)	0
Increase (Decrease)in income taxes payable	0	(25,184)
Net cash provided by (used in) operating activity	(42,989)	(165,000)

Cash flows from investing activities:
Acquisitions	(60,000)	0
Purchases of property and equipment	(3,767)	0
Net cash used in investing activities	(63,767)	0

Cash flows from financing activities:
Additional paid in Capital	0	0
Common Stock	0	0
Preferred stock	4,215,065	0
Dividends	(44,429)	0
(Payments)/Issuance of convertible debentures	(35,000)	0
Net (payments)/ proceeds from long-term debt	(2,815)	0
Payments (proceeds) on line of credit	(339,000)	174,000
Net cash provided by (used in) financing activities	3,793,821	174,000

Net increase in cash	3,687,065	9,000

Cash - beginning of period	404,588	0

Cash - end of period	$4,091,653	$9,000

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

The financial statements as of March 31, 2011 and for the three months then ended have been restated to give effect to a restatement of all financial statement line items impacted by the error in the valuation formula of derivatives, stock options and stock warrants issued. This restatement has no effect on cash flow or liquidity.

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

Additional consideration will be paid on January 15, 2012, subject to certain conditions, as follows: If the purchased Unit of Premier achieves $2,000,000 in gross revenue in 2011 and has a minimum gross margin of 30%, an additional 82,192 stock options and $30,000 of cash will be paid.  The Company also entered into employment agreements with the principal which included $20,000 for execution of a non-competition agreement.  The employment agreements contain cash and stock option bonuses, and stock option incentives based on achieving certain target revenues.  The estimated fair value of the total options to be issued in the deal of $11,959 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 3.36 percent, an estimated volatility of 28.7 percent and no dividend yield.  The value of these warrants were capitalized as part of the purchase consideration of the business acquired .  The total present value of all consideration expected to be paid as part of this agreement was $112,400 and has been recorded as a customer relationship intangible asset to be amortized over its expected useful life of four years.

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

	Three months ended March 31, 2011		Three months ended March 31, 2010
Net revenues	$4,833,770		$4,849,900
Operating income	(275,362)		11,798
Net (loss) income per share – basic	(0.25	) *	0.00
Net (loss) income per share- diluted	(0.25	) *	0.00

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

* - accounts for a deemed dividend related to the preferred stock issuance, which substantially increases net loss available to common stockholders.

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

On March 3, 2011, the Company closed an offering of its securities to accredited investors.  The Company sold 2,380,952 shares of Series C Preferred Stock and 7,142,856 warrants and for gross proceeds of $5,000,000. In connection with the sale of these securities $650,000 was paid and 714,285 warrants were issued, with an exercise price of $0.77, to a registered broker.  In addition a $100,000 advisory fee was paid and 360,000 warrants, with an exercise price of $0.77 were paid to a registered broker.  The issuance of these preferred shares contained an embedded beneficial conversion feature and the intrinsic value of this feature of $1,913,592 was recorded as a deemed dividend to preferred shareholders.

The 8,217,141 warrants issued in connection with the preferred stock contain full-ratchet anti-dilution provisions that require them to be recorded as a derivative instrument. The fair market value of the warrants at the issuance date of $2,031,277 was recorded as a derivative liability, and as a reduction to the additional paid in capital of $1,249,277, with a corresponding deferred tax asset of $782,000.  The derivative liability was adjusted to the fair market value of the warrants at March 31, 2011, of $1,719,026, with the change in value of $312,251 being recorded as derivative income on the statement of operations.

Note 7 –Convertible Debenture:

On May 21, 2010, the Company issued a 9 percent senior secured convertible debenture in the principal amount of $350,000 with an 8 percent original issue discount of $28,000 (the “Debenture”). Interest is payable monthly. Beginning January 2011, monthly principal payments of $17,500 are due. The remaining balance at November 2011 of $175,000 is due in full. The debenture is convertible at a conversion value of $0.70 per share. The Debenture was issued with 500,000 detachable warrants with an exercise price of $0.77 and expires in five years and contains full-ratchet and other standard anti-dilution protections. The Debenture is subordinate to the Company’s line of credit, and is secured by all the Company’s assets. In connection with the Debenture issuance, the Company issued the debenture holder 40,000 shares of common stock for $40 and paid a commitment fee of $20,000.  Legal fees associated with the transaction totaled $18,000.

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

The derivative liability was adjusted at March 31, 2011 to the fair market value of the warrants of $92,850, with the resulting loss of $21,200 being recorded on the statement of operations for the three months ended March 31, 2011.

Note 8 – Stock Options and Warrants:

As discussed in Note 3, on January 1, 2011, the Board granted an aggregate of 82,192 incentive stock options under the 2008 Stock Incentive Plan to one employee.  The options have no vesting schedule and are exercisable at $1.00 per share and the options expire in 2021. The options were granted as purchase of customer accounts related to the employment contract of the individual hired.  The estimated fair value of the options of $11,959 was calculated using the Black-Scholes valuation method with the following assumptions: a risk free interest rate of 3.36 percent, an estimated volatility of 28.7 percent and no dividend yield.  The value of these warrants were capitalized as part of the purchase consideration of the business acquired.

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

On March 3, 2011 the Board granted an aggregate of 240,000 warrants to a consultant for strategic consulting services.  The warrants are exercisable at $0.77 and expire on March 3, 2016.  The Company accounted for the issuance of the options in accordance with FASB ASC 718 “Compensation-Stock Compensation” that requires the recognition of compensation expense in the financial statements based on the grant date fair value of the options.  The estimated fair value of the warrants of $59,328 was calculated using the Black-Scholes valuation method with the following assumptions: a risk free interest rate of 2.3 percent, an estimated volatility of 28.4 percent and no dividend yield.

As discussed in Note 6, a total of 7,142,856 warrants were issued in the quarter ended March 31, 2011 directly associated with the Class C convertible preferred stock. Additionally, 1,074,285 warrants were issued as commission on the sale of these securities.

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

General and administrative (G&A) expenses were $1,416,000 or 29.2% of revenue for the three months ended in Mach 31, 2011, as compared to $612,000 or 21.3% for the same period in 2010.  Most of the key G&A expense items including rent, professional services (legal, accounting, consulting), telecommunication, business insurance, benefits, and travel were managed effectively and increases were primarily offset by decreases within these categories.  The overall increase expense in G&A was mainly attributed to an increase in overhead from the ISG and Q5 acquisitions.

Operating loss for the three months ended in March 31, 2011, was  $275,362 as compared to a loss of $13,958 for the same period in 2010.  The operating loss for the period included one time expenses related to funding and M&A activity that totaled approximately $232,000.

Other income and expense consisted of net income of $238,961 for the three months ended in March 31, 2011, compared to net income of $9,000 for the same period in 2010.  The net income is primarily attributable to four items: 1) derivative income related to fair value of warrants issued of $291,051 , 2) debt expense recorded for convertible debenture, related to funding, of $58,355, 3) an increase in value of life insurance policies based on market fluctuation of $18,373, and 4) interest expense of $15,402.

The effective income tax benefit for the first three months of 2011 is 18% compared to an effective income tax credit of 222% for the same period in 2010. The change in rate is primarily a result of permanent differences of officer’s life insurance.

Three months ended in March 31, 2011 resulted in a net loss of $29,891  compared with net income of $6,048 for the same period in 2010.  The earnings per share is impacted by a deemed dividend that is recorded as a non cash charge item, however this creates a loss per basic and diluted share of ($0.25 ) for the period ending March 31, 2011 compared to $.00 per basic and diluted share for the same period in 2010.

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

Financial Condition and Liquidity

As of March 31, 2011, we had cash and cash equivalents of $4,091,653 representing an increase of $3,687,065 from December 31, 2010 . Net working capital at March 31, 2011, was $4,613,666 , as compared to $703,700 on December 31, 2010. Current assets at March 31, 2011, were $6,617,406.    We had long-term debt of $1,964,238, comprised primarily of a derivative liability  of $1,811,876 representing the current fair value of detachable stock warrants outstanding.   Shareholders’ equity as of March 31, 2011, was $7,576,430 which represented 65.6% of total assets.

During the three months ended March 31, 2011, the net cash used by operating activities was $43,000 and was primarily a result of increases in income taxes receivable of $95,000, accounts receivable of $24,000, cash surrender value of officers’ life insurance of $18,000, and income from change in value of derivatives of $291,000 offset by increases in accounts payable and accrued expenses of $166,000, issuance of stock warrants for services of $59,000, tax deferred assets of $80,000, a decrease in prepaid expenses of $26,000, with depreciation and amortization expense of $86,000.

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

Item 4T. Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the" Exchange Act"), the Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report in reaching a reasonable level of assurance that the information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.   Management has determined that errors existed in key inputs to the Black Scholes model, the key valuation tool for our derivatives and stock warrants and stock options issued, thus requiring restatement of previously issued financial statements.  In light of the weakness in internal controls over financial reporting giving rise to this error, the CEO and Principal Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

PREMIER ALLIANCE GROUP, INC.
(Registrant)
DATE: May 15, 2012	By:	/s/ Mark S. Elliott
Mark S. Elliott
President (Chief Executive Officer)

DATE: May 15, 2012	By:	/s/ Larry W. Brumfield
Larry W. Brumfield
Chief Financial Officer and
Principal Financial Officer