Form 10-Q/A
period 2011-06-30
PREMIER ALLIANCE GROUP, INC.
filed 2012-05-15
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 3

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

EXPLANATORY NOTE

This Amendment No. 3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on August 15, 2011, restated and filed on January 5, 2012 and January 19, 2012, is to file a restated Balance Sheet, Statement of Operations, Statement of Cash Flows, footnote disclosures and Management’s Discussion and Analysis or Plan of Operation due to the compounding effect of a single error in the volatility and risk free interest estimates used in the underlying Black-Scholes formula the Company utilizes for its estimate of the valuation of the following non-cash items: i) the derivative liability valuation of detachable warrants at each balance sheet date, and the change thereto, which change directly impacts the statement of operations, and ii) the measurement of compensation expense associated with the issuance of stock options and stock warrants, which also directly impacts the statement of operations, to properly reclassify derivative liability from current to long-term liabilities, and for additional information in Item 4T Controls and Procedures.  This restatement has no effect on our cash flow or liquidity.

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

PART I
FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

PREMIER ALLIANCE GROUP, INC.
BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2011	2010
	(restated)
ASSETS

CURRENT ASSETS:
Cash	$3,975,571	$404,588
Accounts receivable	2,347,803	2,279,952
Marketable securities	32,854	31,748
Deferred tax asset – current portion	68,000	39,000
Income tax receivable	185,301	0
Prepaid expenses and other current assets	157,882	61,420

Total current assets	6,767,411	2,816,708

PROPERTY AND EQUIPMENT - at cost less
accumulated depreciation	87,570	83,827

OTHER ASSETS:
Goodwill	2,894,075	2,894,075
Intangible assets - net	483,276	439,709
Investment in equity-method investee	174,161	177,762
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers’ life insurance	415,318	407,403
Deferred tax asset	820,000	0
Deposits and other assets	14,855	20,025

Total other assets	4,901,685	4,038,974

TOTAL ASSETS	$11,756,666	$6,939,509

See Notes to Financial Statements

	(Unaudited)
	June 30,	December 31,
	2011	2010

	(restated)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable	$195,000	$339,000
Current portion of long-term debt	572,094	531,653
Convertible debenture	45,967	12,735
Accounts payable	634,605	450,084
Accrued expenses	863,897	779,536
Income taxes payable	0	0

Total current liabilities	2,311,563	2,113,008

NONCURRENT LIABILITIES:
Long term debt – net of current portion	16,519	22,177
Derivative liability	2,129,702	71,650
Deferred tax liability	84,000	119,000

Total noncurrent liabilities	2,230,221	212,827

COMMITMENTS AND CONTINGENCIES	0	0

STOCKHOLDERS' EQUITY:
Class A convertible preferred stock, $.001
par value, 5,000,000 shares authorized,
0 shares issued and outstanding	0	0
Class B convertible preferred stock, $.001
par value, 2,000,000 shares authorized,
1,200,000 shares issued and outstanding	1,200	1,200
Class C convertible preferred stock, $.001
par value, 2,500,000 shares authorized,
2,380,952 shares issued and outstanding	2,381	0
Common stock, $.001 par value, 45,000,000
shares authorized, 8,092,992 shares
issued and outstanding	8,093	7,968
Additional paid-in capital	11,100,163	5,888,399
Accumulated deficit	(3,896,955)	(1,283,893)

Total stockholders’ equity	7,214,882	4,613,674

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,756,666	$6,939,509

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)
	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Restated)	(Restated)	(Restated)	(Restated)
NET REVENUE	$4,213,681	$3,971,927	$9,047,451	$6,847,286
OPERATING EXPENSES:
Cost of revenues	3,065,949	3,082,290	6,753,065	5,359,023
Selling, general and administrative	1,594,815	843,312	3,011,067	1,454,704
Depreciation	6,311	1,818	12,075	3,010
Total operating expenses	4,667,075	3,927,420	9,776,207	6,816,737
INCOME (LOSS) FROM OPERATIONS	(453,394)	44,507	(728,756)	30,549

OTHER (EXPENSE) INCOME:
Interest expense, net	(33,589)	(35,085)	(105,895)	(37,913)
Loss on extinguishment	(80,316)	0	(80,316)	0
Officers’ life insurance	(10,458)	(52,182)	7,915	(35,101)
Equity in net (loss) income of
equity-method investee	(2,884)	(94)	(3,601)	(8,167)
Derivative (expense) income	(317,826)	0	(26,775)	0
Other income	954	(1,763)	3,514	1,066
Total other (expense) income	(444,119)	(89,124)	(205,158)	(80,115)

(LOSS) BEFORE INCOME TAXES	(897,513)	(44,617)	(933,914)	(49,566)
INCOME TAX BENEFIT (EXPENSE)	272,362	(13,916)	278,872	(2,918)

NET INCOME (LOSS)	(625,151)	(58,533)	(655,042)	(52,484)
PREFERRED STOCK DIVIDENDS	0	0	(44,429)	0
DEEMED DIVIDEND ON PREFERRED STOCK	0	(260,229)	(1,913,592)	(260,229)
NET INCOME (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS	$(625,151)	$(318,762)	$(2,613,063)	$(312,713)
Net income (loss) per share
Basic	$(0.08)	$(0.05)	$(0.33)	$(0.04)
Diluted	$(0.08)	$(0.05)	$ (0.33)	$(0.04)
Weighted average number of shares
Basic	8,041,618	6,628,820	8,005,009	7,111,009
Diluted	8,041,618	6,628,820	8,005,009	7,111,009

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	2011	2010
	(Restated)
Cash flows from operating activities:
Net (loss) income	$(655,042)	$(52,484)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	173,823	39,996
(Increase) Decrease of cash surrender value
of officers’ life insurance	(7,915)	35,101
Income from change in value of derivatives	26,775	0
Loss on extinguishment	80,316	0
Deferred income taxes	(102,000)	(19,000)
Stock option / warrant expense	235,431	47,805
Stock issued for services	0	0
Equity in loss(gain) of equity-method investee	3,601	8,167
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(67,850)	(787,061)
(Increase) Decrease in marketable securities	(1,106)	1,408
(Increase) Decrease in prepaid expenses	(96,462)	(34,161)
Decrease in deposits and other assets	5,170	0
Increase (Decrease) in accounts payable	184,521	97,116
Increase (Decrease) in accrued expenses	84,361	272,503
(Decrease) Increase in income taxes receivable	(185,301)	0
Increase (Decrease)in income taxes payable	0	(10,259)
Net cash provided by (used in) operating activity	(321,678)	(400,869)

Cash flows from investing activities:
Acquisitions	(60,000)	(300,000)
Purchases of property and equipment	(15,818)	0
Net cash used in investing activities	(75,818)	(300,000)

Cash flows from financing activities:
Additional paid in Capital	0	0
Common Stock	0	40
Preferred stock	4,215,065	609,630
Dividends	(44,429)	0
(Payments)/Issuance of convertible debentures	(52,500)	284,000
Net (payments)/ proceeds from long-term debt	(5,657)	0
Net (payments)/ proceeds on line of credit	(144,000)	415,000
Net cash provided by (used in) financing activities	3,968,479	1,308,670

Net increase in cash	3,570,983	607,801

Cash - beginning of period	404,588	0

Cash - end of period	$3,975,571	$607,801

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

The company has restated the Statement of Operations for the three and six months ended June 30, 2010 to record deemed dividends to preferred stockholders of $260,229.  For the three months ended June 30, 2010, this changed reported net loss available to common stockholders from $58,533 to $318,762 and loss per share from ($.01) to ($.05).  For the six months ended June 30, 2010, this changed reported net loss available to common stockholders of $52,484 to $312,713 and loss per share from ($.01) to ($.04).  This restatement affects only Net Income (Loss) Available to Common Stockholders, and has no effect on cash flows or liquidity, nor effects our financial position at the end of the respective restated periods.

The financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 have been restated to give effect to a restatement of all financial statement line items impacted by the error in the valuation formula of derivatives, stock options and stock warrants issued. This restatement has no effect on cash flow or liquidity.

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

Additional consideration will be paid on January 15, 2012, subject to certain conditions, as follows: If the purchased Unit of Premier achieves $2,000,000 in gross revenue in 2011 and has a minimum gross margin of 30%, an additional 82,192 stock options and $30,000 of cash will be paid.  The Company also entered into employment agreements with the principal which included $20,000 for execution of a non-competition agreement.  The employment agreements contain cash and stock option bonuses, and stock option incentives based on achieving certain target revenues.  The estimated fair value of the total options to be issued in the deal of $11,959 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 3.36% , an estimated volatility of 28.7% and no dividend yield.  The total present value of all consideration expected to be paid as part of this agreement was $112,400 and has been recorded as a customer relationship intangible asset to be amortized over its expected useful life of four years.

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

	Three months ended June 30, 2010		Six months ended June 30, 2010
Net revenues	$5,008,726		$9,858,626
Operating (loss) income	(35,181)		(23,383)
Net (loss) income per share - basic	(0.04	) *	( 0.04	) *
Net (loss) income per share - diluted	(0.04	) *	(0.04	) *

	Three months ended June 30, 2011		Six months ended June 30, 2011
Net revenues	$4,213,681		$9,047,451
Operating (loss) income	(453,394)		(728,756)
Net (loss) income per share – basic	(0.08	) *	(0.33	) *
Net (loss) income per share- diluted	(0.08	) *	(0.33	) *

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

On March 3, 2011, the Company closed an offering of its securities to accredited investors.  The Company sold 2,380,952 shares of Series C Preferred Stock and 7,142,856 warrants for gross proceeds of $5,000,000. In connection with the sale of these securities $650,000 was paid and 714,285 warrants were issued, with an exercise price of $0.77, to a registered broker.  In addition a $100,000 advisory fee was paid and 360,000 warrants, with an exercise price of $0.77 were paid to a registered broker.  The issuance of these preferred shares contained an embedded beneficial conversion feature and the intrinsic value of this feature of $1,913,952 was recorded as a deemed dividend to preferred shareholders.

The 8,217,141 warrants issued in connection with the preferred stock contain full-ratchet anti-dilution provisions that require them to be recorded as a derivative instrument. The fair market value of the warrants at the issuance date of $2,031,277 was recorded as a derivative liability as a reduction to the additional paid in capital of $1,249,277 with a corresponding deferred tax asset of $782,000 .  The derivative liability was adjusted to the fair market value of the warrants at June 30, 2011, of $2,018.952 , with the change in value during the three and six months ended June 30, 2011 of $299,926 and $(12,325), respectively, being recorded as derivative income (expense) on the statement of operations.

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

The derivative liability was adjusted to the fair market value of the warrants at June 30, 2011, of $110,750 , with the change in value of $ 17,900 and $39,100   being recorded as derivative expense on the statement of operations for the three and six months ended June 30, 2011.

Note 8 – Stock Options and Warrants:

As discussed in Note 3, on January 1, 2011, the Board granted an aggregate of 82,192 incentive stock options under the 2008 Stock Incentive Plan to one employee.  The options have no vesting schedule and are exercisable at $1.00 per share and the options expire in 2021. The options were granted as purchase of customer accounts related to the employment contract of the individual hired.  The estimated fair value of the options of $11,959 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 3.36% , an estimated volatility of 28.7 % and no dividend yield.

On June 1, 2011, the Board granted an aggregate of 150,000 incentive stock options under the 2008 Stock Incentive Plan to one executive employee.  The options have no vesting schedule and are exercisable at $1.10 per share and the options expire in 2021. The estimated fair value of the options of $63,645 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 2.96% , an estimated volatility of 28.0%   and no dividend yield.

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

On March 3, 2011 the Board granted an aggregate of 240,000 warrants to a consultant for strategic consulting services.  The warrants are exercisable at $0.77 and expire on March 3, 2016.  The Company accounted for the issuance of the warrants in accordance with FASB ASC 718 “Compensation-Stock Compensation” that requires the recognition of compensation expense in the financial statements based on the grant date fair value of the warrants.  The estimated fair value of the warrants of $59,328 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 2.3% , an estimated volatility of 28.4% and no dividend yield.

As discussed in Note 6, a total of 7,142,856 warrants were issued in the quarter ended March 31, 2011 directly associated with the Class C convertible preferred stock. Additionally, 1,074,285 warrants were issued as commission on the sale of these securities.

On May 2, 2011 the Board granted an aggregate of 50,000 warrants to an Investor Relations/Public Relations firm for strategic consulting services.  The warrants are exercisable at $1.10 and expire on May 2, 2016.  The Company accounted for the issuance of the warrants in accordance with FASB ASC 718 “Compensation-Stock Compensation” that requires the recognition of compensation expense in the financial statements based on the grant date fair value of the warrants.  The estimated fair value of the warrants of $12,740 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 1.96%, an estimated volatility of 28.2 % and no dividend yield.

On June 1, 2011 the Board granted an aggregate of 33,000 warrants to a search firm for consulting services related to board members.  The warrants are exercisable at $1.10 and expire on June 1, 2016.  The Company accounted for the issuance of the warrants in accordance with FASB ASC 718 “Compensation-Stock Compensation” that requires the recognition of compensation expense in the financial statements based on the grant date fair value of the warrants.  The estimated fair value of the warrants of $8,329 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 1.60%, an estimated volatility of 28.0 % and no dividend yield.

On June 10, 2011 the independent Board Members were compensated with an aggregate of 250,000 warrants, 50,000 to each member for joining the board.  The warrants are exercisable at $1.05 and expire on June 10, 2016.  The Company accounted for the issuance of the warrants in accordance with FASB ASC 718 “Compensation-Stock Compensation” that requires the recognition of compensation expense in the financial statements based on the grant date fair value of the warrants.  The estimated fair value of the warrants of $71,200 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 2.99%, an estimated volatility of 28.0 % and no dividend yield.

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

General and administrative (G&A) expenses were $1,600,000 or 37.9 % of revenue for the three months ended in June 30, 2011, as compared to $845,000 or 21.3% for the same period in 2010. For the 2011 year-to-date period, it was 33.3 % as compared to 21.3% for the 2010 year-to-date, G&A expenses in 2011 include stock option expenses of $235,431 and expenses related to funding and M&A activity of $357,000.  Other G&A expenses were mostly comparable after accounting for the additional overhead and infrastructure associated from the M&A activity, with increases in professional services (accounting, legal), overhead wages, corporate travel, and network/telephone expense. New expenses related to a branding/marketing effort across the enterprise as well as an investor relations and public relations initiative accounted for expenses of $65,000.

Operating loss for the three months ended in June 30, 2011, was $453,000 as compared to income of $44,000 for the same period in 2010.  For the 2011 year-to-date period, the operating loss was $729,000 compared to operating income of $30,000 for the 2010 year-to-date period. For 2011, the operating income included a non-cash charge of $235,431 for stock option/warrant expense for Directors, consultants and employees as well as included one- time expenses related to funding and M&A activity that totaled approximately $357,000.

Other income and expense, net, consisted of a loss of $444,000 for the three months ended in June 30, 2011, compared to a loss of $89,000 for the same period in 2010.  For the 2011 year-to-date period, the loss was $205,000 compared to a loss of $80,000 for the 2010 year-to-date period.   The loss in 2011 is mostly attributable to: 1) recording of a non-cash charge of interest expense - debt discount, associated with a convertible debenture funding event of $35,000 for the three months ended June 30, 2011 and $93,000 for the 2011 year-to-date period and 2) Loss on Extinguishment expense related to the conversion of convertible debt of $80,000 for the three months ended June 30, 2011 and for the year-to-date period.

The effective income tax benefit for the first six months of 2011 is 30% compared to an effective income tax expense of 6% for the same period in 2010. The change in rate is primarily the result of permanent differences of officer’s life insurance and the non-cash charges for interest expense – debt discount, stock options and warrants expense, derivative expense and loss on extinguishment expense.

Net Loss for the three months ended in June 30, 2011, was $625,200 or ($.08) per diluted share, compared with a net loss of $58,500 for the same period in 2010, or ($.05) per diluted share when accounting for the deemed dividend on preferred stock. For the 2011 year-to-date period, net loss was $655,000 compared to net loss of $52,500 for the 2010 year-to-date period.

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

Financial Condition and Liquidity

As of June 30, 2011, we had cash and cash equivalents of $3,975,571 representing an increase of $3,570,983 from December 31, 2010 . Net working capital at June 30, 2011, was $4,455,848 , as compared to $703,700 on December 31, 2010 . Current assets at June 30, 2011, were $6,767,411 .  We had noncurrent liabilities of $2,230,221 comprised primarily of a derivative liablity of $2,129,702 representing the current fair value of oustanding detachable stock warrants .  Shareholders’ equity as of June 30, 2011, was $7,214,882 , which represented 61% of total assets.

During the six months ended June 30, 2011, the net cash used by operating activities was $321,678 and was primarily a result of increases in accounts receivable of $68,000, net deferred tax assets of $102,000 , prepaid expenses and other current assets of $96,000, income taxes receivable of $185,000 and an increase in cash surrender value of officers’ life of $7,900 offset by depreciation and amortization of $174,000, issuance of stock warrants of $235,000 , decreases in equity loss of equity-method investee of $3,600, decreases in deposits of $5,200 and increases of accounts payable of $185,000, accrued expenses of $84,000 and a change in value of derivatives of $ 27,000 and loss on extinguishment of $80,000.

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