Form 10-Q/A
period 2011-09-30
PREMIER ALLIANCE GROUP, INC.
filed 2012-05-15
CIK 1272550

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

EXPLANATORY NOTE

This Amendment No. 2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on November 14, 2011, restated and filed on January 5, 2012, is to file a restated Balance Sheet, Statement of Operations, Statement of Cash Flows, footnote disclosures and Management’s Discussion and Analysis or Plan of Operation due to the compounding effect of a single error in the volatility and risk free interest estimates used in the underlying Black-Scholes formula the Company utilizes for its estimate of the valuation of the following non-cash items: i) the derivative liability valuation of detachable warrants at each balance sheet date, and the change thereto, which change directly impacts the statement of operations, and ii) the measurement of compensation expense associated with the issuance of stock options and stock warrants, which also directly impacts the statement of operations, to properly reclassify derivative liability from current to long-term liabilities, and for additional information in Item 4T Controls and Procedures.  This restatement has no effect on our cash flow or liquidity.

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

PART I
FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

PREMIER ALLIANCE GROUP, INC.
BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	(Unaudited)
	September 30,	December 31,
	2011	2010
	(Restated)
ASSETS

CURRENT ASSETS:
Cash	$3,982,073	$404,588
Accounts receivable	2,422,608	2,279,952
Marketable securities	30,304	31,748
Deferred tax asset – current portion	74,000	39,000
Income tax receivable	266,425	0
Prepaid expenses and other current assets	133,774	61,420

Total current assets	6,909,184	2,816,708

PROPERTY AND EQUIPMENT - at cost less
accumulated depreciation	81,393	83,827

OTHER ASSETS:
Goodwill	2,894,075	2,894,075
Intangible assets - net	448,257	439,709
Investment in equity-method investee	173,951	177,762
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers’ life insurance	325,474	407,403
Deferred tax asset	941,000	0
Deposits and other assets	14,855	20,025

Total other assets	4,897,612	4,038,974

TOTAL ASSETS	$11,888,189	$6,939,509

See Notes to Financial Statements

	(Unaudited)
	September 30,	December 31,
	2011	2010
	(Restated)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable	$253,000	$339,000
Current portion of long-term debt	414,894	531,653
Convertible debenture	72,800	12,735
Accounts payable	879,052	450,084
Accrued expenses	992,466	779,536
Income taxes payable	0	0

Total current liabilities	2,612,212	2,113,008

NONCURRENT LIABILITIES:
Long term debt – net of current portion	13,647	22,177
Derivative liability	2,443,297	71,650
Deferred tax liability	52,000	119,000

Total noncurrent liabilities	2,505,944	212,827

COMMITMENTS AND CONTINGENCIES	0	0

STOCKHOLDERS' EQUITY:
Class A convertible preferred stock, $.001
par value, 5,000,000 shares authorized,
0 shares issued and outstanding	0	0
Class B convertible preferred stock, $.001
par value, 2,000,000 shares authorized,
1,200,000 shares issued and outstanding	1,200	1,200
Class C convertible preferred stock, $.001
par value, 2,500,000 shares authorized,
2,380,952 shares issued and outstanding	2,381	0
Common stock, $.001 par value, 45,000,000
shares authorized, 8,106,325 shares
issued and outstanding	8,106	7,968
Additional paid-in capital	11,125,420	5,888,399
Accumulated deficit	(4,370,074)	(1,283,893)

Total stockholders’ equity	6,767,033	4,613,674

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,888,189	$6,939,509

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Sept 30, 2011	Sept 30, 2010	Sept 30, 2011	Sept 30, 2010
	(Restated)		(Restated)

NET REVENUE	$4,604,396	$4,779,321	$13,651,847	$11,626,607
OPERATING EXPENSES:
Cost of revenues	3,361,179	3,582,664	10,114,244	8,941,687
Selling, general and administrative	1,490,974	1,055,785	4,502,041	2,510,489
Depreciation	6,176	3,188	18,251	6,198
Total operating expenses	4,858,329	4,641,637	14,634,536	11,458,374
(LOSS) INCOME FROM OPERATIONS	(253,933)	137,684	(982,689)	168,233

OTHER (EXPENSE) INCOME:
Interest expense, net	(50,470)	(72,889)	(156,365)	(110,802)
Loss on extinguishment			(80,316)
Officers’ life insurance	(89,844)	36,497	(81,929)	1,395
Equity in net (loss) income of
equity-method investee	(210)	(498)	(3,811)	(8,665)
Derivative (expense) income	(313,595)		(340,370)
Other (expense) income	(2,494)	1,215	1,020	2,282
Total other (expense)income	(456,613)	(35,675)	(661,771)	(115,790)

INCOME (LOSS) BEFORE INCOME TAXES	(710,546)	102,009	(1,644,460)	52,443
INCOME TAX BENEFIT (EXPENSE)	237,427	(16,796)	516,299	(19,714)

NET (LOSS) INCOME	(473,119)	85,213	(1,128,161)	32,729
PREFERRED STOCK DIVIDENDS	-	-	(44,429)	-
DEEMED DIVIDEND ON PREFERRED STOCK	-	(13,434)	(1,913,592)	(273,663)
NET (LOSS) INCOME AVAILABLE TO COMMON
STOCKHOLDERS	$(473,119)	$71,779	$(3,086,182)	$(240,934)
Net (loss) income per share
Basic	$(0.06)	$0.01	$(0.38)	$(0.03)
Diluted	$ (0.06)	$0.01	$ (0.38)	$(0.03)
Weighted average number of shares
Basic	8,105,311	6,949,359	8,038,810	7,579,984
Diluted	8,105,311	8,162,408	8,038,810	8,746,120

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)
	2011	2010
	(Restated)
Cash flows from operating activities:
Net (loss) income	$(1,128,161)	$32,729
Adjustments to reconcile net (loss) income
to net cash used in operating activities:
Depreciation and amortization	122,103	35,749
Amortization of debt discount	137,248	83,755
Decrease (increase) of cash surrender value
of officers’ life insurance	81,929	(1,395)
Loss from change in value of derivatives	340,370
Loss on extinguishment	80,316
(Increase) decrease in Deferred income taxes	(261,000)	1,000
Stock option / Warrant expense	250,701	47,805
Stock issues for services	10,000
Equity in (gain) loss of equity-method investee	(189)	8,665
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(142,654)	(970,901)
Decrease in marketable securities	1,444	2,591
(Increase) Decrease in prepaid expenses	(72,354)	(39,030)
Decrease in deposits and other assets	9,170	3,303
Increase in accounts payable	428,970	266,461
Increase in accrued expenses	212,929	281,589
(Increase) in income taxes receivable	(266,425)	(61,623)
(Decrease) in income taxes payable	0	(31,889)
Net cash (used in) operating activities	(195,603)	(341,191)

Cash flows from investing activities:
Acquisitions	(60,000)	(517,191)
Purchases of property and equipment	(15,818)	-
Net cash used in investing activities	(75,818)	(517,191)

Cash flows from financing activities:
Additional paid in capital
Common stock		40
Preferred stock	4,215,065	664,510
Preferred stock dividends	(44,429)
(Payments on)/ Proceeds from issuance of convertible debentures	(70,000)	284,000
Net (payments)/Proceeds from long-term debt	(165,730)
Net (payments)/Proceeds from line of credit	(86,000)	415,000
Net cash provided by financing activities	3,848,906	1,363,550

Net increase in cash	3,577,485	505,168

Cash - beginning of period	404,588	-

Cash - end of period	$3,982,073	$505,168

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

The financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 have been restated to give effect to a restatement of all financial statement line items impacted by the error in the valuation formula of derivatives, stock options and stock warrants issued. This restatement has no effect on cash flow or liquidity.

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

	Three months ended September 30, 2010		Nine months ended September 30, 2010
Net revenues	$5,290,313		$15,148,939
Operating income	84,910		61,527
Net income per share - basic	0.00	*	( 0.03	) *
Net income per share - diluted	0.00	*	(0.03	) *

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Net revenues	$4,604,396	$13,651,847
Operating (loss)	(253,933)	(982,689)
Net (loss) per share – basic	(0.06)	(0.38	) *
Net (loss) per share- diluted	(0.06)	(0.38	) *

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

The 8,217,141 warrants issued in connection with the preferred stock contain full-ratchet anti-dilution provisions that require them to be recorded as a derivative instrument. The fair market value of the warrants at the issuance date of $2,031,277 was recorded as a derivative liability as a reduction to the additional paid in capital of $1,249,277 with a corresponding deferred tax asset of $782,000 .  The derivative liability was adjusted to the fair market value of the warrants at September 30, 2011, of $2,313,947 , with the change in value during the three and nine months ended September 30, 2011 of $294,995 and $282,670 , respectively, being recorded as derivative expense on the statement of operations.

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

The derivative liability was adjusted to the fair market value of the warrants at September 30, 2011, of $129,350 , with the change in value of $ 18,600 and $57,700 being recorded as derivative expense on the statement of operations for the three and nine months ended September 30, 2011.

Note 8 – Stock Options and Warrants:

As discussed in Note 3, on January 1, 2011, the Board granted an aggregate of 82,192 incentive stock options under the 2008 Stock Incentive Plan to one employee.  The options have no vesting schedule and are exercisable at $1.00 per share and the options expire in 2021. The options were granted as consideration for the purchase of customer accounts related to the employment contract of the individual hired.  The estimated fair value of the options of $11,959 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 3.36%, an estimated volatility of 28.7 % and no dividend yield.

On June 1, 2011, the Board granted an aggregate of 150,000 incentive stock options under the 2008 Stock Incentive Plan to one executive employee.  The options have no vesting schedule and are exercisable at $1.10 per share and the options expire in 2021. The estimated fair value of the options of $63,645 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 2.96%, an estimated volatility of 28.0 % and no dividend yield.

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

On March 3, 2011 the Board granted an aggregate of 240,000 warrants to a consultant for strategic consulting services.  The warrants are exercisable at $0.77 and expire on March 3, 2016.  The Company accounted for the issuance of the warrants in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 718 “Compensation-Stock Compensation” that requires the recognition of compensation expense in the financial statements based on the grant date fair value of the warrants.  The estimated fair value of the warrants of $59,328 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 2.3%, an estimated volatility of 28.4 % and no dividend yield.

As discussed in Note 6, a total of 7,142,856 warrants were issued in the quarter ended March 31, 2011 directly associated with the Class C convertible preferred stock. Additionally, 1,074,285 warrants were issued as commission on the sale of these securities.

On May 2, 2011 the Board granted an aggregate of 50,000 warrants to an Investor Relations/Public Relations firm for strategic consulting services.  The warrants are exercisable at $1.10 and expire on May 2, 2016.  The Company accounted for the issuance of the warrants in accordance with FASB ASC 718 “Compensation-Stock Compensation” that requires the recognition of compensation expense in the financial statements based on the grant date fair value of the warrants.  The estimated fair value of the warrants of $ 12,740 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 1.96% , an estimated volatility of 28.2 % and no dividend yield.

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

On September 16, 2011 a new independent Board Member was added to the board and was compensated with an aggregate of 100,000 warrants for joining the board.  The warrants are exercisable at $1.05 and expire on September 16, 2016.  The Company accounted for the issuance of the warrants in accordance with FASB ASC 718 “Compensation-Stock Compensation” that requires the recognition of compensation expense in the financial statements based on the grant date fair value of the warrants.  The estimated fair value of the warrants of $8,490 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 0.94%, an estimated volatility of 29.8 % and no dividend yield.

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

General and administrative (G&A) expenses were $1,491,000 or 32.4 % of revenue for the three months ended in September 30, 2011, as compared to $1,056,000 or 22.1% for the same period in 2010.  For the 2011 year-to-date period it was 33.0 % as compared to 21.6% for the 2010 year-to-date period.  For 2010 a non-cash charge for stock option (warrants) expenses issued to a firm for M&A consulting services, of $47,805 was incurred.  For 2011 G&A expenses included $709,000 of expenses related to M&A, (legal, accounting, transaction costs) and funding activity (broker, legal, accounting, board fees).  In addition one time expenses related to a marketing, branding, and public relations effort were incurred totaling $160,000 year-to-date.  Overhead wages increased 67% via the 2 acquisitions completed in 2010.  Other G&A expenses were mostly comparable as costs were managed effectively on many items including rent, travel, recruiting, and standard professional services (accounting, legal, consulting), and meals and entertainment. Redundant duplicate charges from the acquisitions are being eliminated or phased out while cost controls have been put in place for new parts of the organization.

Operating loss for the three months ended in September 30, 2011, was $254,000 as compared to income of $138,000 for the same period in 2010.  For the 2011 year-to-date period, the operating loss was $983,000 compared to income of $168,000 for the 2010 year-to-date period.  The operating loss in 2011 is primarily attributed to one time merger costs associated with the acquisition strategy: including legal, accounting, funding, consulting costs, and board expenses, exceeding $700,000 thru September 30, 2011.

Other income and expense for the three months ended September 30, 2011 resulted in an expense of $457,000 as compared to an expense of $36,000 for the same period in 2010.  For the 2011 year-to-date period, the other income and expense resulted in an expense of $662,000 compared to an expense of $116,000 for the 2010 year-to-date period. The loss in 2011 was primarily attributable to the following book charges: $81,929 for a decrease in the value of officer’s life insurance policies, $340,370 for derivative expense related to warrants, $137,248 recorded as interest expense–debt discount related to convertible debentures, and $80,316 recorded as a loss on extinguishment related to conversion of portions of the convertible debenture.

The effective income tax benefit for the first nine months of 2011 is 31 % compared to an effective income tax expense of 38% for the same period in 2010. The change in rate is a direct result of permanent differences of officer’s life insurance, and derivative expense.

Net loss for the three months ended in September 30, 2011, was $473,000 or $.06 per diluted share, compared with net income of $85,000 for the same period in 2010, or $.01 per diluted share. For the 2011 year-to-date period the net loss was $1,128,000 or $.38 per diluted common share after giving effect to preferred stock dividends ($44,429) and deemed dividend on preferred stock ($1,913,592 ), compared to net income of $33,000 or ($.03) per common share, based on recording of the deemed dividend on preferred stock of $273,663,  for the 2010 year-to-date period.

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

Financial Condition and Liquidity

As of September 30, 2011, we had cash and cash equivalents of $3,982,000 representing an increase of $3,578,000 from December 31, 2010 . Net working capital at September 30, 2011, was $4,296,972 , as compared to $703,700 on December 31, 2010 . Current assets at September 30, 2011, were $6,909,184 .  We had noncurrent liabilities of $2,508,944 comprised primarily of a derivative liability of $2,443,297 representing the current fair value of detachable stock warrants outstanding .  Shareholders’ equity as of September 30, 2011, was $6,767,000, which represented 57% of total assets.

During the nine months ended September 30, 2011, the net cash used by operating activities was $196,000 and was primarily a result of increases in accounts receivable of $143,000,  income taxes receivable of $266,000, net deferred tax assets of $261,000 , prepaid expenses and other current assets of $72,000 offset by depreciation and amortization of $259,000,  issuance of stock options and warrants for services of $251,000 , decreases in deposits of $9,200, cash surrender value of officers’ life of $82,000 and increases of accounts payable of $429,000, accrued expenses of $213,000,  a change in value of derivatives of $340,000 and loss on extinguishment of $80,000.

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