Form 10-K/A
period 2011-12-31
PREMIER ALLIANCE GROUP, INC.
filed 2012-05-15
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”), as filed with the Securities and Exchange Commission on March 30, 2012, is to file a restated Balance Sheet, Statement of Operations, Statement of Cash Flows, footnote disclosures and Management’s Discussion and Analysis of Financial Condition and Results of Operations due to the compounding effect of a single error in the volatility and risk free interest estimates used in the underlying Black-Scholes formula the Company utilizes for its estimate of the valuation of the following non-cash items: i) the derivative liability valuation of detachable warrants at each balance sheet date, and the change thereto, which change directly impacts the statement of operations, and ii) the measurement of compensation expense associated with the issuance of stock options and stock warrants, which also directly impacts the statement of operations, to properly reclassify derivative liability from current to long-term liabilities, and for additional information in Item 9. Controls and Procedures, as well as to add an additional footnote (Note 23) to the audited financial statements to outline the effect of a correction of an error in previously reported interim financial statements during 2011.  This restatement has no effect on our cash flow or liquidity.

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

Additional consideration was to be paid on January 15, 2012, subject to certain conditions, as follows: If the purchased Unit of Premier achieved $2,000,000 in gross revenue in 2011 and had a minimum gross margin of 30%, an additional 82,192 stock options and $30,000 of cash would be paid.  The Company also entered into employment agreements with the principal which included $20,000 for execution of a non-competition agreement.  The employment agreements contain cash and stock option bonuses, and stock option incentives based on achieving certain target revenues.  The estimated fair value of the total options to be issued in the deal of $24,551 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 3.36 percent, an estimated volatility of 28.7 percent and no dividend yield.  The total present value of all consideration expected to be paid as part of this agreement was $112,400 and has been recorded as a customer relationship intangible asset to be amortized over its expected useful life of four years.  The Company analyzed the carrying value of the customer relationship intangible asset compared to its fair value at December 31, 2011 and determined that no impairment exists.  On February 10, 2012, the Company amended the above Agreement with ERMS providing that the additional 82,192 in stock options and the additional payment of $30,000 can be made in cash, stock or stock options at the Company’s discretion by February 10, 2013, if the ERMS business reporting unit gross revenue is equal to or greater than $2,000,000 and gross margin is at least 30% for the 2012 calendar year.

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

Selling, general and administrative expenses increased $2,027,000 in 2011, from $3,818,000 to $5,845,000.   This increase is attributable to two general factors.  The first is the impact of the selling, general and administrative expense at the two acquisitions entities being incurred for a full year in 2011 versus a part year in 2011.  This accounts for $486,000 for Intronics (acquired April 2010) and $ 442,000 for Q5 (acquired August 2010).  The remainder of the increase of $1,099,000 is directly attributable to expenses incurred at the Corporate level, many either first time charges,  non-cash charges for stock option and warrant issuances,  or non-recurring items as the Company was building the platform for its future growth plans, including active acquisition efforts (see GHH acquisition described in detail above).

These first time and/or non-recurring items included the following: i) $152,000 in costs associated with legal fees and warrant issuance expenses affiliated with the Company’s issuance of the Series C Preferred Stock in March 2011, ii) $58,000 in special accounting fees incurred in conjunctions with both the Series C Preferred Stock issuance in March 2011 and the GHH acquisition that were not capitalizable under accounting rules, iii) $100,000 paid for consulting services directly related to pre-acquisition due diligence on the GHH acquisition (and other potential acquisition targets, prior to the Company’s hiring of a Chief Financial Officer in late October 2011), iv) $70,000 paid to an M&A search consulting firm as a search retainer for potential acquisition opportunities, v) $227,000 onetime cash payments to former acquires under incentive arrangements, vi) during 2011, as part of the Company’s short and long term growth strategy, it committed to building a strong, well versed and recognized independent Board of Directors; accordingly, the Company instituted a standard program of compensating  each Board member $2,500 for each Board Meeting, and providing Stock Warrants as incentives.  During 2011, the Company was successful in building an independent Board and paid $40,000 in cash payments for Board meetings, and incurred non-cash charges of $80,000 for Stock Warrants issued to Board Members, vii) incidental to the aforementioned process, the Company engaged a consulting firm to assist it in its search for qualified independent Board Members, and compensated that firm in Stock Warrants valued at $21,000 , viii) pursuant to its acquisition of Q5, the Company incurred a one-time legal fee in defense of its “non-compete” provisions under the acquisition agreement of $32,000, ix) during 2011, SEC rules required full compliance with XBRL regulations and the Company incurred $24,000 in one-time charges for conversion and compliance in its SEC reporting obligationsand incurred $20,000 in fees for press releases and filing fees, and, x) and importantly, consistent with the aforementioned commitment to the Company building its platform for future growth, the Company made a significant investment with a public relations and marketing firm to “re-brand” Premier to account for the enterprise after three M&A transactions.   This major campaign included a complete re-build of the Company’s market positioning and presentation, web-site, logo, etc. and the all-in, one-time, cost incurred in 2011 for marketing and branding totaled $259,000.   The Company also incurred non-cash expense for issuance of stock options as incentive to key employees in 2011 of $109,000.   These specific costs outlined above total $1,172,000 , and do not give consideration for other proactive steps the Company took during 2011 to enhance its capabilities and its strengths for the future, such as the hiring of a VP of Operations/Controller in May 2011 and the hiring of an experienced Chief Financial Officer in October 2011.

The net impact of the above created a loss from operations for the year ended 2011 of $1,320,000 versus and income of operations of $246,000 in 2010.

Other income/expense totaled $679,000 in 2011 versus a loss of $19,000 in 2011.  Other income expense consisted of the following varied items in 2011: i) net interest expense of $268,000, comprised primarily of non-cash amortization of debt discount related to the 9 percent Senior Convertible Debenture issued in May 2010; these debentures were paid in their entirety as scheduled in November 2011, ii) a non-cash loss on the decline in cash surrender value of the three officer’s life insurance policies of $55,000, iii) a complete write-off of the Company’s investment in its Equity Method Investee, Critical Analytics during December 2011 as that company dissolve operations, and the Company received its final settlement check in January 2012; the non-cash write-off in the fourth quarter of 2011 was $123,000, iv) the Company recognized non-cash derivative income of $1,550,000 related to the market value fluctuation inherent in the valuation of the detachable warrants issued with the Series C Preferred Stock in March 2011, v) the Company took a conservative approach in its analysis of both goodwill and intangible assets within the constraints of the accounting literature and recorded a write-down of goodwill of $576,000 and a write-down of intangible assets-customer relationships (related to Intronics discussed above) of $139,000 in 2011, vi) the Company also had recorded, as part of the initial purchase price allocation in its acquisition of Q5, a liability for future payments of stock and cash based on anticipated earnings levels. These earnings targets were not achieved, so the Company removed the liability from the books and recorded other income (non-cash) of $363,000.

The above resulted in a net loss before income taxes of $641,000 for 2011 versus income before income taxes of $227,000 in 2010.

The effective income tax rate for 2011 was a benefit of (107.07)% versus a tax rate of 34.3% in 2010.  The effective tax rate is directly impacted by “permanent” differences between the “book” taxable income and “tax” taxable income, and is primarily due to the book recording of the $1,550,000 in derivative income, the write-off of the note payable to Q5 into income discussed above, the change in the valuation allowance for deferred tax assets, the impairment of goodwill which is not deductible for income tax purposes, and non-cash stock compensation expense recorded by the Company under accounting rules under the Black Sholes method for issuance of options and warrants, the state income taxes, net of the federal benefit and the loss recorded by the Company on the decline in the cash surrender value in officer’s life insurance policies.

Income taxes were a benefit of $686,000 in 2011 versus and expense of $78,000 in 2010.  This benefit is primary attributable to a current tax benefit for taxes recoverable and deferred tax assets recoverable in future periods.

As a result, the Company recorded net income of $45,000 in 2011 versus $149,000 in 2010.

Net income (loss) available for common stockholders’ is a function of net income less actual dividends paid on preferred stock, less “deemed dividends” on preferred stock.  Deemed dividends on preferred stock were computed as non-cash accounting charge upon the issuance of the Series C Preferred Stock in March 2011 and are considered to be an “embedded beneficial conversion feature” of which have an intrinsic value which must be calculated.  In this instance, for the issuance of the Series C Preferred Stock, the intrinsic value (a non-cash item recorded as a reclassification among the Stockholder’s Equity accounts) was determined to be $1,914,000 .  Therefore, taking into consideration net income, the dividends actually paid on the Series B Preferred Stock of $44,000, and the “deemed dividend described above, net income available for common stockholders’ for 2011 was $(1,913,000), or $(0.24) per share.

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

The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Due to the limited trading history of our common stock, expected stock price volatility for stock option grants prior to 2011 is based on an analysis of the actual realized historical volatility of our common stock. The expected volatility assumption for stock option grants or modifications prior to 2011 was based on actual historical volatility of our common stock from the period after our initial trading date on January 31, 2007 through December 31, 2010 .   Subsequently it was determined that a better indicator based on our recently increasing trading volume and our increased issuance of options and warrants, is to use peer companies with a comparable business model.  In 2011 we transitioned to the use of an average volatility of three carefully selected comparable peer companies.  The Company continually updated the stock volatility through the current dates. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and reflects to time period of the respective option or warrant to maturity at each valution date. We have never paid cash dividends on our common stock, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost.

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

On June 1, 2011, the Company issued 150,000 options to an executive for service. The options had no vesting schedule, are exercisable at $1.10 per share and expire in 2021. The estimated fair value of the options of $63,645 , included in selling, general and administrative costs in the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 2.96 percent, an estimated volatility of 28.0 percent and no dividend yield.

On October 24, 2011, the Company issued 200,000 options to its new Chief Financial Officer. The options have a two year vesting schedule, are exercisable at $1.00 per share and expire in 2021. The estimated fair value of the options of $74,440 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 2.25 percent, an estimated volatility of 31.0 percent and no dividend yield. These options have a two year vesting requirement and are being expensed over the straight line method over the two year vesting period.

On December 30, 2011, the Company issued 100,000 shares among four key employees for service as part of the Intronic transaction. The options had no vesting schedule, are exercisable at $1.00 per share and expire in 2021. The estimated fair value of the options of $ 12,550 , included in selling, general and administrative costs in the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 1.89 percent, an estimated volatility of 32.7 percent and no dividend yield.

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

In connection with the Series C Convertible Preferred Stock issued on March 3, 2011, the Company issued warrants totaling 7,142,856 as detachable warrants.  The expense of these warrants was charged to additional paid-in capital as a cost of the equity raise.  Additionally, pursuant to the Preferred Stock offering, the Company issued 714,285 warrants to the investment bank and 330,000 and 30,000, respectfully, to two consultants directly related to the offering. The 330,000 warrants were issued to an individual who subsequently became a Board member. This total of 8,217,141 warrants was valued at the fair market value of the warrants at the issuance date of $2,031,277 and recorded as a derivative liability.

On March 3, 2011, 240,000 warrants were issued to another Board member for consulting services. The warrants are exercisable at $0.77 and expire on March 3, 2016. The grant date estimated fair value of the options of $59,328 , included in selling, general and administrative expenses on the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions:  a risk free interest rate of 2.3 percent, an estimated volatility of 28.4 percent and no dividend yield.

On May 2, 2011, the Company issued 50,000 warrants to a consultant for services related to investor relations/public relations to the Company. The warrants are exercisable at $1.10 and expire on May 2, 2016. The grant date estimated fair value of the options of $12,740 , included in selling, general and administrative expenses on the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 1.96 percent, an estimated volatility of 28.2 percent and no dividend yield.

On June 1, 2011, the Company issued 33,000 warrants to a consultant for services related to a Director search for the Board of the Company. The warrants are exercisable at $1.10 and expire on June 1, 2016. The grant date estimated fair value of the options of $8,329 , included in selling, general and administrative expenses on the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 1.6 percent, an estimated volatility of 28.0 percent and no dividend yield.

On June 10, 2011, the Company issued 50,000 warrants to each of its five independent Board members, totaling an issuance of 250,000 warrants. The warrants are exercisable at $1.05 and expire on June 10, 2016. The grant date estimated fair value of all of these options of $71,200, included in selling, general and administrative expenses on the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 2.99 percent, an estimated volatility of 28.0 percent and no dividend yield.

On September 16, 2011, the Company issued 100,000 warrants to a new member of the Board of Directors. The warrants are exercisable at $1.05 and expire on September 16, 2016. The grant date estimated fair value of the options of $8,490 , included in selling, general and administrative expenses on the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of .94 percent, an estimated volatility of 29.8 percent and no dividend yield.

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

Financial Condition and Liquidity

As of December 31, 2011, we had cash and cash equivalents of $3,051,407, an increase of $2,646,819 from the prior year.  We continue to use our revolving Line of Credit to fund operations and increased our end of year balance by $404,000 over the prior year balance.  Net working capital at December 31, 2011, was $4,381,343 , representing an increase of $3,677,643 .  Non-current liabilities of $592,200 are comprised of long term debt of $10,281 related to the purchase of equipment, a liability related to the current valuation of oustanding warrants considered a derivative liability of $552,919  and the balance of 29,000 is a deferred tax liability.  Shareholders’ equity as of December 31, 2011, was $ 7,389,599 (which represents 71 % of total assets) compared to $4,613,674 at December 31, 2010.

During the year ended December 31, 2011, net cash used in operating activities was $385,000 and was primarily attributable to cash provided from: i) depreciation and amortization of $163,000, ii) amortization of debt discount of $257,000, iii) cash surrender value of officer’s life insurance policies of $55,000, iv) non-cash expenses for stock warrant and options issued of $166,000, v) non-cash loss on extinguishment of debenture of $$80,000, vi) non-cash charges for impairment of goodwill and intangibles of $715,000, vii) write-off of the Company’s investment in its equity method investee of $123,000, a decrease in accounts receivable of $$95,000, viii) an increase in accounts payable and accrued expenses of $437,000, offset by, the non-cash recognition of derivative income of $1,550,000 , and increase in net deferred tax assets of $583,000 and an increase in income tax receivable of $113,000.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, in light of the weaknesses in internal controls over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective at December 31, 2011.
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
During the preparation of the Quarterly Report on Form 10-Q for the three months ended March 31, 2012, management at that time discovered errors in key inputs to its Black Scholes model used for the valuation of derivatives and stock warrants and stock options issued.  As a result, management has deemed it necessary to restate previously issued quarterly financial statements for the three months ended March 31, 2011, June 30, 2011 and September 30, 2011 as well as the Annual Report on Form 10-K for the year ended December 31, 2011. Based on this evaluation, our management, with the participation of the President, concluded that as of December 31, 2011 our internal control over financial reporting was not effective and did not provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

10.9
Secured Promissory Note by and among GreenHouse Holdings, Inc. (“Borrower”) and Premier Alliance Group, Inc., dated March 5, 2012, in the maximum principal amount of $1,000,000 ( incorporated by reference to exhibit 10.9 to Form 10-K of the registrant filed with the Commission on March 30, 2012 ).

10.10
Security Agreement by and among GreenHouse Holdings, Inc. and Premier Alliance Group, Inc. (“Secured Party”), dated March 5, 2012 ( incorporated by reference to exhibit 10.10 to Form 10-K of the registrant filed with the Commission on March 30, 2012 .

14.1	Code of ethics (incorporated by reference to exhibit 14.1 to Form 10-KSB of the registrant filed with the Commission on March 31, 2005).

21	Subsidiaries of the Registrant ( incorporated by reference to exhibit 21 to Form 10-K of the registrant filed with the Commission on March 30, 2012 ).

31.1	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350). (filed herewith).

32.1	Written Statement of Chief Executive and Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (filed herewith).

                                                                                  SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER ALLIANCE GROUP, INC.

Date: May 15, 2012	By:	/s/ Mark S. Elliott
Mark S. Elliott, President, Chief Executive Officer
Date: May 15, 2012	By:	/s/ Larry W. Brumfield
Larry W. Brumfield, Chief Financial Officer and Principal Accounting Officer

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: May 15, 2012	By:	/s/ Mark S. Elliott
Mark S. Elliott, CEO / President, Director

Date: May 15, 2012	By:	/s/ Kevin T. Carnahan
Kevin T. Carnahan, Director

Date: May 15, 2012	By:	/s/ Patrick J. Kolenik
Patrick J. Kolenik, Director

Date: May 15, 2012	By:	/s/ Gregory C. Morris
Gregory C. Morris, Director

Date: May 15, 2012	By:	/s/ Isaac Blech
Isaac Blech, Director

Date: May 15, 2012	By:	/s/ Stephen W. Yarbrough
Stephen W. Yarbrough, Director

Date: May 15, 2012	By:	/s/ Cary W. Sucoff
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

As discussed in Note 23 to the financial statements, the accompanying 2011 financial statements have been restated.

Scharf Pera & Co., PLLC

Charlotte, North Carolina
March 14, 2012 (May 10, 2012 as to the effects
of the restatement discussed in Note 23)

(F-1)

PREMIER ALLIANCE GROUP, INC.
BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

ASSETS
	2011	2010
CURRENT ASSETS:	(Restated)
Cash	$3,051,407	$404,588
Accounts receivable	2,184,873	2,279,952
Marketable securities	30,854	31,748
Income tax receivable	113,102
Convertible notes receivable	834,814
Deferred issuance costs	196,032
Deferred tax asset - current portion	337,000	39,000
Prepaid expenses and
other current assets	95,143	61,420

Total current assets	6,843,225	2,816,708

PROPERTY AND EQUIPMENT - at
cost less accumulated depreciation	79,768	83,827

OTHER ASSETS:
Goodwill	2,317,778	2,894,075
Intangible assets – net	274,179	439,709
Investment in equity-method investee	54,842	177,762
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers' life insurance	352,035	407,403
Deferred income tax	407,000
Deposits and other assets	14,854	20,025

Total other assets	3,520,688	4,038,974

TOTAL ASSETS	$10,443,681	$6,939,509

(F-2)
See Notes to Financial Statements

LIABILITIES AND STOCKHOLDERS' EQUITY	2011	2010
	(Restated)
CURRENT LIABILITIES:
Note payable	$743,000	$339,000
Current portion of long-term debt	52,337	531,653
Convertible debenture		12,735
Accounts payable	742,046	450,084
Accrued expenses	924,499	779,536

Total current liabilities	2,461,882	2,113,008

NONCURRENT LIABILITIES:
Long-term debt – net of current portion	10,281	22,177
Derivative liability	552,919	71,650
Deferred tax liability	29,000	119,000

Total noncurrent liabilities	592,200	212,827

COMMITMENTS AND CONTINGENCIES	0	0

STOCKHOLDERS' EQUITY:
Class B convertible preferred stock,
no liquidation preference
$.001 par value, 2,000,000 shares authorized,
1,160,000 and 1,200,000 shares issued and outstanding	1,160	1,200
Class C convertible preferred stock, $.001 par
value, 2,500,000 shares authorized, 2,380,952
Shares issued and outstanding	2,381
Common stock, $.001 par value, 45,000,000
shares authorized, 8,146,325 and 7,967,992 shares
issued and outstanding	8,146	7,968
Additional paid-in capital	10,574,998	5,888,399
Accumulated deficit	(3,197,086)	(1,283,893)

Total stockholders’ equity	7,389,599	4,613,674

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,443,681	$6,939,509

(F-3)
See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
	(Restated)
NET REVENUES	$17,946,089		$17,116,865

OPERATING EXPENSES:
Cost of revenues	13,257,891		12,975,197
Selling, general and administrative	5,844,824		3,817,511
Depreciation and amortization	163,375		78,201

Total operating expenses	19,266,090		16,870,909

INCOME (LOSS) FROM OPERATIONS	(1,320,001)		245,956

OTHER INCOME (EXPENSE):
Interest expense, net	(268,052)		(67,373)
Gain (loss) on marketable securities	(3,579)		829
Officers' life insurance income (loss)	(55,368)		37,371
Equity in net loss of equity-method investee	(122,698)		(12,670)
Derivative income	1,550,008		15,300
Goodwill impairment	(576,297)
Intangibles impairment	(139,059)
Other income, net	293,898		7,275

Total other income (expense)	678,853		(19,268)

NET INCOME (LOSS) BEFORE INCOME TAXES	(641,148)		226,688

INCOME TAX BENEFIT (EXPENSE)	685,976		(77,779)

NET INCOME	44,828		148,909
DIVIDENDS ON PREFERRED STOCK	(44,429)
DEEMED DIVIDEND ON PREFERRED STOCK	(1,913,592)		(273,663)
NET (LOSS) AVAILABLE FOR
COMMON STOCKHOLDERS	$(1,913,193)	$	(124,754)
Net (loss) per share:
Basic	$(0.24)		$(0.02)
Diluted	$(0.24)		$(0.02)
Weighted average number of shares, basic and diluted:
Basic	8,057,471		7,201,699
Diluted	8,057,471		7,201,699

(F-4)
See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
Class A	Class B	Class C		Additional	Retained Earnings	Total
Preferred stock	Preferred Stock	Preferred Stock	Common Stock	Paid-In	(Accumulated	Stockholders'

									(Restated )	( Restated)	( Restated )
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at
December 31, 2009	560,746	$561					6,071,791	$6,072	$3,414,635	$(1,159,139)	$2,262,129
Preferred Shares converted	(560,746)	(561)					560,746	561			0
Stock options issued for services rendered									34,423		34,423
Stock warrants issued for services rendered									42,054		42,054
Preferred Stock issued – net of issue costs			1,200,000	$1,200					761,869		763,069
Stock issued in acquisitions							1,295,455	1,295	1,198,705		1,200,000
Stock options issued in acquisitions									67,800		67,800
Debt discount on convertible debt							40,000	40	95,250		95,290
Deemed dividend on preferred stock									273,663	(273,663)
Net income										148,909	148,909
Balance at December 31, 2010			1,200,000	$1,200			7,967,992	7,968	5,888,399	(1,283,893)	4,613,674
Preferred Stock issued – net of issue costs					2,380,952	$2,381			4,212,684		4,215,065
Derivative liability associated with Preferred Stock Series C offering									(1,820,277)		(1,820,277)
Stock options issued in acquisition									11,959		11,959
Stock options issued for services rendered									109,356		109,356
Dividends paid on preferred stock										(44,429)	(44,429)

(F-5)
See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Continued)

Deemed dividend on preferred stock							1,913,592	(1,913,592)
Conversion from Preferred B to Common	(40,000)	(40)			40,000	40
Conversions from Debentures to Common					125,000	125	87,375		87,500
Stock warrants issued for services rendered							160,137		160,137
Stock issued for services					13,333	13	11,773		11,786
Net income								44,828	44,828
Balance at December 31, 2011	1,160,000	$1,160	2,380,952	$2,381	8,146,325	$8,146	$10,574,998	$(3,197,086)	$7,389,599

(F-6)
See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
	2011	2010
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$44,828	$148,909
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation and amortization expense	163,375	78,201
Amortization of debt discount	256,948	12,735
(Decrease) increase in cash surrender value of
officers' life insurance	55,368	(37,371)
Common stock issued for services	11,786
Stock options/warrants issued for services	269,493	76,477
Income from change in value of derivatives	(1,550,008)	(15,300)
Loss on extinguishment of debentures	80,316
Gain on extinguishment of contingent consideration
in acquiree company	(363,023)
Impairment of goodwill and intangible assets	715,356
(Increase) decrease in net deferred taxes	(584,000)	39,200
Equity in loss of equity-method investee	122,698	12,670
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	95,080	(795,180)
Decrease (increase) in marketable securities	894	(830)
Increase in prepaid expenses	(33,723)	(13,030)
Decrease in deposits and other assets	5,393	627
Increase in accounts payable	291,962	130,057
Increase in accrued expenses	144,962	257,626
Increase in income taxes receivable	(113,102)	(52,024)
Net cash used in
operating activities	(385,397)	(157,233)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	(60,000)	(517,191)
Deferred stock issuance costs	(196,032)
Issuance of convertible notes receivable	(834,814)
Purchases of property and equipment	(20,445)	(39,146)

Net cash used in investing activities	(1,111,291)	(556,337)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock		40
Issuance of Class B Preferred Stock		763,070
Issuance of Class C Preferred Stock	4,215,065
Dividends paid on Class B Preferred Stock	(44,429)
(Payments on) / proceeds from convertible debentures	(419,700)	284,000
Net payments on long-term debt	(11,429)	(56,952)
Net proceeds from line of credit	404,000	128,000

Net cash provided by financing activities	4,143,507	1,118,158

Net increase in cash	2,646,819	404,588

Cash - beginning of year	404,588	0

Cash - end of year	$3,051,407	$404,588

(F-7)
See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	2011	2010
	(Restated)
Cash payments for:
Interest	$40,718	$63,500

Income taxes	$0	$72,177

Cash received for:
Interest	$26,984	$1,232

Summary of non-cash operating activities:
Common stock issued for services rendered	$11,786	$0
Stock warrants issued for services rendered	$160,137	$42,054
Stock options issued for services rendered	$109,356	$34,423

Stock options issued in acquisition	$11,959

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

On March 3, 2011, the Company closed an offering of its securities to accredited investors.  The Company sold 2,380,952 shares of Series C Preferred Stock and 7,142,856 warrants for gross proceeds of $5,000,000. In connection with the sale of these securities, $650,000 was paid and 714,285 warrants were issued, with an exercise price of $0.77, to a registered broker.  In addition, a $100,000 advisory fee was paid and 360,000 warrants, with an exercise price of $0.77, were paid to a registered broker.  The issuance of these preferred shares contained an embedded beneficial conversion feature and the intrinsic value of this feature of $1,913,592 was recorded as a deemed dividend to preferred shareholders during the year ended December 31, 2011.

The 8,217,141 warrants issued in connection with the preferred stock contain full-ratchet anti-dilution provisions that require them to be recorded as a derivative instrument. The fair market value of the warrants at the issuance date of $2,031,277 was recorded as a derivative liability and as a reduction to the additional paid in capital of $1,249,277 with a corresponding deferred tax asset of $782,000. The derivative liability is adjusted to the fair market value of the warrants through income on the statement of operations. At year end, the fair market value of the warrants was $526,719 and the Company recognized $1,550,008 as derivative income for the year ended December 31, 2011.

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

On June 1, 2011, the Company issued 150,000 options to an executive for service. The options had no vesting schedule, are exercisable at $1.10 per share and expire in 2021. The estimated fair value of the options of $63,645 , included in selling, general and administrative costs in the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 2.96 percent, an estimated volatility of 28.0 percent and no dividend yield.

On October 24, 2011, the Company issued 200,000 options to its new Chief Financial Officer. The options have a two year vesting schedule, are exercisable at $1.00 per share and expire in 2021. The estimated fair value of the options of $ 74,440 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 2.25 percent, an estimated volatility of 31.0 percent and no dividend yield. These options have a two year vesting requirement and are being expensed over the straight-line method over the two year vesting period.

On December 30, 2011, the Company issued 100,000 shares among four key employees for services as part of the Intronic transaction. The options had no vesting schedule, are exercisable at $1.00 per share and expire in 2021. The estimated fair value of the options of $12,550 , included in selling, general and administrative costs in the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 1.89 percent, an estimated volatility of 32.7 percent and no dividend yield.

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

       In connection with the Series C Convertible Preferred Stock issued on March 3, 2011, the Company issued warrants totaling 7,142,856 as detachable warrants.  The fair market value of these warrants was charged to additional paid-in capital as a cost of the equity raise.  Additionally, pursuant to the Preferred Stock offering, the Company issued 714,285 warrants to the investment bank and 330,000 and 30,000, respectively, to two consultants directly related to the offering. The 330,000 warrants were issued for services, to an individual who subsequently became a Board member. This total of 8,217,141 warrants was valued at the fair market value of the warrants at the issuance date of $ 2,031,277 and recorded as a derivative liability.  See full discussion in the section above entitled “Series C Convertible Preferred Stock.”

  On March 3, 2011, 240,000 warrants were issued to another Board member for consulting services.  The warrants are exercisable at $0.77 and expire on March 3, 2016. The grant date estimated fair value of the options of $59,328 , included in selling, general and administrative expenses on the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions:  a risk free interest rate of 2.3 percent, an estimated volatility of 28.4 percent and no dividend yield.

On May 2, 2011, the Company issued 50,000 warrants to a consultant for services related to investor relations/public relations to the Company. The warrants are exercisable at $1.10 and expire on May 2, 2016. The grant date estimated fair value of the options of $ 12,740 , included in selling, general and administrative expenses on the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 1.96 percent, an estimated volatility of 28.2 percent and no dividend yield.

On June 1, 2011, the Company issued 33,000 warrants to a consultant for services related to a Director search for the Board of the Company. The warrants are exercisable at $1.10 and expire on June 1, 2016. The grant date estimated fair value of the options of $8,329 , included in selling, general and administrative

(F-20)

expenses on the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 1.6 percent, an estimated volatility of 28.0 percent and no dividend yield.

On June 10, 2011, the Company issued 50,000 warrants to each of its five independent Board members, totaling an issuance of 250,000 warrants. The warrants are exercisable at $1.05 and expire on June 10, 2016. The grant date estimated fair value of the options of $71,200 , included in selling, general and administrative expenses on the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 2.99 percent, an estimated volatility of 28.0 percent and no dividend yield.

On September 16, 2011, the Company issued 100,000 warrants to a new member of the Board of Directors. The warrants are exercisable at $1.05 and expire on September 16, 2016. The grant date estimated fair value of the options of $8,490 , included in selling, general and administrative expenses on the statement of operations, was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of .94 percent, an estimated volatility of 29.8 percent and no dividend yield.

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

(F-21)

The derivative liability was adjusted at December 31, 2010 to the fair market value of the warrants of $71,650, with the resulting income of $15,300 being recorded as derivative income on the statement of operations. At December 31, 2011, the value of the derivative liability was adjusted to the fair value of the warrants of $26,200 resulting in derivative income on the statement of operations of $45,450 related to this derivative for the year ended December 31, 2011.

Note 13 - Income Taxes:

Significant components of the income tax provision are summarized as follows:

	2011		2010
Current provision:
Federal	$	(101,976)	$32,123
State			6,456
Deferred provision:
Federal		(479,000)	34,600
State		(105,000)	4,600
		$(685,976)	$77,779

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income before income taxes for the years ended December 31, 2011 and 2010 follows:

	2011	2010
Federal statutory rate	(34.0)%	34.0%
Book derivative income	(82.2)
Change in valuation allowance	11.7
Write off of note payable to acquiree company	(19.4)
Stock compensation expense	14.3
Goodwill impairment	7.5
State income taxes, net of federal income tax benefit	(3.7)	4.5
Officers’ life insurance	2.9	(5.6)
Meals & Entertainment	1.2	2.1
Other	(5.3)	(0.7)
	(107.0)%	34.3%

(F-22)

The Company provides for income taxes using the liability method in accordance with FASB ASC Topic 740 “Income Taxes”.  Deferred income taxes arise from the differences in the recognition of income and expenses for tax purposes.  Deferred tax assets and liabilities are comprised of the following at December 31, 2011 and 2010:

	2011	2010
Deferred income tax assets:
Operating loss carry forward	$283,000
Derivative liability	211,000
Accrued compensation	47,000	$33,000
Allowance for doubtful accounts	6,000
Trading securities	1,000	6,000
Intangible assets	196,000
Investment in equity-method investee	75,000	28,000
Total deferred tax assets	819,000	67,000
Less: valuation allowance	(75,000)	0
Deferred income tax assets	$744,000	$67,000

Deferred income tax liabilities:
Property and equipment	$(29,000)	$(32,000)
Intangible assets	0	(23,000)
Debt discount and derivative liability	0	(92,000)
Total deferred tax liabilities	$(29,000)	$(147,000)
Net deferred income taxes:
Current	$548,000	$39,000
Non-current	167,000	(119,000)
	$715,000	$(80,000)

A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recorded a valuation allowance of $75,000 for the year ended December 31, 2011.  The Company did not record a valuation allowance for the year ended December 31, 2010.  At December 31, 2011, the Company has an income tax net operating loss carry forward of approximately $735,000 that begins to expire in 2031.

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

	2011	2010
Basic:
Numerator –net loss available to common stockholders	$(1,913,193)	$(124,754)
Denominator – weighted – average shares outstanding	8,057,471	7,201,699
Net loss per share – Basic and diluted	$(0.24)	$(0.02)

Incremental common shares (not included due to their anti-dilutive nature) :
Stock options	2,057,192	1,525,000
Stock warrants	10,669,081	1,778,940
Convertible debt		500,000
Convertible preferred stock – Series B	1,160,000	1,200,000
Convertible preferred stock – Series C	7,142,856	0
	21,029,129	5,003,940

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

(F-28)

Note 23 – Correction of Previously Issued Interim Financial Statements:

During the preparation of its Quarterly Report on SEC Form 10-Q for the three months ended March 31, 2012, the Company discovered an error in key inputs to the Black Scholes model used for the valuation of both derivatives and stock options and stock warrants issued.  The compounded effects of this error in the volatility and risk-free interest rate input estimates to the Black Scholes model has a direct impact on the valuation of the derivative liability valuation of detachable warrants at each balance sheet date, and the change thereto, which change directly impacts the statement of operations, and, the measurement of compensation expense associated with the issuance of stock options and stock warrants, also directly impacting the statement of operations.  Both of these changes and impacts to the statement of operations are non-cash items and have no impact on the Company’s cash flow or liquidity.

As a result, the Company has deemed it necessary to restate the annual financial statements for calendar year 2011, previously issued and included in SEC Form 10-K for the year ended December 31, 2011, as well as to restate the quarterly financial statements previously issued during 2011, specifically the SEC Form 10-Q for: i) the three months ended March 31, 2011, ii) the three and six months ended June 30, 2011, and, iii) the three and nine months ended September 30, 2011.  The following tables outline the original amounts reported in the annual report and Form 10-K for the year ended December 31, 2011 and the quarterly amounts for the three months ended March 31, 2011, the three and six months ended June 30, 2011 and the three and nine months ended September 30, 2011 and the restated amounts for each line items affected in accordance with ASC 250-10-50-8 – Correction of an Error in Previously Issued Financial Statements.

For the year ended December 31, 2011:

	Year Ended December 31, 2011
	As Restated	As Reported
Balance Sheet:

Deferred tax asset – current portion	$337,000	$339,000
Total current assets	6,843,225	6,845,225
Deferred income tax – non current portion	407,000
Total other assets	3,520,688	3,309,688
TOTAL ASSETS	$10,443,681	$10,234,681

Derivative liability		$3,337
Total current liabilities	$2,461,882	2,465,219
Derivative liability	552,919
Total noncurrent liabilities	592,200	39,281
Additional paid-in capital	10,574,998	10,531,183
Accumulated deficit	(3,197,086)	(2,812,689)
Total stockholders’ equity	7,389,599	7,730,181
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,443,681	$10,234,681

Statement of Operations:

Selling, general and administrative	$5,844,824	$5,740,987
Total operating expenses	19,266,090	19,162,253
LOSS FROM OPERATIONS	(1,320,001)	(1,216,164)
Derivative income	1,550,008	1,580,267
Total other (expense) income	678,853	709,113
LOSS BEFORE INCOME TAXES	(641,148)	(507,051)
INCOME TAX BENEFIT	685,976	687,976
NET INCOME	44,828	180,925
DEEMED DIVIDEND ON PREFERRED STOCK	(1,913,592)	(1,665,292)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(1,913,193)	$(1,528,796)

Net income (loss) per share:
Basic	$(0.24)	$(0.19)
Diluted	$(0.24)	$(0.19)

(F-29)

	Year Ended December 31, 2011
	As Restated	As Reported
Statement of Cash Flows:

Net income (loss)	$44,828	$180,925
Income from change in value of derivatives	1,550,008	1,580,267
Deferred income taxes	(584,000)	(586,000)
Stock issued for services	269,493	165,655

Supplemental Disclosure of Cash Flow Information:

Stock warrants issued for services rendered	$160,137	$95,871
Stock options issued for services rendered	109,356	42,865

Statement of Stockholders’ Equity:

Additional Paid-in Capital:
Derivative liability associated with Preferred Stock Series C offering	$(1,820,277)	$(1,511,954)
Deemed dividend on preferred stock	1,913,592	1,665,292
Stock options issued for services rendered	109,356	42,865
Stock warrants issued for services rendered	160,137	95,871

Accumulated Deficit:
Deemed dividend on preferred stock	(1,913,592)	(1,665,292)
Net income	44,828	180,925

For the three months ended March 31, 2011:

	Three Months Ended March 31, 2011
	As Restated	As Reported
Balance Sheet:

Deferred tax asset – current portion	$57,000	$513,000
Total current assets	6,617,406	7,073,406
Deferred tax asset – noncurrent portion	698,000
Total other assets	4,845,172	4,147,172
TOTAL ASSETS	$11,544,408	$11,302,408

Derivative liability		$1,184,277
Total current liabilities	2,003,740	3,188,017
Derivative liability	1,811,876
Total noncurrent liabilities	1,964,238	152,362
Additional paid-in capital	10,836,685	10,892,642
Accumulated deficit	(3,271,804)	(2,942,162)
Total stockholders’ equity	7,576,430	7,962,029
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,544,408	$11,302,408

Statement of Operations:

Selling, general and administrative	$1,416,252	$1,401,084
Total operating expenses	5,109,132	5,093,964
INCOME FROM OPERATIONS	(275,362)	(260,194)
Derivative income	291,051	399,327
Total other (expense) income	238,961	347,237
LOSS BEFORE INCOME TAXES	(36,401)	87,043
INCOME TAX BENEFIT	6,510	(35,592)
NET INCOME (LOSS)	(29,891)	51,451
DEEMED DIVIDEND ON PREFERRED STOCK	(1,913,592)	(1,665,292)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(1,987,912)	$(1,658,270)

(F-30)

	Three Months Ended March 31, 2011
	As Restated	As Reported
Net income (loss) per share:
Basic	$(0.25)	$(0.21)
Diluted	$(0.25)	$(0.21)

Statement of Cash Flows:

Net income (loss)	$(29,891)	$51,451
Income from change in value of derivatives	291,051	399,327
Deferred income taxes	80,000	122,102
Stock issued for services	59,328	44,160

For the three and six months ended June 30, 2011:

	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
	As Restated		As Reported		As Restated	As Reported
Balance Sheet:

Deferred tax asset – current portion					$68,,000	$722,000
Total current assets					6,767,411	7,421,411
Deferred tax asset – noncurrent portion					820,000
Total other assets					4,901,685	4,801,685
TOTAL ASSETS					$11,756,666	$11,590,666

Derivative liability						$1,701,153
Accrued expenses					863,897	863,915
Total current liabilities					2,311,563	4,012,734
Derivative liability					2,129,702
Total noncurrent liabilities					2,230,221	100,519
Additional paid-in capital					11,100,163	11,074,113
Accumulated deficit					(3,896,955)	(3,608,374)
Total stockholders’ equity					7,214,882	7,477,413
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY					$11,756,666	$11,590,666

Statement of Operations:

Selling, general and administrative		$1,594,815		$1,512,808	$3,011,067	$2,913,892
Total operating expenses		4,667,075		4,585,068	9,776,207	9,679,032
INCOME FROM OPERATIONS		(453,394)		(371,387)	(728,756)	(631,581)
Derivative income (expense)		317,826		516,876	(26,775)	(117,549)
Total other (expense) income		(444,119)		(643,169)	(205,158)	(295,932)
LOSS BEFORE INCOME TAXES		(897,513)		(1,014,556)	(933,914)	(927,513)
INCOME TAX BENEFIT		272,362		348,344	278,872	312,752
NET INCOME (LOSS)		(625,151)		(666,212)	(655,042)	(614,761)
DEEMED DIVIDEND ON PREFERRED STOCK					(1,913,592)	(1,665,292)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$	(625,161)	$	(666,212)	$(2,613,063)	$(2,324,482)

Net income (loss) per share:
Basic					$(.33)	$(.29)
Diluted					$(.33)	$(.29)

Statement of Cash Flows:

Net income (loss)					$(655,042)	$(614,761)
Income from change in value of derivatives					26,775	117,549
Deferred income taxes					(102,000)	(135,898)
Stock issued for services					235,431	138,2526

(F-31)

For the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
	As Restated		As Reported		As Restated	As Reported
Balance Sheet:

Deferred tax asset – current portion					$74,000,		$775,000
Total current assets					6,909,184		7,610,184
Deferred tax asset – noncurrent portion					941,000
Total other assets					4,897,612		3,956,612
TOTAL ASSETS					$11,888,189		$11,648,189

Derivative liability							$1,819,463
Total current liabilities					2,612,212		4,431,675
Derivative liability					2,443,297
Total noncurrent liabilities					2,508,944		65,647
Additional paid-in capital					11,125,420		11,084,640
Accumulated deficit					(4,370,074)		(3,945,460)
Total stockholders’ equity					6,767,033		7,150,867
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY					$11,888,189		$11,648,189

Statement of Operations:

Selling, general and administrative		$1,490,974		$1,476,243	$4,502,041		$4,390,136
Total operating expenses		4,858,329		4,843,598	14,634,536		14,522,631
INCOME FROM OPERATIONS		(253,933)		(239,202)	(982,689)		(870,784)
Derivative income (expense)		(313,595)		(118,310)	(340,370)		(235,859)
Other (expense) income		(2,494)		(2,495)
Total other (expense) income		(456,613)		(261,329)	(661,771)		(557,260)
LOSS BEFORE INCOME TAXES		(710,546)		(500,531)	(1,644,460)		(1,428,044)
INCOME TAX BENEFIT		237,427		163,445	516,299		476,197
NET INCOME (LOSS)		(473,119)		(337,086)	(1,128,161)		(951,847)
DEEMED DIVIDEND ON PREFERRED STOCK					(1,913,592)		(1,665,292)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$	(473,119)	$	(337,086)	$(3,086,182)		$(2,661,568)

Net income (loss) per share:
Basic		$(0.06)		$(0.04)	$(.38)		$(.33)
Diluted		$(0.06)		$(0.04)	$(.38)		$(.33)

Statement of Cash Flows:

Net income (loss)					$(1,128,161)	$	(951,847)
Income from change in value of derivatives					340,370		235,859
Deferred income taxes					(261,000)		(220,898)
Stock issued for services					250,701		138,796

(F-32)