Form 10-Q
period 2012-03-31
PREMIER ALLIANCE GROUP, INC.
filed 2012-05-15
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or
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
[ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 15,782,071 shares of common stock were outstanding as of April 20, 2012.

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011

	(Unaudited)
	March 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash	$2,319,685	$3,051,407
Accounts receivable	2,984,913	2,184,873
Marketable securities	33,055	30,854
Income tax receivable	113,102	113,102
Convertible notes receivable		834,814
Deferred issuance costs		196,032
Cost and estimated earnings in excess of billings	68,789
Deferred tax asset – current portion	577,000	337,000
Prepaid expenses and other current assets	129,213	95,143

Total current assets	6,225,757	6,843,225

PROPERTY AND EQUIPMENT - at cost less
accumulated depreciation	534,082	79,768

OTHER ASSETS:
Goodwill	11,011,418	2,317,778
Intangible assets – net	720,559	274,179
Investment in equity-method investee		54,842
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers’ life Insurance	391,433	352,035
Deferred tax asset	1,510,000	407,000
Deposits and other assets	35,759	14,854

Total other assets	13,769,169	3,520,688

TOTAL ASSETS	$20,529,008	$10,443,681

	(Unaudited)
	March 31,	December 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable to bank	$1,178,066	$743,000
Current portion of long-term debt	19,610	52,337
Accounts payable	1,890,457	742,046
Billings in excess of costs and estimated earnings	589,522
Notes Payable	79,570
Accrued expenses	1,100,402	924,499
Total current liabilities	4,857,627	2,461,882

NONCURRENT LIABILITIES:
Long term debt – net of current portion	169,619	10,281
Derivative liability	2,356,769	552,919
Deferred tax liability	70,000	29,000

Total noncurrent liabilities	2,596,388	592,200

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class B convertible preferred stock, $.001
par value, 2,000,000 shares authorized,
1,160,000 shares issued and outstanding	1,160	1,160
Class C convertible preferred stock, $.001
par value, 2,500,000 shares authorized,
2,380,952 shares issued and outstanding	2,381	2,381
Common stock, $.001 par value, 45,000,000
shares authorized, 15,782,071 and 8,146,325
shares issued and outstanding	15,782	8,146
Additional paid-in capital	18,667,526	10,574,998
Accumulated deficit	(5,611,856)	(3,197,086)

Total stockholders’ equity	13,074,993	7,389,599

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,529,008	$10,443,681

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)
	Three months	Three months
	ended	ended
	March 31, 2012	March 31, 2011
NET REVENUE	$4,785,790	$4,833,770
OPERATING EXPENSES:
Cost of revenues	3,705,029	3,687,116
Selling, general and administrative	1,846,370	1,416,252
Depreciation and amortization	43,212	5,764
Total operating expenses	5,594,611	5,109,132
INCOME (LOSS) FROM OPERATIONS	(808,821)	(275,362)

OTHER (EXPENSE) INCOME:
Interest expense, net	(10,387)	(72,307)
Gain (loss) on marketable securities	25	2,561
Officers’ life insurance	39,398	18,373
Equity in net (loss) income of
equity-method investee		(717)
Derivative (expense) income	(1,803,850)	291,051
Interest income	16,429
Other income	7,691	0
Total other (expense) income	(1,750,694)	238,961

NET INCOME (LOSS) BEFORE INCOME TAXES	(2,559,515)	(36,401)
INCOME TAX BENEFIT (EXPENSE)	465,962	6,510

NET INCOME (LOSS)	(2,093,553)	(29,891)
PREFERRED STOCK DIVIDENDS	(321,218)	(44,429)
DEEMED DIVIDEND ON PREFERRED STOCK	0	(1,913,592)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(2,414,771)	$(1,987,912)

Net income (loss) income per share
Basic	(0.23)	$(0.25)
Diluted	(0.23)	$(0.25)
Weighted average number of shares
Basic	10,345,796	7,967,992
Diluted	10,345,796	7,967,992

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)
	2012	2011
Cash flows from operating activities:
Net loss	$(2,093,553)	$(29,891)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Depreciation and amortization	43,212	85,979
Increase in cash surrender value
of officers’ life insurance	(39,398)	(18,373)
(Income) expense from change in value of derivatives	1,803,850	(291,051)
Deferred income taxes	(466,000)	80,000
Stock option / warrant compensation expense	163,170	59,328
Equity in loss(gain) of equity-method investee	58,842	717
Changes in operating assets and liabilities:
Increase in accounts receivable	(692,653)	(24,092)
Increase in marketable securities	(2,201)	(2,562)
Increase in costs and estimated earnings in excess of billings	(56,424)	0
Decrease (Increase) in prepaid expenses	(5,966)	25,979
Increase in deposits and other assets	(12,146)	0
Increase in accounts payable and accrued expenses	152,364	165,934
Increase in billings in excess of costs and estimated earnings	302,224	0
Increase in income taxes receivable		(94,957)
Increase in income taxes payable	(1,976)	0
Net cash used in operating activities	(846,655)	(42,989)

Cash flows from investing activities:
Cash paid in acquisition		(60,000)
Issuance of notes receivable	(195,229)	0
Deferred stock issuance costs	(192,940)	0
Cash acquired in GHH acquisition	106,641	0
Purchases of property and equipment	(12,516)	(3,767)
Net cash used in investing activities	(294,044)	(63,767)

Cash flows from financing activities:
Issuance of Class C Preferred stock	0	4,215,065
Dividends paid	0	(44,429)
Payments on convertible debentures	0	(35,000)
Payments on long-term debt	(26,089)	(2,815)
Payments (proceeds) on line of credit	435,066	(339,000)
Net cash provided by financing activities	408,977	3,793,821

Net increase (decrease) in cash	(731,722)	3,687,065

Cash - beginning of period	3,051,407	404,588

Cash - end of period	$2,319,685	$4,091,653

See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

Note 1 – Basis of Presentation:

The accompanying unaudited interim condensed consolidated financial statements of Premier Alliance Group, Inc. (“Premier” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2011 as reported in the 10-K have been omitted.

The condensed consolidated financial statements include historical Premier Alliance Group, Inc. and its acquisition of GreenHouse Holdings, Inc. (hereinafter"GHH") effective March 5, 2012.  GHH has five wholly owned subsidiaries as follows: i) Green House Holdings, Inc., a Nevada corporation, ii) Control Engineering, Inc., a Delaware corporation, iii) Life Protection, Inc., a North Carolina corporation, iv) R Squared Contracting, Inc., a California corporation, and, v) Green House Soluciones, S. A., incorporated under the laws of Mexico.  See Note 3 below for further discussion of this business acquisition.

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

Additional consideration was to be paid on January 15, 2012, subject to certain conditions, as follows: If the purchased Unit achieved $2,000,000 in gross revenue in 2011 and had a minimum gross margin of 30%, an additional 82,192 stock options and $30,000 of cash would be paid.  The Company also entered into an employment agreement with the principal which included $20,000 for execution of a non-competition agreement.  The employment agreement contains cash and stock option bonuses, and stock option incentives based on achieving certain target revenues.  The estimated fair value of the total options to be issued in the deal of $11,959 was calculated using the Black-Scholes valuation method with the following assumptions: a risk free interest rate of 3.36%, an estimated volatility of 28.7% and no dividend yield.  The total present value of all consideration expected to be paid as part of this agreement was $112,400 and has been recorded as a customer relationship intangible asset to be amortized over its expected useful life of four years.

 On February 10, 2012, the Company amended the above Agreement with ERMS providing that an additional 82,192 in stock options and the additional payment of $30,000 can be made in cash, stock or stock options at the Company’s discretion by February 10, 2013, if the ERMS business reporting unit gross revenue is equal to or greater than $2,000,000 and gross margin is at least 20% for the 2012 calendar year.

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

 As a starting point for calculation purposes, common stock of Premier representing approximately 40% of the fully diluted Premier common stock (excluding Premier options and warrants) after issuance of the same was used, subject to contractual adjustments in the Agreement and Plan of Merger, the assumptions thereon and as outlined below, and resulted in a substantial reduction of such 40%. As part of the 40%, 1,331,188 shares, which otherwise would be delivered to the controlling shareholders of GHH, and certain officers and directors, were not delivered following the merger, but were delivered to an escrow agent, to be delivered by the escrow agent at a later date upon the achievement of certain revenue goals and the satisfaction of certain indemnification obligations. If the Escrow Shares are released, GHH stockholders will own 30.2% of the combined company.

The 1,331,188 shares of Premier common stock delivered to the escrow agent aforementioned (the ‘‘Escrow Shares’’) were issued to an escrow agent at the time of the merger and will be delivered, if at all, at a later date, by the escrow agent, when certain revenue targets and indemnification obligations are satisfied. The Escrow Shares will accrue quarterly, on a pro-rata basis, to the extent that GHH revenues, in the four calendar quarter Measuring Period, exceed $12 million (‘‘Revenue Floor’’), up to $30 million (‘‘Revenue Target’’). Should these conditions not be met, the Escrow Shares will be returned to the Company.

In general, the Escrow Shares are those otherwise deliverable to the executive officers, directors and controlling stockholders of GHH, and do not affect any other GHH stockholder. The indemnification obligation of the GHH executive officer and director and controlling stockholders will be limited to the agreed value of the Escrow Shares, except, in the event of fraud, willful malfeasance or gross negligence by GHH, or any officer, director, representative, affiliate or subsidiary thereof.

If such shares are not issued, GHH stockholders will own 26.0% of the combined company. Premier holds GHH convertible debt and deducted the Premier shares allocable to the conversion of such debt from such 40% amount. The following debt existed on the Closing of the Merger: (a) accounts payable 60 days or older; (b) the $500,000 convertible Note, plus accrued interest; (c) advances from Premier to GHH for transaction expenses (the $140,000 convertible Note – amended February 9, 2012 to provide for borrowings up to $200,000, plus accrued interest);and (d) project financing from Premier to GHH (the $300,000 convertible Note, plus accrued interest) were deemed to be the equivalent of that number of shares of GHH common stock derived by dividing the same by 70% of the volume weighted average price of GHH common stock for the 20 days prior to the Closing Date, and the number of shares of Premier common stock into which the same would have been converted on the merger was deducted from the 40% figure discussed above.

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

The acquisition has been accounted for under the purchase method. The purchase price was determined by the total market value of the newly issued shares (7,114,482) on March 5, 2012 totaling $6,403,293 plus the total loans outstanding made by Premier to GHH outstanding at the date of the acquisition totaling $1,030,407, for total consideration of $7,433,700.  The following table presents the purchase price allocation of the consideration paid, the assets acquired and the liabilities assumed:

Consideration	$7,433,700

Assets acquired:
Current assets	$254,439
Property and equipment, net	452,466
Intangible assets, net	478,925
Deposits and other assets	12,760
Deferred income taxes	458,000
Goodwill	8,692,792
Total assets acquired	10,349,381
Liabilities assumed:
Accounts payable	995,933
Accrued expenses	177,137
Billings in excess of costs and estimated earnings	287,298
Current notes payable	28,689
Long term debt	176,697
Long term notes payable	26,520
Secured note payable	1,030,407
Deferred income taxes	193,000
Total liabilities assumed	2,915,681

Net assets acquired	$7,433,700

The assets acquired and liabilities assumed were recorded at preliminary estimates of fair values determined by management, based on information currently available and on current assumptions as to future operations, and are subject to change upon the completion of acquisition accounting, including the finalization of asset valuations.

Note 4  – Pro-Forma Financial Information:

The following unaudited pro-forma data summarizes the results of operations for the three months ended March 31, 2012 and 2011, as if the purchase of Greenhouse Holdings, Inc. had been completed January 1, 2011.  The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2011.

	Three months ended March 31, 2012	Three months ended March 31, 2011
Net revenues	$ 5,025,858	$ 6,305,238
Operating income	(1,663,175)	(1,342,701)
Net income per share - basic	(0.12)	(0.09)
Net income per share - diluted	(0.12)	(0.09)

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

As of March 31, 2012, 1,200,000 shares of Series B Convertible Preferred stock have been issued, and 40,000 shares have been converted into common stock, leaving 1,160,000 outstanding. These shares of preferred stock were initially issued in conjunction with warrants. Dividends paid in the first quarter of 2012 on these preferred shares totaled $58,718 and were paid by issuing 61,340 shares of the Company’s common stock.  Dividends paid in the first quarter 2011 on these shares totaled $44,429 and were paid in cash.

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

On March 3, 2011, the Company closed an offering of its securities to accredited investors.  The Company sold 2,380,952 shares of Series C Preferred Stock and 7,142,856 warrants for gross proceeds of $5,000,000. In connection with the sale of these securities $650,000 was paid and 714,285 warrants were issued, with an exercise price of $0.77, to a registered broker.  In addition a $100,000 advisory fee was paid and 360,000 warrants, with an exercise price of $0.77 were paid to a registered broker.  The issuance of these preferred shares contained an embedded beneficial conversion feature and the intrinsic value of this feature of $1,913,592 was recorded as a deemed dividend to preferred shareholders for the three months ended March 31, 2011.

The 8,217,141 warrants issued in connection with the preferred stock contain full-ratchet anti-dilution provisions that require them to be recorded as a derivative instrument. The fair market value of the warrants at the issuance date of $2,031,277 was recorded as a derivative liability and as a reduction to additional paid in capital of $1,249,277 with a corresponding deferred tax asset of $782,000. The derivative liability was adjusted to the fair market value of the warrants at March 31, 2012, of $2,233,419, with the change in value during the three months ended March 31, 2012 of $1,706,700 being recorded as derivative expense on the statement of operations.

Dividends were declared and paid on the Series C Preferred Stock in February 2012 in the amount of $262,500 and were paid by the issuance 354,730 shares of Company common stock.

Note 7 – Convertible Debenture:

 On May 21, 2010, the Company issued a 9 percent senior secured convertible debenture in the principal amount of $350,000 with an 8 percent original issue discount of $28,000 (the “Debenture”). The Debenture was paid in full in November 2011.  However, the Debenture was issued with 500,000 detachable warrants with an exercise price of $0.77 which expire in five years and contain full-ratchet and other standard anti-dilution protections.

The Company has accounted for these transactions in accordance with FASB ASC Topic 470-20 “Debt with Conversion and Other Options”. Due to the full-ratchet anti-dilution protection in the warrants, they are considered to be derivative instruments.  As such, the original fair market value of the warrants of $86,950 was recorded as a debt discount and as a derivative liability.  The derivative liability was adjusted at March 31, 2012 to the fair market value of the warrants of $123,350, with the change in value of $97,150 being recorded as derivative expense on the statement of operations.

Note 8 – Stock Options and Warrants:

As discussed in Note 3, on January 1, 2011, the Board granted an aggregate of 82,192 incentive stock options under the 2008 Stock Incentive Plan to one employee in the ERMS acquisition described in Note 1 above.  The options have no vesting schedule and are exercisable at $1.00 per share and the options expire in 2021. The options were granted as consideration for the purchase of customer accounts related to the employment contract of the individual hired.  The estimated fair value of the options of $11,959 was calculated using the Black-Scholes valuation method with the following assumptions: a risk free interest rate of 3.36%, an estimated volatility of 28.7% and no dividend yield.

On June 1, 2011, the Board granted an aggregate of 150,000 incentive stock options under the 2008 Stock Incentive Plan to an executive employee for service.  The options have no vesting schedule and are exercisable at $1.10 per share and the options expire in 2021. The estimated fair value of the options of $63,645 was calculated using the Black-Scholes  valuation method with the following assumptions: a risk free interest rate of 2.96%, an estimated volatility of 8.0% and no dividend yield.

On October 24, 2011, the Company issued 200,000 options to its new Chief Financial Officer. The options have a two year vesting schedule, are exercisable at $1.00 per share and expire in 2021. The estimated fair value of the options of $74,440 was calculated using the Black-Scholes valuation method with the following assumptions: a risk free interest rate of 2.25%, an estimated volatility of 31.0% and no dividend yield. These options have a two year vesting requirement and are being expensd over the straight-line method over the two year vesting period.

On December 30, 2011, the Company issued 100,000 shares among four key employees for services as part of the Intronic transaction. The options had no vesting schedule, are exercisable at $1.00 per share and expire in 2021. The estimated fair value of the options of $12,550, included in selling, general and administrative costs in the statement of operations, was calculated using the Black-Scholes valuation method with the following assumptions: a risk free interest rate of 1.89%, an estimated volatility of 32.7% and no dividend yield.

On February 10, 2012, the Company issued 82,192 of these options at an option price of $1.00 per share as outlined in Note 1.  These options were valued in the initial purchase price allocation in the acquisition of ERMS.

On March 14, 2012, the Company issued 75,000 options among three former independent Board members of GreenHouse Holdings, Inc. The options have no vesting period, are exercisable at $1.00 per share and expire in 2017.  The estimated fair value of the options of $15,248, included in selling, general and administrative costs in the statement of operations, was calculated using the Black-Scholes valuation method with the following assumptions: a risk free interest rate of 1.13%, an estimated volatility of 32.9% and no dividend yield.

On March 21, 2012, the Company issued 700,000 options among six employees of the company for services. 400,000 of the options immediately vested, while the remaining vest over one year, are exercisable at $1.00 per share and expire in 2017.  The estimated fair value of the options was calculated using the Black-Scholes valuation method with the following assumptions: a risk free interest rate of 1.15%, an estimated volatility of 32.9% and no dividend yield.  The total valuation of all of these options is $103,600. The compensation expense related to the 400,000 options vesting immediately with a total valuation of $59,200 are included in selling, general and administrative expenses in the statement of operations for the three months ended March 31, 2012.  The remaining 300,000 options vest 50% per year over a two year period.  These 300,000 options, with a total valuation of $44,400, are being amortized, using the straight-line method from March 2012 through February 2014 at the rate of $1,542 per month; hence, $1,542 has been included in the statement of operations for the three months ended March 31, 2012.

The following table represents the activity under the stock incentive plan as of March 31, 2012 and changes during the year, (there were no exercises, forfeitures, or terminations) :

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	600,000	$0.75
Issued	925,000	$1.00
Outstanding at December 31, 2010	1,525,000	$0.90
Issued	532,192	$1.03
Outstanding at December 31, 2011	2,057,192	$0.93
Issued	775,000	$1.00
Outstanding at March 31, 2012	2,832,192	$0.95

In connection with the Series C Convertible Preferred Stock issued on March 3, 2011, the Company issued warrants totaling 7,142,856 as detachable warrants.  The fair market value of these warrants was charged to additional paid-in capital as a cost of the equity raise.  Additionally, pursuant to the Preferred Stock offering, the Company issued 714,285 warrants to the investment bank and 330,000 and 30,000, respectively, to two consultants directly related to the offering. The 330,000 warrants were issued for services, to an individual who subsequently became a Board member. This total of 8,217,141 warrants was valued at the fair market value of the warrants at the issuance date of $2,031,277 and recorded as a derivative liability. See discussion in Note 6 above - Series C Convertible Preferred Stock.

  On March 3, 2011, 240,000 warrants were issued to another Board member for consulting services.  The warrants are exercisable at $0.77 and expire on March 3, 2016. The grant date estimated fair value of the warrants of $59,328, included in selling, general and administrative expenses on the statement of operations, was calculated using the Black-Scholes  valuation method with the following assumptions:  a risk free interest rate of 2.3%, an estimated volatility of 28.4% and no dividend yield.

On May 2, 2011, the Company issued 50,000 warrants to a consultant for services related to investor relations/public relations to the Company. The warrants are exercisable at $1.10 and expire on May 2, 2016. The grant date estimated fair value of the warrants of $12,740, included in selling, general and administrative expenses on the statement of operations, was calculated using the Black-Scholes valuation method with the following assumptions: a risk free interest rate of 1.96%, an estimated volatility of 28.2% and no dividend yield.

On June 1, 2011, the Company issued 33,000 warrants to a consultant for services related to a Director search for the Board of the Company. The warrants are exercisable at $1.10 and expire on June 1, 2016. The grant date estimated fair value of the warrants of $8,329, included in selling, general and administrative expenses on the statement of operations, was calculated using the Black-Scholes valuation method with the following assumptions: a risk free interest rate of 1.6%, an estimated volatility of 28.0% and no dividend yield.

On June 10, 2011, the Company issued 50,000 warrants to each of its five independent Board members, totaling an issuance of 250,000 warrants. The warrants are exercisable at $1.05 and expire on June 10, 2016. The grant date estimated fair value of the warrants of $71,200, included in selling, general and administrative expenses on the statement of operations, was calculated using the Black-Scholes valuation method with the following assumptions: a risk free interest rate of 2.99%, an estimated volatility of 28.0% and no dividend yield.

On September 16, 2011, the Company issued 100,000 warrants to a new member of the Board of Directors. The warrants are exercisable at $1.05 and expire on September 16, 2016. The grant date estimated fair value of the warrants of $8,490, included in selling, general and administrative expenses on the statement of operations, was calculated using the Black-Scholes valuation method with the following assumptions: a risk free interest rate of .94%, an estimated volatility of 29.8% and no dividend yield.

        On March 5, 2012, simultaneous with the acquisition of GHH (see Note 3 above), holders of GHH warrants received the immediate right to receive warrants of Premier.   Each GHH option and warrant was replaced by a Premier warrant for the number of shares of Premier common stock which a GHH warrant holder would have received if such GHH warrant had been exercised in full to immediately prior to the merger, based on the exchange ratio, also outlined in Note 3 above, calculated without regard to any warrants, and excluding any adjustment resulting from ‘‘price anti-dilution’’ provisions. The aggregate exercise price of the Premier warrant was the same as that of the GHH warrant being replaced. For example, an option to purchase 1,000 GHH shares at $2.00 per share would be converted into an option to purchase a minimum of 140 Premier shares at approximately $14.33 per share. If the actual calculation results in a fraction of a share, the same will be rounded up to a whole share.  Pursuant to this provision of the Agreement and Plan of Merger, 1,822,567 GHH warrants were converted to 300,663 Premier warrants with an average exercise price of $14.65 with varying expiration dates. The strike price for all these warrants is significantly in excess of the fair market price of the stock and such warrants were determined to have deminimous value at the time of the merger.

On March 14, 2012, the Company issued 33,000 warrants to a consultant for services related to a Director search for the Board of the Company. The warrants are exercisable at $1.10 and expire on March 14, 2017. The grant date estimated fair value of the warrants of $5,858, included in selling, general and administrative expenses on the statement of operations, was calculated using the Black-Scholes valuation method with the following assumptions: a risk free interest rate of 1.13%, an estimated volatility of 32.9% and no dividend yield.

On March 20, 2012, the Company issued 67,000 warrants to a consultant for services as a success fee related to a Director search for the Board of the Company. The warrants are exercisable at $1.10 and expire on March 20, 2017. The grant date estimated fair value of the warrants of $8,958, included in selling, general and administrative expenses on the statement of operations, was calculated using the Black-Scholes valuation method with the following assumptions: a risk free interest rate of 1.22%, an estimated volatility of 32.9% and no dividend yield.

        On March 21, 2012, the Company issued 250,000 warrants to a new member of the Board of Directors of the Company. The warrants vest as follows: i) 100,000 immediately, ii) 50,000 on March 21, 2013, iii) 50,000 on March 21, 2014, and, iv) 50,000 on March 21, 2015. The warrants are exercisable at $0.80 and expire on March 21, 2017. Compensation expense related to these warrants will be recognized as according to the vesting schedule, with the expense related to the immediately vested 100,000 warrants of $20,200 recorded in the statement of operations for the three months ended March 31, 2012.  The warrants vesting in March 2013, will be expensed on a straight-line basis over the period April 2012 through March 2013 at $842 per month for a total of $10,100.  The warrants vesting in March 2014, will be expensed on a straight-line basis over the period April 2013 through March 2014 at $842 per month for a total of $10,100. The warrants vesting in March 2015, will be expensed on a straight-line basis over the period April 2014 through March 2015 at $842 per month for a total of $10,100.   The grant date estimated total fair value of the warrants described above, included in selling, general and administrative expenses on the statement of operations as described above, was calculated using the Black-Scholes valuation method with the following assumptions: a risk free interest rate of 1.15%, an estimated volatility of 32.9% and no dividend yield.

On March 21, 2012, the Company issued 150,000 warrants each to two members of the Board of Directors of the Company for services related to merger and acquisition and investor relation activity, totaling an issuance of 300,000 warrants. The warrants vest immediately and expire on March 21, 2017. The warrants are exercisable at $1.00 and expire on March 21, 2017. The grant date estimated fair value of the warrants of $44,400, included in selling, general and administrative expenses on the statement of operations, was calculated using the Black-Scholes valuation method with the following assumptions: a risk free interest rate of 1.15%, an estimated volatility of 32.9% and no dividend yield.

The following table represents the activity of warrants as of March 31, 2012 and changes during the year, (there were no exercises, forfeitures, or terminations):

Warrants	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	0	0
Issued	1,778,940	$0.78
Outstanding at December 31, 2010	1,778,940	$0.78
Issued	8,890,141	$0.78
Outstanding at December 31, 2011	10,669,081	$0.78
Issued	650,000	$0.94
Issued pursuant to GHH acquisition	300,663	$14.65
Outstanding at March 31, 2012	11,619,744	$1.15

Note 9 – Segment Information:

 The Company, effective with its acquisition of GHH on March 5, 2012, operates in two business segments: the Advisory, Consulting and Resources segment and the Solutions segment, GreenHouse Holdings, Inc. (GHH).  For our Premier business segment, our business consists of providing business advisory, consulting and resource services to our customers. Premier provides services through three primary delivery channels: GRC (Governance, Risk and Compliance), BP&T (Business Performance and Technology), and F&A (Finance and Accounting). GHH, a wholly owned subsidiary, operates as the Solutions division of Premier, and has two “vertical operations” consisting of Energy and Sustainable Infrastructure. GHH’s primary focus is on energy related projects.

The performance of the business is evaluated at the segment level.  Cash, debt and financing matters are managed centrally.  These segments operate as one from an accounting and overall executive management perspective, though each segment has senior management in place; however they are differentiated from a marketing and customer presentation perspective, though cross-selling opportunities exist and continue to be pursued.  Condensed summary segment information follows for the three months ended March 31, 2012; however, the Solutions segment only includes the period from March 5, 2012 (the date of acquisition) through March 31, 2012:

Three Months Ended March 31, 2012
Revenue:
Advisory, Consulting and Resources	$4,531,351
Solutions	254,439

Loss from operations
Advisory, Consulting and Resources	$(603,869)
Solutions	(204,952)

Total Assets
Advisory, Consulting and Resources	$19,409,807
Solutions	1,119,201

Note 10 – Related party transactions:

During the three months ended March 31, 2012, the Company engaged two board members to provide consulting services related to merger and acquisition and investment relations activity.  These board members each received 150,000 warrants for these services – see Note 8 above for further discussion.

On February 8, 2012, the Company paid dividends on its Series C Preferred Stock in Common Stock of the Company.  Of this dividend, $105,000, equating to the issuance of 141,893 shares was paid to River Charitable Remainder Unitrust f/b/o Isaac Blech, which is controlled by Isaac Blech, a member of the Company’s Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Operations

Premier’s Advisory, Consulting and Resourcing business consists of providing professional services (business and technology consulting focused services) to its customers. Premier’s services began a transformation in 2005 from a pure technology focus to a business consulting focus that can encompass technology impact and effort. Premier now provides 360˚ Intelligence Delivery, a holistic approach and view to customers’ business initiatives or problems. Premier does this by providing Knowledge Based Expertise that helps its customers drive key initiatives forward. Much of its expertise is focused on core areas of business processes used throughout the corporate world including: project management, business analysis, business consulting, and strategic consulting. Typical initiatives in which Premier provides solutions include compliance and regulatory, merger and acquisition, and business process reengineering efforts.

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

Advisory services are provided by Premier’s Knowledge Based Experts within its core areas of expertise: (a) Governance, Risk and Compliance (GRC), (b) Business Performance & Technology (BP&T) and (c) Finance & Accounting (F&A). Advisory engagements within this realm include: (a) GRC efforts with enterprise risk management, control and governance frameworks, internal audit services, regulatory and compliance efforts (ie, BASEL, SOX), (b) BP&T efforts with systems planning, organizational effectiveness, business process re-engineering, business intelligence, workflow analysis, and (c) F&A efforts with financial reporting and financial advisory services. Engagements are typically structured in a Statement of Work and can be billed on fixed fee / delivery based arrangements or on a time-and-

materials basis for all work performed. Premier is focused on providing Knowledge Based Expertise (KBE) and because of the expertise involved and the complexity of a typical initiative, customers seeking such services from Premier typically engage Premier on strategic or high priority initiatives.

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

On March 5, 2012, the Company consummated its Agreement and Plan of Merger (“Merger Agreement”) with GreenHouse Holdings, Inc. (“GHH”).  GHH is a provider of energy efficiency and sustainable facilities services and solutions. GHH audits, designs, engineers and installs solutions and technologies that enable its clients to reduce their energy costs and carbon footprint. GHH has two primary areas of focus, energy efficiency solutions (‘‘EES’’) and sustainable facilities solutions (‘‘SFS’’). GHH is focused on industrial, commercial, government and military markets in the United States and abroad and has “past performance” status with the Department of Defense. Substantially all of GHH’s revenue has historically come from its EES business focus to this point. GHH will operate as the “Solutions” segment of Premier, as described below.

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

As aforementioned, GHH, a wholly owned subsidiary, is now operating as the Solutions division of Premier, and has two “vertical operations” consisting of Energy and Sustainable Infrastructure. The Solutions division will have a primary focus on energy related projects. With Automated Demand Response and Demand Side Management expected to be a $20 billion market before 2020, the Solutions division is strategically positioned to take advantage of this growing industry. The energy efficiency and alternative energy markets are also experiencing significant growth and have not focused just in the commercial sector, but also have become a focus of military leaders looking for cost savings and revenue generation from these projects as a part of the Federal Leadership in Environmental, Energy and Economic Performance Act executed by the President.  While the Solutions division will have a primary focus on energy projects, it is anticipated that some of its legacy projects will fall under the Sustainable Infrastructure vertical. Future business development will focus on the growth in energy sector.

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

Premier Strategy

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

Operations

Premier’s operations team encompasses several core functions within Premier (human resources (‘‘HR’’) and finance (‘‘Finance’’)). Encompassed in HR is our employee relations function, this provides primary support and service for our consultants on a daily basis, which is critical. This support ensures regular interaction and information sharing leading to quality services, better retention, and successful delivery to Premier’s clients. Within HR Premier has the standard human resource functions (benefit administration, payroll, background processing). Finance provides all financial processing — billing, AP, AR, and SEC reporting.  This operations team has already integrated the “back office” support functions of all GHH companies. Our goal is to centralize all operations functions for all acquisitions successfully consummated through our M&A activity.

Results of Operations

The GHH acquisition was only consummated on March 5, 2012; hence, the results of operations for the three months ended March 31, 2012 only include their results of operations from March 5, 2012 through March 31, 2012.

Net revenue for the three months ended March 31, 2012 was $4,786,000, a decrease of 1.0%, compared to $4,834, 000 for the same period in 2011.  Net revenue for the three months ended March 31, 2012 contributed by GHH was $235,000 or 5% of total revenue.. Excluding the first quarter contribution of GHH, net revenue would have been $4,551,000 compared to $4,834,000 for the same period in the prior year, a decrease of 5.8%.  This decrease is attributable to deference of anticipated contracts and a decrease in revenue from our Kansas City operations as compared to the same period in the prior year.

Cost of revenues, defined as all costs for billable staff and cost of goods for GHH, were $3,705,000 or 77.4% of revenue for the three months ended Mach 31, 2012, as compared to $3,687,000 or 76.3% of revenue for the same period in 2011. The increase in cost of revenues as a percentage of revenue for this period is primarily a result of a lower utilization of billable resources throughout the company as several contracts were deferred or delayed by customers and new business did not offset the impact and lower gross margin in the GHH business.

General and administrative (G&A) expenses were $1,846,000 or 38.6% of revenue for the three months ended in Mach 31, 2012, as compared to $1,416,000 or 29.3% for the same period in 2011.  Most of the key G&A expense items including rent, professional services (legal, accounting, consulting), telecommunication, business insurance, benefits, and travel were managed effectively and increases were primarily offset by decreases within these categories.  The overall increase expense in G&A was mainly attributed to an increase in overhead and related expenses (professional services legal and accounting, rent, licenses, subscriptions) from the GHH acquisition (totaling $256,000).  But for the increased G&A from GHH, total G&A would have been $1,590,000 compared to $1,416,000 for the same period in the prior year, an increase of $174,000 or 12.3%. Non-cash compensation expense related to the issuance of stock options and warrants of $142,000 accounted for the majority of this increase due to awards made by the Board of Directors in the three months ended March 31, 2012.

Loss from operations for the three months ended in March 31, 2012, was $809,000 as compared to a loss of $275,000 for the same period in 2011.  The loss in 2012 is attributable to an increase in non-cash compensation expense related to the issuance of stock options and stock warrants of $142,000, the loss from operations from GHH for the period from the March 5, 2012 date of acquisition through March 31, 2012 of $205,000 and increased overhead costs for the three months ended March 31, 2012 compared to the same period in the prior year of approximately $187,000.  The operating loss for the 2011 period included one-time expenses related to funding and M&A activity that totaled approximately $232,000, increased stock option / warrant compensation expense (non-cash) of $142,000 and the other cost of revenue and G&A impacts discussed above..

Other income (expense) consisted of net expense of $1,751,000 for the three months ended March 31, 2012, compared to net income of $239,000 for the same period in 2011.  The net expense for 2012 is primarily attributable to a non-cash charge for derivative expense related to adjusting the derivative liability at March 31, 2012 to the calculated fair value of warrants issued, resulting in a non-cash expense of $1,804,000, offset by an increase in value of life insurance policies based on market fluctuation of $39,000.

The effective income tax benefit for the first three months of 2012 is 18.2% compared to an effective income tax benefit of 17.9% for the same period in 2011. The effective tax rate is primarily due to permanent differences between book taxable income and tax taxable income representing the non-tax deductible book expenses recorded including the non-cash derivative expense ($1,804,000) and the non-cash stock option / warrant compensation expense ($163,000).

Net loss for the three months ended in March 31, 2012 was $2,094,000 compared with a net loss of $30,000 for the same period in 2011.  This significant increase in loss is primarily attributable to non-cash charge related to the recording of the derivative expense of $1,804,000 versus derivative income of $291,000 for the same period in the prior year, a non-cash negative swing impact on income of $2,095,000, the additional non-cash stock option / warrant compensation expense of $142,000 and the net loss of GHH for the period of March 5, 2012 through March 31, 2012 of $212,000. The loss per share in the period ended March 31, 2011 is negatively impacted by a deemed dividend on preferred stock as a result of an accounting requirement related to an “embedded beneficial conversion feature” that was recorded as a non-cash charge of $1,913,952.  As a combined result of the above, loss per basic and diluted share was $0.23 for the period ending March 31, 2012 compared to $.25 for the same period in 2011.

Dividend

No dividend for common stock has been declared as of March 30, 2012, and the Company does not anticipate declaring dividends in the future.

Critical Accounting Policies

Revenue Recognition

Premier primarily follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of any agreement exists, services have been rendered, and collectability is reasonably assured, therefore, revenue is recognized when the Company invoices customers for completed services at contracted rates and terms.  GHH’s Control Engineering division records revenue on a percentage of completion accounting basis.

Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in calculating tax credits, tax benefits, and deductions that arise from differences in the timing of recognition of revenue and expense for tax and financial-statement purposes.

We assess the likelihood that we will be able to recover deferred tax assets. If recovery is unlikely, we must increase the provision for taxes by recording a valuation allowance against the estimated deferred tax assets that will not ultimately be recoverable. As of March 30, 2012, we evaluated all deferred tax assets and provided an allowance against certain current deferred tax assets in the amount of $514,000.   However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is unlikely.

Financial Condition and Liquidity

As of March 31, 2012, we had cash and cash equivalents of $2,320.000 representing a decrease of $732,000 from December 31, 2011. Net working capital at March 31, 2012, was $1,368,000, as compared to $4,039,000 on December  31, 2011 a decrease of $3,013,000, primarily attributable to increased borrowing under our bank line of credit of $435,000, net billings in excess of costs and estimated earnings on uncompleted contracts in our GHH segment of $521,000 and an increase in accounts payable and accrued expenses of $1,324,000 (which is almost exclusively attributable to the GHH acquisition), with the remainder cash used in operating activities described below.  Current assets at March 31, 2012, were $6,225,757.  We had long-term debt of $2,596,388 which is primarily comprised of a derivative liability of $2,356,769 representing the current fair value calculation of detachable stock warrants.  Shareholders’ equity as of March 31, 2012, was $13,075,000 which represented 64% of total assets.

During the three months ended March 31, 2012, the net cash used by operating activities was $847,000 and was primarily a result of the net loss of $2,094,000, offset by the non-cash charge of derivative expense of $1,804,000, non-cash stock option / warrant compensation expense of $163,000, a net increase in billings in excess of costs and estimated earnings of $246,000 and depreciation and amortization expense of $43,000.  These increases were offset by a decrease in deferred income taxes of $466,000 and an increase in accounts receivable of $693,000.

Cash flows from investing activities used $294,000 and was attributable to issuance of secured notes receivable of $195,000, expenditures for stock issuance costs related to the GHH acquisition of $193,000, purchases of property and equipment of $13,000, offset by the receipt of $107,000 in cash in the GHH acquisition.

Financing activities provided $409,000 of cash for the three months ended March 31, 2012. This increase is directly attributable to net proceeds from borrowings on the bank lineof credit of $435,000 offset by required payments on long-term debt of $26,000.

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

Off-Balance-Sheet Arrangements

As of March 31, 2012, and during the prior three months then ended, there were no other transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

Interest Rate Risks

At March 31, 2012, the Company had an outstanding balance of $1,178,066 under its revolving credit agreement. Interest on borrowings under the facilities are based on the daily LIBOR rate plus a 3.50% margin, and no less than 4%. Daily average borrowings for the 2012 first quarter were $974,848.

Market fluctuation impact on assets

For the three months ending March 31, 2012, the valuation of the Variable Life Insurance policies had an investment gain of $39,398.

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

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2012.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than those previously reported on Form 8-K, the following unregistered securities were sold or issued during the period ended March 31, 2012:

On February 1, 2012, the Company issued 82,192 incentive stock options under the 2008 Stock Incentive Plan to one employee.  The options have no vesting schedule, are exercisable at $1.00 per share, and expire in 2022. The options were granted pursuant to the purchase of customer accounts relating to the employment contract of the individual hired.

On February 8, 2012, the Company declared and paid dividends on its Series B and Series C Preferred Stock and paid the dividends by issuance of Common Stock of the Company.  The Company issued 61,340 shares as dividends to its Series B Preferred Stockholders and 354,730 shares to its Series C Preferred Stockholders.

On March 5, 2012, in conjunction with the acquisition of GreenHouse Holdings, Inc. (“GHH”), the Company assumed the 1,822,567 GHH warrants and they were converted to Premier warrants in accordance with the terms of the Agreement and Plan of Merger resulting in the issuance of 300,663 Premier warrants with an average exercise price of $14.65, with varying expiration dates.

On March 14, 2012 the Company issued an aggregate of 75,000 incentive stock options under the 2008 Stock Incentive Plan to the three independent directors who served on the GreenHouse board of directors for services.  The options are exercisable at $1.00 and expire on March 14, 2017.

On March 14, 2012, the Company issued 33,000 warrants to a consultant for services related to a Director search for the Board of the Company. The warrants are exercisable at $1.10 and expire on March 14, 2017.

On March 15, 2012, in accordance with a referral agreement related to the GreenHouse Holdings, Inc. acquisition, the Company issued 104,906 shares of Common Stock to a brokerage firm as partial consideration for their services.

On March 20, 2012, the Company issued 67,000 warrants to a consultant for services as a success fee related to a Director search for the Board of the Company. The warrants are exercisable at $1.10 and expire on March 20, 2017.

On March 21, 2012 the Company issued an aggregate of 700,000 incentive stock options under the 2008 Stock Incentive Plan to six employees. 300,000 options vest over 1 year and 400,000 options have no vesting schedule.  The options are exercisable at $1.00 and expire on March 21, 2017.

On March 21, 2012, the Company issued 250,000 warrants to a new member of the Board of Directors of the Company. The warrants vest as follows: i) 100,000 immediately, ii) 50,000 on March 21, 2013, iii) 50,000 on March 21, 2014, and, iv) 50,000 on March 21, 2015. The warrants are exercisable at $0.80 and expire on March 21, 2017.

On March 21, 2012, the Company issued 150,000 warrants each to two members of the Board of Directors of the Company for services related to merger and acquisition and investor relation activity, totaling an issuance of 300,000 warrants. The warrants vest immediately, are exercisable at $1.00 and expire on March 21, 2017.

All of the foregoing transactions were conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

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