Form 10-Q
period 2012-06-30
PREMIER ALLIANCE GROUP, INC.
filed 2012-08-14
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or
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
[ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 15,782,071 shares of common stock were outstanding as of August 5, 2012.

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND DECEMBER 31, 2011

	(Unaudited)
	June 30,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash	$1,058,406	$3,051,407
Accounts receivable	2,504,974	2,184,873
Marketable securities	30,855	30,854
Income tax receivable	113,102	113,102
Convertible notes receivable	--	834,814
Deferred issuance costs	--	196,032
Cost and estimated earnings in excess of billings	601,882	--
Deferred tax asset	748,000	337,000
Prepaid expenses and other current assets	121,772	95,143

Total current assets	5,178,991	6,843,225

PROPERTY AND EQUIPMENT - at cost less
accumulated depreciation	504,499	79,768

OTHER ASSETS:
Goodwill	11,011,418	2,317,778
Intangible assets – net	672,298	274,179
Investment in equity-method investee	--	54,842
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers’ life Insurance	359,184	352,035
Deferred tax asset	740,000	407,000
Deposits and other assets	35,968	14,854

Total other assets	12,918,868	3,520,688

TOTAL ASSETS	$18,602,358	$10,443,681

See Notes to Consolidated Financial Statements

	(Unaudited)
	June 30,	December 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable to bank	$1,356,966	$743,000
Current portion of long-term debt	21,360	52,337
Accounts payable	1,541,482	742,046
Billings in excess of costs and estimated earnings	32,051	--
Notes payable	52,971	--
Accrued expenses	1,251,228	924,499
Total current liabilities	4,256,058	2,461,882

NONCURRENT LIABILITIES:
Long term debt – net of current portion	150,581	10,281
Derivative liability	737,631	552,919
Deferred tax liability	171,000	29,000

Total noncurrent liabilities	1,059,212	592,200

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 5,000,000 and 0 shares authorized at June 30, 2012 and December 31, 2011 respectively and no shares issued or outstanding
Class B convertible preferred stock, $.001
par value, 2,500,000 shares authorized,
1,160,000 shares issued and outstanding	1,160	1,160
Class C convertible preferred stock, $.001
par value, 2,500,000 shares authorized,
2,380,952 shares issued and outstanding	2,381	2,381
Common stock, $.001 par value, 90,000,000
and 45,000,000 shares authorized at June 30, 2012 and
December 31, 2011, respectively, 15,782,071 and
8,146,325 shares issued and outstanding	15,782	8,146
Additional paid-in capital	18,251,350	10,574,998
Accumulated deficit	(4,983,585)	(3,197,086)

Total stockholders’ equity	13,287,088	7,389,599

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,602,358	$10,443,681

See Notes to Consolidated Financial Statements

        PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2011	June 30,2012	June 30, 2011

NET REVENUE	$5,494,238	$4,213,681	$10,280,028	$9,047,451
OPERATING EXPENSES:
Cost of revenues	4,103,122	3,065,949	7,808,150	6,753,065
Selling, general & administrative	2,072,737	1,547,840	3,919,108	2,942,234
Depreciation and amortization	69,574	53,286	112,786	80,908
Total operating expenses	6,245,433	4,667,075	11,840,044	9,776,207
LOSS FROM OPERATIONS	(751,195)	(453,394)	(1,560,016)	(728,756)

OTHER INCOME (EXPENSE):
Interest expense, net	(17,048)	(33,589)	(27,435)	(105,895)
Loss on extinguishment of debentures		(80,316)		(80,316)
Officers’ life insurance	(32,249)	(10,458)	7,149	7,915
Equity in net (loss) income of equity-method investee	--	(2,884)	--	(3,601)
Derivative (expense) income	1,619,138	(317,826)	(184,712)	(26,775)
Other income	9,627	954	33,772	3,514
Total other (expense) income	1,579,468	(444,119)	(171,226)	(205,158)

INCOME (LOSS)BEFORE INCOME TAXES	828,273	(897,513)	(1,731,242)	(933,914)
INCOME TAX BENEFIT (EXPENSE)	(200,002)	272,362	265,960	278,872

NET INCOME (LOSS)	628,271	(625,151)	(1,465,282)	(655,042)
PREFERRED STOCK DIVIDENDS	--	--	(321,218)	(44,429)
DEEMED DIVIDEND ON PREFERRED STOCK	--	--	--	(1,913,592)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$628,271	$(625,151)	$(1,786,500)	$(2,613,063)

Net income (loss) income per share
Basic	$0.04	$(0.08)	$(0.14)	$(0.33)
Diluted	$0.02	$(0.08)	$(0.14)	$(0.33)
Weighted average number of shares
Basic	15,782,071	8,041,618	13,063,933	8,005,009
Diluted	39,019,055	8,041,618	13,063,933	8,005,009

See Notes to Consolidated Financial Statements

PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)
	2012	2011
Cash flows from operating activities:
Net loss	$(1,465,282)	$(655,042)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Depreciation and amortization	112,786	173,823
Increase in cash surrender value of officers’ life insurance	(7,149)	(7,915)
Expense from change in value of derivatives	184,712	26,775
Loss on extinguishment	--	80,316
Deferred income taxes	(266,000)	(102,000)
Stock option / warrant compensation expense	246,994	235,431
Equity in loss of equity-method investee	58,842	3,601
Changes in operating assets and liabilities:
Increase in accounts receivable	(212,714)	(67,850)
Increase in marketable securities	(3)	(1,106)
Increase in costs and estimated earnings in excess of billings	(589,517)	--
(Increase) decrease in prepaid expenses	1,426	(96,462)
(Increase) decrease in deposits and other assets	(12,354)	5,170
Increase (decrease) in accounts payable and accrued expenses	(47,763)	268,882
Decrease in billings in excess of costs and estimated earnings	(255,247)	--
Increase in income taxes receivable	--	(185,301)
Net cash used in operating activities	(2,251,269)	(321,678)

Cash flows from investing activities:
Cash paid in acquisition	--	(60,000)
Issuance of notes receivable	(195,229)	--
Deferred stock issuance costs	(192,890)	--
Cash acquired in GHH acquisition	106,641	--
Purchases of property and equipment, net	(4,244)	(15,818)
Net cash used in investing activities	(285,722)	(75,818)

Cash flows from financing activities:
Issuance of Class C Preferred stock	--	4,215,065
Dividends paid	--	(44,429)
Payments on convertible debentures	--	(52,500)
Payments on long-term debt	(69,976)	(5,657)
(Payments) proceeds on line of credit	613,966	(144,000)
Net cash provided by financing activities	543,990	3,968,479

Net increase (decrease) in cash	(1,993,001)	3,570,983

Cash - beginning of period	3,051,407	404,588

Cash - end of period	$1,058,406	$3,975,571

See Notes to Consolidated Financial Statements

PREMIER ALLIANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

Note 1 – Basis of Presentation:

The accompanying unaudited interim consolidated financial statements of Premier Alliance Group, Inc. (“Premier” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2011 as reported in the 10-K have been omitted.

The consolidated financial statements include historical Premier Alliance Group, Inc. and its acquisition of GreenHouse Holdings, Inc. (hereinafter “GHH”) effective March 5, 2012.  GHH has five wholly owned subsidiaries as follows: i) Green House Holdings, Inc., a Nevada corporation, ii) Control Engineering, Inc., a Delaware corporation, iii) Life Protection, Inc., a North Carolina corporation, iv) Green House Soluciones, S. A., incorporated under the laws of Mexico, and, v) R Squared Contracting, Inc., a California corporation.  R Squared Contracting, involved in residential energy, ceased doing business in May 2011 and is a dormant corporation.   See Note 2 below for further discussion of this business acquisition.

Certain amounts have been reclassified to conform with the current period presentation. The amounts reclassified did not have an effect on the Company’s results of operations or stockholder’s equity.

Note 2 – Business Combinations:

 On January 1, 2011, the Company purchased business from an individual (“ERMS”) and accounted for the transaction under the acquisition method.  In consideration of the purchase, the Company agreed to pay (a) the sum of $90,000 in cash, and (b) 164,384 stock options with an exercise price of $1.00 and maturing in ten years.  The Company paid $60,000 and delivered 82,192 options upon closing.  Additional consideration was to be paid on January 15, 2012, subject to certain conditions.

On February 10, 2012, the Company amended the above described Agreement with ERMS to provide that an additional 82,192 in stock options and the additional payment of $30,000 can be made in cash, stock or stock options at the Company’s discretion by February 10, 2013, if the ERMS business reporting unit gross revenue is equal to or greater than $2,000,000 and gross margin is at least 20% for the 2012 calendar year.

On March 5, 2012, the Company consummated its Agreement of Plan and Merger (“Merger Agreement”) with GHH.  GHH is a provider of energy efficiency and sustainable facilities services and solutions and audits, designs, engineers and installs products and technologies that enable its clients to reduce their energy costs and carbon footprint. GHH has two "vertical operations," energy efficiency solutions (‘‘EES’’) and sustainable facilities solutions (‘‘SFS’’).

GHH is focused on industrial, commercial, government and military markets in the United States and abroad. Substantially all of GHH’s revenue has historically come from its EES business segment to this point.

 As a starting point for the calculation of the amount of Premier stock to be issued to GHH shareholders in the Merger, common stock of Premier representing approximately 40% of the fully diluted Premier common stock (excluding Premier options and warrants), subject to contractual adjustments in the Merger Agreement, the assumptions therein and as outlined below, resulted in a substantial reduction of this 40% number. As part of the Premier stock consideration, 1,331,188 shares, that otherwise would have been delivered to the controlling shareholders, as well as certain officers and directors, of GHH, were not delivered following the merger, but were instead delivered to an escrow agent, to be delivered by the escrow agent at a later date upon the achievement of certain revenue goals and the satisfaction of certain indemnification obligations. If the Escrow Shares are released, GHH stockholders will own, in the aggregate, 30.2% of the Combined company.

The 1,331,188 shares of Premier common stock (the ‘‘Escrow Shares’’) were issued to an escrow agent at the time of the merger and will be delivered, at a later date, by the escrow agent, if certain revenue targets and indemnification obligations are satisfied. The Escrow Shares will accrue quarterly, on a pro-rata basis, to the extent that GHH revenues, over a four calendar quarter measuring period, exceed $12 million.  If these conditions are not met, the Escrow Shares will be returned to the Company.

The acquisition has been accounted for under the purchase method. The purchase price was determined by the total market value of the 7,114,482 newly issued shares (including the Escrow Shares) on March 5, 2012 ($6,403,293), plus the total loans outstanding made by Premier to GHH at the date of the acquisition ($1,030,407), for total consideration of $7,433,700.  The following table presents the purchase price allocation of the consideration paid, the assets acquired and the liabilities assumed:

Consideration	$7,433,700

Assets acquired:
Current assets	$254,438
Property and equipment, net	452,466
Intangible assets, net	478,925
Deposits and other assets	12,760
Deferred income taxes	458,000
Goodwill	8,692,792
Total assets acquired	10,349,381

Liabilities assumed:
Accounts payable	995,933
Accrued expenses	177,137
Billings in excess of costs and
estimated earnings	287,298
Current notes payable	28,689
Long term debt	176,697
Long term notes payable	26,520
Secured note payable	1,030,407
Deferred income taxes	193,000
Total liabilities assumed	2,915,681

Net assets acquired	$7,433,700

The assets acquired and liabilities assumed were recorded at preliminary estimates of fair values determined by management, based on information currently available and on current assumptions as to future operations, and are subject to change upon the completion of acquisition accounting, including the finalization of asset valuations.

Note 3 – Pro-Forma Financial Information:

The following unaudited pro-forma data summarizes the results of operations for the three and six months ended June 30, 2012 and 2011, as if the purchase of Greenhouse Holdings, Inc. had been completed January 1, 2011. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2011.

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011
Net revenues	N/A	$5,143,404
Operating loss	N/A	(1,403,254)
Net loss per share – basic and diluted	N/A	(0.09)

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
Net revenues	$10,755,278	$11,448,642
Operating loss	(2,489,823)	(2,745,955)
Net income per share – basic and diluted	(0.17)	(0.18)

Note 4 – Series B Convertible Preferred Stock:

On April 14, 2010, the Company designated 2,000,000 shares of its preferred stock as 7% Series B Convertible Preferred Stock, $.001 par value per share (“Series B Preferred Stock”). The Series B Preferred Stock (a) is convertible into one share of  common stock, subject to certain adjustments, (b) pays 7 percent dividends per annum, payable annually in cash or shares of common stock, at the Company’s election, (c) is automatically converted into common stock if the price of the Company’s common stock exceed $2.50, and (d) for a period of one year from the issuance date provides full-ratchet anti-dilution provisions on issuances of securities at a price less than $0.70 per share of common stock, subject to certain exceptions. These shares of preferred stock were issued in conjunction with detachable warrants.

As of June 30, 2012, 1,200,000 shares of the Series B Convertible Preferred Stock have been issued, and 40,000 shares have been converted into common stock, leaving 1,160,000 shares outstanding.  Dividends paid in the first quarter of 2012 on these preferred shares totaled $58,718 and were paid by issuing 61,340 shares of the Company’s common stock.  Dividends paid in the first quarter 2011 on these shares totaled $44,429 and were paid in cash.

Note 5 – Series C Convertible Preferred Stock:

On March 1, 2011, and as amended March 3, 2011, the Company designated 2,500,000 shares of its preferred stock as Series C Convertible Preferred Stock, $.001 par value per share (“Series C Preferred Stock”), each share is priced at $2.10 and includes 3 warrants at an exercise price of $0.77 which expire in 5 years. The Series C Preferred Stock (a) is convertible into three shares of  common stock, subject to certain adjustments, (b) pays 7% dividends per annum, payable annually in cash or shares of common stock, at the Company’s election and (c) is automatically converted into common stock if the price of the Company’s common stock exceed $2.50 for 30 consecutive trading days.

On March 3, 2011, the Company closed an offering of its securities to accredited investors.  The Company sold 2,380,952 shares of Series C Preferred Stock and 7,142,856 warrants for gross proceeds of $5,000,000. In connection with the sale of these securities, a registered securities broker was paid $650,000 and 714,285 warrants (with an exercise price of $0.77), as an advisory fee.  In addition, a registered securities broker was paid $100,000 and 360,000 warrants (with an exercise price of $0.77) as an advisory/finder's fee.  The issuance of these preferred shares contained an embedded beneficial conversion feature the intrinsic value of which is $1,913,592  and was recorded as a deemed dividend to preferred shareholders for the three months ended March 31, 2011.

The aggregate number of warrants 8,217,141 issued in connection with the Series C Preferred Stock contain full-ratchet anti-dilution provisions that require them to be recorded as a derivative instrument. The fair market value of the warrants at the issuance date of $2,031,277 was recorded as a derivative liability with a related reduction to additional paid in capital of $1,249,277 and a corresponding deferred tax asset of $782,000. The derivative liability was adjusted to the fair market value of the warrants of $2,233,419 at March 31, 2012 and to $705,031 at June 30, 2012, with the change in values during the three and six months ended June 30, 2012 of ($1,706,700) and $1,528,388 being recorded as derivative income (expense) on the respective statements of operations.

Dividends were declared and paid on the Series C Preferred Stock in February 2012 in the amount of $262,500 and were paid by the issuance 354,730 shares of Company common stock.

Note 6 – Convertible Debenture:

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

The Company has accounted for these transactions in accordance with FASB ASC Topic 470-20 “Debt with Conversion and Other Options”. Due to the full-ratchet anti-dilution protection in the warrants, they are considered to be derivative instruments.  As such, the original fair market value of the warrants of $86,950 was recorded as a debt discount and as a derivative liability.  The derivative liability was adjusted at both March 31, 2012 and June 30, 2012 to the fair market value of the warrants of $123,350 and $32,600, respectively, with the changes in value during the three months ended March 31, 2012 and June 30, 2012 of ($97,150) and $90,750 being recorded as derivative income (expense) on the respective statements of operations.

Note 7 – Stock Options and Warrants:

On February 10, 2012, the Company issued 82,192 options at an option price of $1.00 per share, which were valued and capitalized in the initial purchase price allocation in the acquisition of ERMS – see Note 2.

   The Company has changed its quarterly presentation and disclosure of stock options and warrants beginning with this SEC Form 10-Q for the six months ended June 30, 2012. Instead of listing the details of each of the Black-Scholes inputs for each stock option and each stock warrant issued listed below, the Company is providing a tabular format that shows a range for each of the valuation parameters affecting issuance, and has removed from this filing the disclosure of prior year (2011) issuances, since that disclosure has already been made in the Company's prior year SEC Form 10-Q for the same period, as well as the Company’s SEC Form 10-K for the year ended December 31, 2011.

The following options were issued in 2012 under the 2008 Stock Incentive Plan and valued using the Black-Scholes valuation method with the key inputs varying as follows:

Exercise price	$1.00
Risk free interest rate	1.13% to 1.15%
Volatility	32.9%
Expected Term	5 Years
Dividend yield	None

On March 14, 2012, the Company issued 75,000 options in the aggregate to three former independent Board members of GHH. The options have no vesting period, are exercisable at $1.00 per share and expire in 2017.  The estimated fair value of the options of $15,248 was included in selling, general and administrative costs in the statement of operations during the first quarter.

On March 21, 2012, the Company issued 700,000 options in the aggregate to six employees of the company for services. 400,000 of the options vested immediately, while the remainder vest over two years, are exercisable at $1.00 per share and expire in 2017.  The estimated fair value of all the options is $103,600. The compensation expense related to the 400,000 options that vest immediately with a total valuation of $59,200 is included in selling, general and administrative expenses in the statement of operations for the three months ended March 31, 2012.  50 percent of the remaining 300,000 options vest each year for two years.  These 300,000 options, with a total valuation of $44,400, are being amortized, using the straight-line method from March 2012 through February 2014 at the rate of $1,850 per month; hence, $1,850 has been expensed for the three months ended March 31, 2012 and $5,550 has been expensed and included in the statement of operations for the three months ended June 30, 2012.

The following table represents the activity under the stock incentive plan as of June 30, 2012 and changes during the year:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	600,000	$0.75
Issued	925,000	$1.00
Outstanding at December 31, 2010	1,525,000	$0.90
Issued	532,192	$1.03
Outstanding at December 31, 2011	2,057,192	$0.93
Issued	857,192	$1.00
Outstanding at March 31, 2012	2,914,384	$0.95
Issued	0	--
Forfeitures	(127,520)	($1.00)
Outstanding at June 30, 2012	2,786,864	$0.95

On March 5, 2012, contemporaneously with the acquisition of GHH (see Note 2 above), holders of GHH warrants received the immediate right to receive warrants of Premier.  Each GHH option and warrant was replaced by a Premier warrant for the number of shares of Premier common stock that a GHH warrant holder would have received if the GHH warrant had been exercised in full to immediately prior to the merger, based on the exchange ratio calculated without regard to any warrants, and excluding any adjustment resulting from ‘‘price anti-dilution’’ provisions. The aggregate exercise price of the Premier warrant was the same as that of the GHH warrant being replaced. For example, an option to purchase 1,000 GHH shares at $2.00 per share would be converted into an option to purchase a minimum of 140 Premier shares at approximately $14.33 per share. If the actual calculation would result in a fraction of a share, the same will be rounded up to a whole share.  Pursuant to this provision of the Agreement and Plan of Merger, 1,822,567 GHH warrants were converted to 300,663 Premier warrants with an average exercise price of $14.65 with varying expiration dates.  The strike price for all these warrants is significantly in excess of the fair market price of the stock and such warrants were determined to have de minimis value at the time of the merger.

The following warrants were issued in 2012 and valued using the Black-Scholes valuation method with the key inputs varying as follows:

Exercise price	$0.80 to $1.10
Risk free interest rate	0.78% to 1.22%
Volatility	32.6% to 32.9%
Expected Term	4.75 to 4.92 years
Dividend Yield	None

On March 14, 2012, the Company issued 33,000 warrants to a consultant for services related to a Director search for the Board of the Company. The warrants are exercisable at $1.10 and expire on March 14, 2017. The grant date estimated fair value of the warrants is $5,858 and is included in selling, general and administrative expenses on the statement of operations during the first quarter.

On March 20, 2012, the Company issued 67,000 warrants to a consultant for services as a success fee related to a Director search for the Board of the Company. The warrants are exercisable at $1.10 and expire on March 20, 2017. The grant date estimated fair value of the warrants is $8,958 and is included in selling, general and administrative expenses on the statement of operations during the first quarter.

On March 21, 2012, the Company issued 250,000 warrants to a new member of the Board of Directors of the Company. The warrants vest as follows: i) 100,000 immediately, ii) 50,000 on March 21, 2013, iii) 50,000 on March 21, 2014, and, iv) 50,000 on March 21, 2015. The warrants are exercisable at $0.80 and expire on March 21, 2017. Compensation expense related to these warrants will be recognized according to the vesting schedule, with the expense related to the immediately vested 100,000 warrants of $20,200 recorded in the statement of operations for the three months ended March 31, 2012.  The warrants vesting annually from March 2013 through March 2015 are being expensed annually on a straight line basis, with each annual award being expensed monthly at $842 or $2,526 per quarter. The grant date estimated total fair value of the warrants described above and the straight line amortization of the options over the vesting period are included in selling, general and administrative expenses on the statement of operations as described above.

On March 21, 2012, the Company issued 150,000 warrants each to two members of the Board of Directors of the Company for services related to merger and acquisition and investor relation activity.  The 300,000 warrants vest immediately, are exercisable at $1.00 and expire on March 21, 2017. The grant date estimated fair value of the warrants is $44,400 and was included in selling, general and administrative expenses on the statement of operations during the first quarter.

On May 4, 2012, the Company issued 400,000 warrants to a Board member for assuming additional responsibilities as Vice Chairman of the Board of Directors. The warrants vest immediately, are exercisable at $0.80 and expire on May 4, 2017. The grant date estimated fair value of the warrants is $54,360 and is included in selling, general and administrative expenses on the statement of operations in the second quarter.

The following table represents the activity of warrants as of June 30, 2012, (there were no exercises, forfeitures, or terminations):

Warrants	Shares	Weighted average Exercise Price
Outstanding at January 1, 2010	0	0
Issued	1,778,940	$0.78
Outstanding at December 31, 2010	1,778,940	$0.78
Issued	8,890,141	$0.78
Outstanding at December 31, 2011	10,669,081	$0.78
Issued	650,000	$0.94
Issued pursuant to GHH acquisition	300,663	$14.65
Outstanding at March 31, 2012	11,619,744	$1.15
Issued	400,000	$0.80
Outstanding at June 30, 2012	12,019,744	$1.14

Note 8 – Capital Stock Authorized:

In April 2012, the Company increased its authorized shares of capital stock.  Total authorized shares of Preferred Stock were increased from 5,000,000 to 10,000,000.  No shares of the additional authorized Preferred shares have been issued, nor has the additional 5,000,000 shares been designated to a specific class.  Total authorized shares of Common Stock were increased from 45,000,000 to 90,000,000. No shares of the additional authorized Common shares have been issued.

Note 9 – Segment Information:

 The Company, effective with its acquisition of GHH on March 5, 2012, operates in two business segments: the Professional Services segment and the Solutions segment.  For the Professional Services segment, the business consists of providing business advisory, consulting and resource services to clients. Premier provides services through three primary delivery channels: GRC (Governance, Risk and Compliance), BP&T (Business Performance and Technology), and F&A (Finance and Accounting). GHH, a wholly owned subsidiary, operates as the Solutions segment of Premier, and has two “vertical operations” consisting of Energy and Sustainable Infrastructure. GHH’s primary focus is on energy related projects.

The performance of the business is evaluated at the segment level.  Cash, debt and financing matters are managed centrally.  These segments operate as one from an accounting and overall executive management perspective, though each segment has senior management in place; however they are differentiated from a marketing and customer presentation perspective, though cross-selling opportunities exist and continue to be pursued.  Condensed summary segment information follows for the three and six months ended June 30, 2012; however, the Solutions segment only includes the period beginning March 5, 2012 (the date of acquisition):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenue:
Advisory, Consulting and Resources	$4,233,413	$8,784,022
Solutions	1,260,825	1,496,006

Loss from operations
Advisory, Consulting and Resources	(547,221)	$(1,100,309)
Solutions	(203,974)	(459,707)

Total Assets
Advisory, Consulting and Resources	--	$16,238,738
Solutions	--	2,363,620

Note 10 – Related party transactions:

On February 8, 2012, the Company paid dividends on its Series C Preferred Stock in Common Stock of the Company.  Of this dividend, $105,000, equating to 141,893 shares was paid to River Charitable Remainder Unitrust f/b/o Isaac Blech, which is controlled by Isaac Blech, Vice Chairman of the Company’s Board of Directors.

During the three months ended March 31, 2012, the Company engaged two board members to provide consulting services related to merger and acquisition and investment relations activity.  These board members each received 150,000 warrants for these services – see Note 7 above for further discussion.  In addition each board member was to be compensated $20,000.  On April 27, 2012, the Company paid $20,000 each to the two board members.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement:  This Form 10-Q contains certain statements relating to future results of the Company that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions; interest rate fluctuation; competitive pricing pressures within the Company’s market; equity and fixed income market fluctuation; technological change; changes in law; changes in fiscal, monetary regulatory and tax policies; monetary fluctuations as well as other risks and uncertainties detailed elsewhere in the Form 10-Q or from time-to-time in the filings of the Company with the Securities and Exchange Commission.  Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with our financial statements and the related notes included in this Form 10-Q.

Operations

Premier’s Advisory, Consulting and Resourcing business consists of providing professional services (business and technology consulting focused services) to its clients. Premier’s services began a transformation in 2005 from a pure technology focus to a business consulting focus that can encompass technology impact and effort. Premier now provides 360˚ Intelligence Delivery, a holistic approach and view to clients’ business initiatives or problems. Premier does this by providing Knowledge Based Expertise that helps its clients drive key initiatives forward. Much of its expertise is focused on core areas of business processes used throughout the corporate world including: project management, business analysis, business consulting, and strategic consulting. Typical initiatives in which Premier provides solutions include compliance and regulatory, merger and acquisition, and business process reengineering efforts.

A typical Premier client is an organization with complex business processes, large amounts of data to manage, and change driven by regulatory or market environments, or strategic, growth and profitability initiatives. Premier promotes its Professional services through its Advisory, Consulting and Resources delivery channels.

Advisory services are provided by Premier’s Knowledge Based Experts (KBE's) within its core areas of expertise: (a) Governance, Risk and Compliance (GRC), (b) Business Performance & Technology (BP&T) and (c) Finance & Accounting (F&A). Advisory engagements within this realm include: (a) GRC efforts with enterprise risk management, control and governance frameworks, internal audit services, regulatory and compliance efforts (ie, BASEL, SOX), (b) BP&T efforts with systems planning, organizational effectiveness, business process re-engineering, business intelligence, workflow analysis, and (c) F&A efforts with financial reporting and financial advisory services. Engagements are typically structured in a Statement of Work and can be billed on fixed fee/delivery based arrangements or on a time-and-materials basis for all work performed. Premier is focused on providing Knowledge Based

Expertise and because of the expertise involved and the complexity of a typical initiative, clients seeking such services from Premier typically engage Premier on strategic or high priority initiatives.

Consulting and Resource services are provided across a broad range of knowledge, skills and expertise including project management, systems implementation and architecture, information management, business intelligence, business expertise and analysis. Premier recruits, retains, manages, and provides to its clients skilled business, technical, financial and accounting expertise, which helps lead and train clients or supplement their knowledge requirements. Because of the expertise involved and the complexity of a typical initiative, many clients seeking such services from Premier commit to long-term engagements that are usually a minimum of 9 months in which Premier consultants work on site at client facilities under the daily direction of the client.

On March 5, 2012, the Company consummated its Merger Agreement with GHH.  GHH is a provider of energy efficiency and sustainable facilities services and solutions. GHH audits, designs, engineers and installs solutions and technologies that enable its clients to reduce their energy costs and carbon footprint. GHH has two primary areas of focus, energy efficiency solutions (‘‘EES’’) and sustainable facilities solutions (‘‘SFS’’). GHH is focused on industrial, commercial, governmental and military markets in the United States and abroad and has “past performance” status with the Department of Defense. Substantially all of GHH’s revenue has historically come from its EES business focus to this point. GHH operates as the “Solutions” segment of Premier.

In the recent past, Premier has made several acquisitions seeking to expand the scope of its business and achieve growth in revenues and profitability. As a strategic advisory and consulting services firm, Premier's task is to have the capability to help clients deal with external change driven by regulatory or market environments or internal change driven by strategic, growth, and profitability initiatives. To compete more effectively, part of the strategic growth plan for Premier is to identify target firms that expand or enhance the 360° Intelligence Delivery capability. To do this Premier must have the knowledge, history, and experience, Knowledge Based Expertise, as it believes this will be a key to continued growth and opportunity. Premier has focused on expanding its Knowledge Based Expertise in targeted industry sectors which include the energy, healthcare and federal government sectors as well as by enhancing or expanding practice areas which include business process/analysis, risk and compliance, business intelligence, and program management. Premier believes that  GHH business adds significantly to Premier’s expertise in the energy and engineering sectors and offers the opportunity for substantial growth in different but complementary areas. GHH is positioned as a market leader regarding strategic direction and approach as it relates to energy use. GHH has skills that complement Premier’s including: audit capabilities in the energy sector, project management, program management, and engineering capability. With a past acquisition and Premier’s current focus on the southern California market, GHH can expand Premier’s current presence and help Premier establish a stronger foothold in this target market while expanding capability.

As mentioned above, GHH, a wholly owned subsidiary, is now operating as the Solutions segment of Premier, and has two “vertical operations” consisting of Energy and Sustainable Infrastructure. The Solutions segment will have a primary focus on energy related projects. With Automated Demand Response and Demand Side Management expected to be a $20 billion market before 2020, the Solutions segement is strategically positioned to take advantage of this growing industry. The energy efficiency and alternative energy markets are also experiencing significant growth and have not focused just in the commercial sector, but also have become a focus of military leaders looking for cost savings and revenue generation from these projects as a part of the Federal Leadership in Environmental, Energy and Economic Performance Act signed into law by the President.  While the Solutions segment will have a primary focus on energy projects, it is anticipated that some of its legacy projects will fall under the Sustainable Infrastructure vertical. Future business development will focus on the growth in energy sector.

Premier Strategy

Premier’s core consulting business focus is to provide subject matter expertise through its consulting teams in a variety of ways that continue to help its clients navigate the changing business climate. Premier’s approach is built 100% around its people — it is about knowledge, expertise and execution. Premier has a focus on building its knowledge practices with talent in core areas and industries it feels offer opportunities including: compliance/regulatory, business performance and process, finance,  life science, energy, government and health sectors. Premier’s recruiting and sales organization work with clients closely — a consultative approach — to understand the business direction, initiatives or issues they are dealing with. The Company’s goal is to provide industry expertise as well as in our core disciplines to allow for successful efforts.

Premier’s typical clients have historically been Fortune 500 companies (including AIG, Lincoln Financial Group, Duke Power, Bank of America, and Wells Fargo), and they continually seek expertise and knowledge in areas such as project management, business consulting, and business analysis. With Premier’s recent acquisitions, Premier is better positioned to service emerging business and the mid-market arena, especially as it relates to life sciences, biotech and technology focused companies.

In delivering its services, Premier has five key functional areas or groups that ensure delivery and support our Professional Services and Solution divisions:

(a)   Talent Acquisition — sources and identifies the business and consulting staff we hire;

(b)   Business Development — works with Premier’s clients in a consultative approach to identify opportunities where we can assist and provide our services;

(c)   Practice Areas — Premier’s knowledge based experts, works with clients on strategic and complex issues;

(d)   Consultants — these are Premier’s knowledge based experts and professionals that deliver consulting services to our clients; and

(e)   Operations – provides back office support and capability for the enterprise, including finance, HR and financial reporting.

Talent Acquisition

Premier’s success depends on its ability to hire and retain qualified employees. Premier’s recruiting team contacts prospective employment candidates by telephone, through postings on the internet, and by means of our internal recruiting software and databases. For internet postings, Premier maintains its own web page at www.premieralliance.com and uses other internet job-posting bulletin board services as well as professional and social networking sites. Premier uses a sophisticated computer application as its central repository to track applicants’ information, manage skills verification, background checks, etc. and then match them with potential client opportunities. Premier only hires candidates after they have gone through a rigorous qualification process involving multiple interviews and screening.

Market Development Team and Service Leaders

Premier’s Market Development Team and Service Leaders are its primary interface with clients, prior to delivery of services. They develop and maintain business relationships by building knowledge of Premier’s client's businesses, technical environments and strategic direction. Premier’s Market Development Team and Service Leaders use the same central repository system as recruiting, this links recruiter information with client information to manage the process efficiently and effectively.

Operations

Premier’s operations team encompasses several core functions within Premier (human resources (‘‘HR’’) and finance (‘‘Finance’’)). Encompassed within HR is our employee relations function.  This provides primary support and service for our consultants on a daily basis, which is critical. This support ensures regular interaction and information sharing leading to quality services, better retention, and successful delivery to Premier’s clients. Within HR, Premier has standard human resource functions (benefit administration, payroll, background processing). Finance provides all financial processing — billing, AP, AR, and SEC reporting.  The operations team has already integrated the “back office” support functions of all GHH companies. Our goal is to centralize all operations functions for all acquisitions successfully consummated through our merger activity.

Results of Operations

The GHH acquisition became effective on March 5, 2012; the results of operations for the six months ended June 30, 2012 therfore, only include GHH's results of operations from March 5, 2012 through June 30, 2012.

Results of Operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Net revenue for the six months ended June 30, 2012 was $10,280,000, an increase of 13.6%, compared to $9,047,000 for the same period in 2011.  Net revenue for the six months ended June 30, 2012 contributed by the Solutions segment of GHH was $1,496,000 or 14.6% of total revenue. Excluding the second quarter contribution of GHH, net revenue would have been $8,784,000 compared to $9,047,000 for the same period in the prior year, a decrease of $263,000 or 2.9%. As for the six months ended June 30, 2012, this decline in core revenue is primarily attributable to declines in Charlotte, Kansas City and San Diego, and was partially offset by gains in Los Angeles and Winston-Salem. In the Charlotte branch, decreases in revenue were attributable to clients decisions to defer anticipated GRC projects, as well as the overall loss of consultants engaged in client billing activities; in Kansas City to the loss of two major clients and our inability to replace that business to date and in San Diego due to the lower than anticipated advisory and consulting billings hours in the Finance & Consultings areas. In all cases proactive steps are being taken to by management to address these declines.

Cost of revenues, defined as all costs for billable staff for Premier and cost of goods for GHH, was $7,808,000 or 76.0% of revenue for the six months ended June 30, 2012, as compared to $6,753,000 or 74.6% of revenue for the same period in 2011. Cost of revenue for GHH was $1,055,000 or 70.5% or total revenue.  Cost of revenue for the core Premier business was 76.9% for the six months ended June 30, 2012 compared to 74.6% for the same period in the prior year and reflects the slight decrease in revenue in second quarter 2012, which did not offset fixed consultant personnel costs, lower margins and utilization rates.

Selling, general and administrative expenses (SG&A) were $3,919,000 or 38.1% of revenue for the six months ended June 30, 2012, as compared to $2,942,000 or 32.5% for the same period in 2011.  For the six months ended June 30, 2012 (or since the March 5, 2012 acquisition) GHH incurred $799,000 in SG&A representing 53.4% of its total revenue. Management continues to take steps to monitor GHH’s SG&A while GHH continues to grow and gain new contract wins. SG&A, excluding GHH, for Premier’s core business would have been $3,007,000, or 35.4% of Premier's core business revenue compared to $2,942,000 and 32.5% outlined above for the six months ended June 30, 2011, an increase of $65,000. SG&A also included non-cash compensation expense related to the issuance of stock options and warrants and the amortization of stock option/warrant expense for previously awarded options/warrants that vest over time in the amount of $247,000 for the six months ended June 30, 2012 compared to $235,000 in the same period in the prior year.  In addition, one-time costs of $294,000  related to M&A integration were also recorded in the six months ended June 30, 2012.

As a cumulative effect of the above, loss from operations for the six months ended June 30, 2012 was $1,560,000 compared to a loss of $728,000 for the same period in the prior year.  The Company's efforts to integrate GHH into its core, at the same time it refines its business development focus, accounted for $409,000 of that loss.  The remainder of the loss for the six months ended June 30, 2012 was $1,151,000 attributable to core Premier functions, an increase over the loss for the six months ended June 30, 2011 of $422,00 or 58%.  A decline in core Premier revenues without corresponding decreases in fixed costs was the primary reason for this loss.  Management has and will continue to take steps to realign fixed costs with revenues.

Other income and expense, net resulted in a net loss of $171,000 for the six months ended June 30, 2012 versus a net loss of $205,000 for the same period in the prior year.  For the six months ended June 30, 2012 the loss is almost entirely attributable to derivative expense, a non-cash item recorded as a result of the revaluation of warrants and the related derivative liability at June 30, 2012 compared to December 31, 2012. In the six months ended June 30, 2011, the loss is almost entirely attributable to interest expense on the Company’s debentures (subsequently paid in full in November 2011) and loss incurred as a result of the early extinguishment of a portion of these debentures converted to common stock.

The income tax benefit of $266,000 and effective rate of 15% is attributable to the impact of  permanent differences (nontaxable items such as certain stock compensation expense, nondeductible meals & entertainment, certain derivative expense, etc.), that do not have any effect on Premier's actual tax return.

Net loss of $1,731,000 for the six months ended June 30, 2012 compared to a loss of $934,000 for the corresponding period in the prior year is directly attributable to the indiviudal factors outlined above. Net loss for common stockholders was affected by the dividends paid on the preferred stock in the quarter ended June 30, 2012 and June 30, 2011, resulting in a net loss to common stockholders for the six months ended June 30, 2012 of $1,786,000 and basic and fully diluted net loss per share of $0.14 and $2,613,063 for the six months ended June 30, 2011 and basic and fully diluted net loss per share of $0.33.

Results of Operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Net revenue for the three months ended June 30, 2012 was $5,494,000, an increase of 30%, compared to $4,214,000 for the same period in 2011.  Net revenue for the three months ended June 30, 2012 contributed by GHH was $1,261,000 or 23% of total revenue. Excluding the second quarter contribution of GHH, net revenue would have been $4,233,000 compared to $4,214,000 for the same period in the prior year.

Cost of revenues was $4,103,000 or 74.7% of revenue for the three months ended June 30, 2012, as compared to $3,066,000 or 72.8% of revenue for the same period in 2011. Cost of revenue for GHH was $871,000 or 69.1% or total revenue.  Cost of revenue for the core Premier business was 76.3% and reflects the flat revenue in second quarter 2012, which did not offset fixed consultant personnel expense, lower margins and utilization rates.

SG&A expenses were $2,073,000 or 37.7% of revenue for the three months ended June 30, 2012, as compared to $1,548,000 or 36.7% for the same period in 2011.  But for the SG&A expenses of GHH of $556,000 (which represented 44.1% of their total revenue), SG&A for Premier’s core business would have been $1,517,000, a decrease of $31,000 for the same period in 2011. SG&A also included non-cash compensation expense related to the issuance of stock options and warrants and the amortization of stock option/warrant expense for previously awarded options/warrants that vest over time in the amount of $84,000 for the three months ended June 30, 2012 compared to $94,000 in the same period in the prior year.

Loss from operations for the three months ended June 30, 2012, was $751,000 as compared to a loss of $453,000 for the same period in 2011.  The increase in the loss in 2012 over 2011 is primarily attributable to the loss from operations from GHH for the period from the second quarter of $204,000 and an increase in Cost of Revenues for the three months ended June 31, 2012 compared to the same period in the prior year.

Other income and expense, net resulted in a net income of $1,580,000 and was comprised almost exclusively of derivative income, a non-cash item, resulting from the revaluation of warrants and the related derivative liability at June 30, 2012 resulting in derivative income of $1,619,000, offset by interest expense of $17,000 and a decline in the market value of officers life insurance.

The effective income tax rate is 24.1% and is impacted by the permanent differences attributable to certain derivative income and certain stock compensation expense which are considered permanent differences; hence, nontaxable, and not providing a tax deduction or benefit.

Net income for the three months ended June 30, 2012 was $628,000 compared to a loss of $625,000 for the same period in the prior year.  The positive swing in income of $1,253,000 is primarily attributable to the derivative income recorded for the three months ended June 30, 2012 as described above, offset by an increased loss from operations of $298,000. This resulted in basic net income per share of $0.04 per share and $0.02 on a fully diluted basis for the three months ended June 30, 2012  compared to a net loss per share of $0.08 on a basic and fully diluted basis for the three months ended June 30, 2011.

Dividend

No dividend for common stock has been declared as of June 30, 2012, and the Company does not anticipate declaring dividends in the future.

Critical Accounting Policies

Revenue Recognition

Premier primarily follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of any agreement exists, services have been rendered, and collectability is reasonably assured, therefore, revenue is recognized when the Company invoices clients for completed services at contracted rates and terms.  GHH’s Control Engineering division records revenue on a percentage of completion accounting basis.

Income Taxes

The Company makes certain estimates and judgments in determining income tax expense/benefit for financial statement purposes. These estimates and judgments occur in calculating tax credits, tax benefits, and deductions that arise from differences in the timing of recognition of revenue and expense for tax and financial-statement purposes.

Further, the Company assesses the likelihood that deferred tax assets are recoverable. If recovery is unlikely, the Company increases the provision for taxes by recording a valuation allowance against the estimated deferred tax assets that will not ultimately be recoverable. As of June 30, 2012, all deferred tax assets were evaluated and an allowance against certain current deferred tax assets was provided in the amount of $514,000.   However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which the Company determines that the recovery is unlikely.

Financial Condition and Liquidity

As of June 30, 2012, the Company had cash and cash equivalents of $1,058,000 representing a decrease of $1,993,000 from December 31, 2011. Net working capital at June 30, 2012, was $923,000, as compared to $4,381,000 on December 31, 2011 a decrease of $3,458,000.  This decrease is primarily attributable to increased borrowing under the bank line of credit of $614,000, an increase in accounts payable and accrued expenses of $1,126,000 (which is almost exclusively attributable to the GHH acquisition) with the remainder being cash used in operating activities described below. Current assets at June 30, 2012, were $5,179,000.  At June 30, 2012, the Company had long-term liabilities of $1,059,000, which is primarily comprised of a non-cash item, a derivative liability of $738,000 representing the current fair value calculation of detachable stock warrants.  Shareholders’ equity as of June 30, 2012, was $13,287,000 which represented 71% of total assets.

During the six months ended June 30, 2012, the net cash used by operating activities was $2,251,000 and was primarily a result of the net loss of $1,465,000, offset by the non-cash charge of derivative expense of $185,000, non-cash stock option / warrant compensation expense of $247,000, and depreciation and amortization expense of $113,000.  These increases were offset by an increase in deferred income taxes of $266,000, an increase in accounts receivable of $213,000, an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $590,000 and a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $255,000.  Cash flows from investing activities used $286,000 and were attributable to issuance of secured notes receivable of $195,000, expenditures for stock issuance costs related to the GHH acquisition of $193,000, net purchases of property and equipment of $4,000, offset by the receipt of $107,000 in cash from the GHH acquisition.

Financing activities provided $544,000 of cash for the six months ended June 30, 2012. This increase is directly attributable to net proceeds from borrowings on the bank line of credit of $614,000, offset by required payments on long-term debt of $70,000.

Outlook

Major trends or issues that Premier must deal with involve the following:  1) consolidation of primary consulting lists and standardized pricing by our clients and potential clients, 2) competitive nature of attracting knowledge based experts in Premier’s core areas of focus, and 3) fully integrating GHH and realizing its full potential.

Clients are consolidating their primary consulting lists to much smaller numbers of approved firms to work with while at the same time attempting to standardize pricing and have all the approved firms involved in more opportunities within the client.  The benefit of this is that in many cases, the Company’s pricing is being compared to large specialty and big 4 consulting firms, which is a competitive benefit for Premier based on the Company’s model.  This focus by clients however, is opening up more competition for engagements that in the past might not have been pursued by many of the competitors that are thrust into the forum now.  Premier must continue to build its expertise to be competitive.  With the pace of current regulatory and business change, attracting the proper talent is a key to future opportunity.  Individuals that have experience or can mold their past experiences to current business times, especially as it relates to regulatory, compliance, or organizational effectiveness as well as with industry specific knowledge are in high demand by many firms.

Premier has addressed these issues from three (3) perspectives.  First the Company has laid the foundation and made a shift of core services from a pure technology focus to a complete business consulting focus.  This shift has allowed Premier to reposition the Company with our clients, promote Premier’s capabilities and Knowledge Based Expertise (KBE) and increase visibility with clients, moving to a value added provider for clients.  Secondly the Company has structured the organization with a Professional Services and Consulting focus. This allows the Company to promote the benefits of a focused professional service firm with the advantages of a consulting arm, which is a benefit to both to clients and employees.  Lastly, Premier has changed the talent acquisition processes to a more focused approach for effectively identifying, sourcing, and qualifying the KBE resource, creating a pool of talent the Company can network and utilize, and ensure Premier is positioned for growth by building practice areas within the company.

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

In 2010, the Company completed two acquisitions with firms based in Kansas City, MO and San Diego, CA.  These transactions contributed to a broader client base crossing additional industries (engineering, technology, life sciences, biotechnology), better geographic coverage, added to our professional services strengths (GRC and F&A) and added more capabilities on the business development and fulfillment ends.

The GHH acquisition presents tremendous opportunities for Premier both from GHH’s business model and in cross selling opportunities, particularly in the energy sector, one of Premier’s target industries.

The Company’s line of credit expires in October 2012 and the Company is in negotiation with its lender to increase its line of credit at the time the line of credit expires.  The current line of credit is limited to a borrowing base of 75% of eligible receivables or $1,500,000.  The Company is also anticipating an equity funding event in the foreseeable future, potentially in conjunction with an acquisition which would also provide additional working capital

Off-Balance-Sheet Arrangements

As of June 30, 2012, and during the prior three months then ended, there were no other transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

Interest Rate Risks

At June 30, 2012, the Company had an outstanding balance of $1,356,966 under its revolving credit agreement. Interest on borrowings under the facilities is based on the daily LIBOR rate plus a 3.50% margin, and no less than 4%. The Company renewed this line in July 2012 for an additional three months and it now expires October 18, 2012. Daily average borrowings for the first six months ended June 30, 2012 were $1,095,898.

Market fluctuation impact on assets

For the three and six months ending June 30, 2012, the valuation of the Variable Life Insurance policies had an investment loss of $32,249 and a gain of $7,149, respectively.

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

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2012.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than those previously reported on Form 8-K, the following unregistered securities were sold or issued during the period ended June 30, 2012:

On May 4, 2012, the Company issued 400,000 warrants to a Board member for taking on additional responsibilities as Vice Chairman of the Board of Directors. The warrants vest immediately, are exercisable at $0.80 and expire on May 4, 2017. The grant date estimated fair value of the warrants of $54,360, included in selling, general and administrative expenses on the statement of operations during the second quarter, was calculated using the Black-Scholes valuation method with the following assumptions: a risk free interest rate of .78%, an estimated volatility of 32.6% and no dividend yield.

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

PREMIER ALLIANCE GROUP, INC.
(Registrant)
DATE: August 14, 2012	By:	/s/ Mark S. Elliott
Mark S. Elliott
President (Chief Executive Officer)

DATE: August 14, 2012	By:	/s/ Larry W. Brumfield
Larry W. Brumfield
Chief Financial Officer