Form 10-Q
period 2012-09-30
PREMIER ALLIANCE GROUP, INC.
filed 2012-11-14
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or
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
[ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 15,782,071 shares of common stock were outstanding as of November 8, 2012.

PART I
FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements

PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	(Unaudited)
	September 30,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash	$340,398	$3,051,407
Accounts receivable	2,822,312	2,184,873
Marketable securities	32,806	30,854
Income tax receivable	113,102	113,102
Convertible notes receivable	--	834,814
Deferred issuance costs	--	196,032
Cost and estimated earnings in excess of billings	504,098	--
Deferred tax asset	916,000	337,000
Prepaid expenses and other current assets	169,298	95,143

Total current assets	4,898,014	6,843,225

PROPERTY AND EQUIPMENT - at cost less
accumulated depreciation	488,219	79,768

OTHER ASSETS:
Goodwill	11,011,418	2,317,778
Intangible assets – net	625,844	274,179
Investment in equity-method investee	--	54,842
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers’ life insurance	369,564	352,035
Deferred tax asset	866,000	407,000
Deposits and other assets	47,046	14,854

Total other assets	13,019,872	3,520,688

TOTAL ASSETS	$18,406,105	$10,443,681

See Notes to Consolidated Financial Statements

	(Unaudited)
	September 30,	December 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable to bank	$1,265,782	$743,000
Current portion of long-term debt	21,360	52,337
Accounts payable	1,820,560	742,046
Billings in excess of costs and estimated earnings	91,798	--
Notes payable	51,224	--
Accrued expenses	975,401	924,499
Total current liabilities	4,226,125	2,461,882

NONCURRENT LIABILITIES:
Long term debt – net of current portion	119,352	10,281
Derivative liability	1,047,739	552,919
Deferred tax liability	87,000	29,000

Total noncurrent liabilities	1,254,091	592,200

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 5,000,000 and 0 shares authorized at September 30, 2012 and December 31, 2011, respectively, no shares issued or outstanding	--	--
Class B convertible preferred stock, $.001
par value, 2,500,000 shares authorized,
1,160,000 shares issued and outstanding	1,160	1,160
Class C convertible preferred stock, $.001
par value, 2,500,000 shares authorized,
2,380,952 shares issued and outstanding	2,381	2,381
Common stock, $.001 par value, 90,000,000
and 45,000,000 shares authorized at September 30, 2012 and December 31, 2011, respectively, 15,782,071 and
8,146,325 shares issued and outstanding	15,782	8,146
Additional paid-in capital	18,379,964	10,574,998
Accumulated deficit	(5,473,398)	(3,197,086)

Total stockholders’ equity	12,925,889	7,389,599

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,406,105	$10,443,681

See Notes to Consolidated Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Sept 30, 2012	Sept 30, 2011	Sept 30, 2012	Sept 30, 2011

NET REVENUE	$4,823,023	$4,604,396	$15,103,051	$13,651,847
OPERATING EXPENSES:
Cost of revenues	3,523,204	3,361,179	11,331,354	10,114,244
Selling, general and administrative	1,762,622	1,455,955	5,681,730	4,398,189
Depreciation and amortization	65,447	41,195	178,233	122,103
Total operating expenses	5,351,273	4,858,329	17,191,317	14,634,536
LOSS FROM OPERATIONS	(528,250)	(253,933)	(2,088,266)	(982,689)

OTHER (EXPENSE) INCOME:
Interest expense, net	(37,740)	(50,470)	(65,175)	(156,365)
Loss on extinguishment	--	--	--	(80,316)
Officers’ life insurance	10,380	(89,844)	17,529	(81,929)
Derivative (expense)	(310,108)	(313,595)	(494,820)	(340,370)
Other (expense) income	(2,095)	(2,704)	31,677	(2,791)
Total other (expense)income	(339,563)	(456,613)	(510,789)	(661,771)

LOSS BEFORE INCOME TAXES	(867,813)	(710,546)	(2,599,055)	(1,644,460)
INCOME TAX BENEFIT	378,000	237,427	643,960	516,299

NET LOSS	(489,813)	(473,119)	(1,955,095)	(1,128,161)
PREFERRED STOCK DIVIDENDS	-	-	(321,218)	(44,429)
DEEMED DIVIDEND ON PREFERRED STOCK	-	-	-	(1,913,592)
NET (LOSS) AVAILABLE TO COMMON STOCKHOLDERS
	$(489,813)	$(473,119)	$(2,276,313)	$(3,086,182)
Net (loss) per share
Basic	$(0.03)	$(0.06)	$(0.16)	$(0.38)
Diluted	$(0.03)	$(0.06)	$(0.16)	$(0.38)
Weighted average number of shares
Basic	15,782,071	8,105,311	14,027,789	8,038,810
Diluted	15,782,071	8,105,311	14,027,789	8,038,810

See Notes to Consolidated Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)
	2012	2011

Cash flows from operating activities:
Net loss	$(1,955,095)	$(1,128,161)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	178,233	122,103
Amortization of debt discount	--	137,248
Decrease (increase) of cash surrender value
of officers’ life insurance	(17,529)	81,929
Loss from change in value of derivatives	494,820	340,370
Loss on extinguishment		80,316
Increase in deferred income taxes	(643,960)	(261,000)
Stock option / warrant compensation expense	375,608	260,701
Equity in (gain) loss of equity-method investee	58,842	(189)
Changes in operating assets and liabilities:
Increase in accounts receivable	(530,052)	(142,654)
(Increase) decrease in marketable securities	(1,953)	1,444
Increase in costs and estimated earnings in excess of billings	(491,733)	--
Increase in prepaid expenses	(46,100)	(72,354)
(Increase) decrease in deposits and other assets	(23,432)	9,170
Increase (decrease)in accounts payable and accrued expenses	(44,515)	641,899
Decrease in billings in excess of costs and estimated earnings	(195,500)	--
(Increase) in income taxes receivable	--	(266,425)
Net used in operating activities	(2,842,366)	(195,603)

Cash flows from investing activities:
Cash paid in acquisitions	--	(60,000)
Issuance of notes receivable	(195,229)	--
Deferred stock issuance costs	(192,890)	--
Cash acquired in GHH acquisition	106,641	--
Purchases of property and equipment, net	(6,994)	15,818)
Net cash used in investing activities	(288,472)	(75,818)

Cash flows from financing activities:
Issuance of Class C Preferred stock	--	4,215,065
Dividends paid	--	(44,429)
Payments on convertible debentures	--	(70,000)
Net payments on long-term debt	(102,953)	(165,730)
Net (payments)/proceeds from line of credit	522,782	(86,000)
Net cash provided by financing activities	419,829	3,848,906

Net (decrease) increase in cash	(2,711,009)	3,577,485

Cash - beginning of period	3,051,407	404,588

Cash - end of period	$340,398	$3,982,073

See Notes to Consolidated Financial Statements

PREMIER ALLIANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

The consolidated financial statements include historical Premier Alliance Group, Inc. and its acquisition of GreenHouse Holdings, Inc. (hereinafter “GHH”) effective March 5, 2012.  GHH has five wholly owned subsidiaries as follows: (i) Green House Holdings, Inc., a Nevada corporation, (ii) Control Engineering, Inc., a Delaware corporation, (iii) Life Protection, Inc., a North Carolina corporation, (iv) Green House Soluciones, S. A., incorporated under the laws of Mexico, and, (v) R Squared Contracting, Inc., a California corporation.  R Squared Contracting, involved in residential energy, ceased doing business in May 2011 and is a dormant corporation.   See Note 2 below for further discussion of this business acquisition.

Certain amounts have been reclassified to conform with the current period presentation. The amounts reclassified did not have an effect on the Company’s results of operations or stockholders’ equity.

Note 2 – Business Combinations:

 On January 1, 2011, the Company purchased business from an individual (“ERMS”) and accounted for the transaction under the acquisition method.  In consideration of the purchase, the Company agreed to pay (a) the sum of $90,000 in cash, and (b) stock options to purchase 164,384 shares of common stock with an exercise price of $1.00 and maturing in ten years.  The Company paid $60,000 and delivered options to purchase 82,192 shares of common stock upon closing.  Additional consideration was to be paid on January 15, 2012, subject to certain conditions.

On February 10, 2012, the Company amended the above-described Agreement with ERMS to provide that additional stock options to purchase 82,192 shares of common stock and the additional payment of $30,000 can be made in cash, stock or stock options at the Company’s discretion by February 10, 2013, if the ERMS business reporting unit gross revenue is equal to or greater than $2,000,000 and gross margin is at least 20% for the 2012 calendar year.

On March 5, 2012, the Company consummated its Agreement of Plan and Merger (“Merger Agreement”) with GHH.  GHH is a provider of energy efficiency and sustainable facilities services and solutions and audits, designs, engineers and installs products and technologies that enable its clients to reduce their energy costs and carbon footprint. GHH has two “vertical operations,” energy efficiency solutions ("EES") and sustainable facilities solutions ("SFS"). GHH is focused on industrial, commercial, government and military markets in the United States and abroad. Substantially all of GHH’s revenue has historically come from its EES business segment to this point.

 As a starting point for the calculation of the amount of Premier stock to be issued to GHH shareholders in the Merger, common stock of Premier representing approximately 40% of the fully diluted Premier common stock (excluding Premier options and warrants), subject to contractual adjustments in the Merger Agreement, the assumptions therein and as outlined below, resulted in a substantial reduction of this 40% number. As part of the Premier stock consideration, 1,331,188 shares that otherwise would have been delivered to the controlling shareholders, as well as certain officers and directors, of GHH (the "Escrow Shares"), were not delivered following the merger, but were instead delivered to an escrow agent, to be delivered by the escrow agent at a later date upon the achievement of certain revenue goals and the satisfaction of certain indemnification obligations. The Escrow Shares will accrue quarterly, on a pro-rata basis, to the extent that GHH revenues, over a four calendar quarter measuring period, exceed $12 million.  If these conditions are not met, the Escrow Shares will be returned to the Company.  If the Escrow Shares are released, GHH stockholders will own, in the aggregate, 30.2% of the combined company.

The acquisition has been accounted for under the purchase method. The purchase price was determined by the total market value of the 7,114,482 newly-issued shares (including the Escrow Shares) on March 5, 2012 ($6,403,293), plus the total loans outstanding made by Premier to GHH at the date of the acquisition ($1,030,407), for total consideration of $7,433,700.  The following table presents the purchase price allocation of the consideration paid, the assets acquired and the liabilities assumed:

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

Note 3 – Pro-Forma Financial Information:

The following unaudited pro-forma data summarizes the results of operations for the three and nine months ended September 30, 2012 and 2011, as if the purchase of Greenhouse Holdings, Inc. had been completed January 1, 2011. The pro-forma financial information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2011.

	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011
Net revenues	N/A	$5,074,788
Operating loss	N/A	(1,702,076)
Net loss per share – basic and diluted	N/A	(0.11)

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
Net revenues	$15,578,301	$16,523,430
Operating loss	(3,130,857)	(4,448,031)
Net income per share – basic and diluted	(0.21)	(0.29)

Note 4 – Series B Convertible Preferred Stock:

On April 14, 2010, the Company designated 2,000,000 shares of its preferred stock as 7% Series B Convertible Preferred Stock, $.001 par value per share (“Series B Preferred Stock”). The Series B Preferred Stock (a) is convertible into one share of  common stock, subject to certain adjustments, (b) pays 7%t dividends per annum, payable annually in cash or shares of common stock, at the Company’s election, (c) is automatically converted into common stock if the price of the Company’s common stock exceeds $2.50, and (d) for a period of one year from the issuance date provides full-ratchet anti-dilution provisions on issuances of securities at a price less than $0.70 per share of common stock, subject to certain exceptions. These shares of preferred stock were issued in conjunction with detachable warrants.

As of September 30, 2012, 1,200,000 shares of the Series B Preferred Stock have been issued, and 40,000 shares have been converted into common stock, leaving 1,160,000 shares outstanding.  Dividends paid in the first quarter of 2012 on these preferred shares totaled $58,718 and were paid by issuing 61,340 shares of the Company’s common stock.  Dividends paid in the first quarter of 2011 on these shares totaled $44,429 and were paid in cash.

Note 5 – Series C Convertible Preferred Stock:

On March 1, 2011, and as amended March 3, 2011, the Company designated 2,500,000 shares of its preferred stock as Series C Convertible Preferred Stock, $.001 par value per share (“Series C Preferred Stock”), each share is priced at $2.10 and includes a warrant to purhcase 3 shares of common stock at an exercise price of $0.77 which expires in 5 years. The Series C Preferred Stock (a) is convertible into three shares of  common stock, subject to certain adjustments, (b) pays 7% dividends per annum, payable annually in cash or shares of common stock, at the Company’s election and (c) is automatically converted into common stock if the price of the Company’s common stock exceed $2.50 for 30 consecutive trading days.

On March 3, 2011, the Company closed an offering of its securities to accredited investors.  The Company sold 2,380,952 shares of Series C Preferred Stock and warrants to purchase 7,142,856 shares of common stock for gross proceeds of $5,000,000. In connection with the sale of these securities a registered securities broker was paid $650,000 and was issued warrants to purchase 714,285 shares of common stock (with an exercise price of $0.77), as an advisory fee.  In addition, a registered securities broker was paid $100,000 and was issued warrants to purchase 360,000 shares of common stock (with an exercise price of $0.77) as an advisory/finder’s fee.  The issuance of these preferred shares contained an embedded beneficial conversion feature the intrinsic value of which is $1,913,592 and was recorded as a deemed dividend to preferred shareholders for the three months ended March 31, 2011.

The aggregate number of warrants to purchase  8,217,141 shares of common stock, issued in connection with the Series C Preferred Stock contain full-ratchet anti-dilution provisions that was recorded as a derivative liability with a related reduction to additional paid in capital of $1,249,277 and a corresponding deferred tax asset of $782,000. The derivative liability was adjusted to the fair market value of the warrants at September 30, 2012 of $996,739, with the change in values of $291,708 and $470,020 being recorded as derivative expense on the statements of operations for the three and nine months ended September 30, 2012, respectively.

Dividends were declared and paid on the Series C Preferred Stock in February 2012 in the amount of $262,500 and were paid by the issuance 354,730 shares of Company common stock.

Note 6 – Convertible Debenture:

 On May 21, 2010, the Company issued a 9% senior secured convertible debenture in the principal amount of $350,000 with an 8% original issue discount of $28,000 (the “Debenture”). The Debenture was paid in full in November 2011.  However, the Debenture was issued with detachable warrants tp purchase 500,000 shares of common stock with an exercise price of $0.77 which expire in five years and contain full-ratchet and other standard anti-dilution protections.

The Company has accounted for these transactions in accordance with FASB ASC Topic 470-20 “Debt with Conversion and Other Options”. Due to the full-ratchet anti-dilution protection in the warrants, they are considered to be derivative instruments.  As such, the original fair market value of the warrants of $86,950 was recorded as a debt discount and as a derivative liability. The derivative liability was adjusted to the fair market value of the warrants at September 30, 2012 of $51,000, with the changes in value of $18,400 and $24,800 being recorded as derivative expense on the statements of operations for the three and nine months ended September 30, 2012, respectively.

Note 7 – Stock Options and Warrants:

The Company has changed its quarterly presentation and disclosure of stock options and warrants beginning with its SEC Form 10-Q for the six months ended June 30, 2012.  Instead of listing the details of each of the Black-Scholes inputs for each stock option and each stock warrant issued listed below, the Company is providing a tabular format that shows a range for each of the valuation parameters affecting issuance, and has removed the disclosure of prior year (2011) issuances, since that disclosure has already been made in the Company’s prior year SEC Form 10-Q for the same period, as well as the Company’s SEC Form 10-K for the year ended December 31, 2011.

The following options were issued in 2012 under the 2008 Stock Incentive Plan and valued using the Black-Scholes valuation method with the key inputs varying as follows:

Exercise price	$0.56 - $1.00
Risk free interest rate	0.60% to 1.15%
Volatility	32.9% - 35.44%
Expected Term	5 Years
Dividend yield	None

On February 10, 2012, the Company issued options to purchase 82,192 shares of common stock at an option price of $1.00 per share, which were valued and capitalized in the initial purchase price allocation in the acquisition of ERMS – see Note 2.

On March 14, 2012, the Company issued options to purchase 75,000 shares of common stock in the aggregate to three former independent Board members of GHH. The options were immediately vested, are exercisable at $1.00 per share and expire in 2017.  The estimated fair value of the options $15,248 was included in selling, general and administrative costs in the statement of operations during the first quarter.

On March 21, 2012, the Company issued options to purchase 700,000 shares of common stock in the aggregate to six employees of the Company for services. Options to purchase 400,000 shares of common stock vested immediately, while the remainder vest over two years, are exercisable at $1.00 per share and expire in 2017.  The estimated fair value of all the options is $103,600. The compensation expense related to the options to purchase 400,000 shares of common stock that vest immediately with a total valuation of $59,200 is included in selling, general and administrative expenses in the statement of operations for the three months ended March 31, 2012.  50% of the remaining options to purchase 300,000 shares of common stock vest each year for two years.  These options to purchase 300,000 shares of common stock, with a total valuation of $44,400, are being amortized, using the straight-line method from March 2012 through February 2014 at the rate of $1,850 per month; hence, $1,850 has been expensed for the three months ended March 31, 2012 and $5,550 is expensed each quarter.

 On July 1, 2012, the Company issued options to purchase 200,000 shares of common stock in the aggregate to six members of the Board of Directors as compensation for board services for the upcoming year. All of these options vest immediately and are exercisable between $0.56 and $0.62 per share and expire in 2017. The compensation expense related to these options total $33,117 and are included in general and administrative expense for the three months ended September 30, 2012.

On July 18, 2012, the Company issued options to purchase 300,000 shares of common stock to a new member of the Board of Directors. Options to purchase 150,000 shares of common stock vested immediately, while the remainder vest ratably over three years, are exercisable at $0.65 per share and expire in 2017. The estimated fair value of these options is $58,350.  The compensation expense related to the options to purchase 150,000 shares of common stock that vest immediately with a total valuation of $29,175 is included in selling, general and administrative expenses in the statement of operations for the three months ended September 30, 2012.  The remaining options, with a total valuation of $29,175, will be amortized using the straight-line method from August 2012 through July 2015 at a rate of $810 per month.

On August 14, 2012, the Company issued options to purchase 300,000 shares of common stock to an additional new member of the Board of Directors. Options to purchase 150,000 shares of common stock vested immediately, while the remainder vest ratably over three years, are exercisable at $0.65 per share and expire in 2017. The estimated fair value of these options is $60,630.  The compensation expense related to the options to purchase 150,000 shares of common stock that vest immediately with a total valuation of $30,315 is included in selling, general and administrative expenses in the statement of operations for the three months ended September 30, 2012.  The remaining options, with a total valuation of $30,315, will be amortized using the straight-line method from September 2012 through August 2015 at a rate of $842 per month.

The following table represents the activity under the stock incentive plan as of September 30, 2012 and changes during the year:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	600,000	$0.75
Issued	925,000	$1.00
Outstanding at December 31, 2010	1,525,000	$0.90
Issued	532,192	$1.03
Outstanding at December 31, 2011	2,057,192	$0.93
Issued	857,192	$1.00
Outstanding at March 31, 2012	2,914,384	$0.95
Issued	0	--
Forfeitures	(127,520)	($1.00)
Outstanding at June 30, 2012	2,786,864	$0.95
Issued	800,000	$0.63
Forfeitures	(72,000)	($1.00)
Outstanding at September 30, 2012	3,514,864	$0.88

On March 5, 2012, contemporaneously with the acquisition of GHH (see Note 2 above), holders of GHH warrants received the immediate right to receive warrants of Premier.  Each GHH option and warrant was replaced by a Premier warrant for the number of shares of Premier common stock that a GHH warrant holder would have received if the GHH warrant had been exercised in full to immediately prior to the merger, based on the exchange ratio calculated without regard to any warrants, and excluding any adjustment resulting from ‘‘price anti-dilution’’ provisions. The aggregate exercise price of the Premier warrant was the same as that of the GHH warrant being replaced. For example, an option to purchase 1,000 GHH shares of common stock at $2.00 per share would be converted into an option to purchase a minimum of 140 Premier shares at approximately $14.33 per share. If the actual calculation would result in a fraction of a share, the same will be rounded up to a whole share.  Pursuant to this provision of the Agreement and Plan of Merger, GHH warrants to purchase 1,822,567 shares of common stock were converted to Premier warrants to purchase 300,663 shares of common stock with an average exercise price of $14.65 with varying expiration dates.  The strike price for all these warrants is significantly in excess of the fair market price of the stock and such warrants were determined to have de-minimis value at the time of the merger.

The following warrants were issued in 2012 and valued using the Black-Scholes valuation method with the key inputs varying as follows:

Exercise price	$0.80 to $1.10
Risk free interest rate	.63% to 1.22%
Volatility	32.6% to 35.44%
Expected term	4.75 to 5 years
Dividend yield	None

On March 14, 2012, the Company issued warrants to purchase 33,000 shares of common stock to a consultant for services related to a Director search for the Board of the Company. The warrants are exercisable at $1.10 and expire on March 14, 2017. The grant date estimated fair value of the warrants is $5,858, and is included in selling, general and administrative expenses on the statement of operations during the first quarter.

On March 20, 2012, the Company issued warrants to purchase 67,000 shares of common stock to a consultant for services as a success fee related to a Director search for the Board of the Company. The warrants are exercisable at $1.10 and expire on March 20, 2017. The grant date estimated fair value of the warrants is $8,958, and is included in selling, general and administrative expenses on the statement of operations during the first quarter.

On March 21, 2012, the Company issued warrants to purchase 250,000 shares of common stock to a new member of the Board of Directors of the Company. The warrants vest as follows: i) warrants to purchase 100,000 shares of common stock immediately, ii) warrants to purchase 50,000 shares of common stock on March 21, 2013, iii) warrants to purchase 50,000 shares of common stock on March 21, 2014, and, iv) warrants to purchase 50,000 shares of common stock on March 21, 2015. The warrants are exercisable at $0.80 and expire on March 21, 2017. Compensation expense related to these warrants will be recognized according to the vesting schedule, with the expense related to the immediately vested warrants to purchase 100,000 shares of common stock of $20,200 recorded in the statement of operations for the three months ended March 31, 2012.  The warrants vesting annually from March 2013 through March 2015 are being expensed annually on a straight line basis, with each annual award being expensed monthly at $842, or $2,526 per quarter. The grant date estimated total fair value of the warrants described above and the straight line amortization of the options over the vesting period are included in selling, general and administrative expenses on the statement of operations as described above.

On March 21, 2012, the Company issued warrants to purchase 150,000 shares of common stock each to two members of the Board of Directors of the Company for services related to merger and acquisition and investor relations activity. The warrants vest immediately, are exercisable at $1.00 and expire on March 21, 2017. The grant date estimated fair value of the warrants is $44,400 and was included in selling, general and administrative expenses on the statement of operations during the first quarter.

On May 4, 2012, the Company issued warrants to purchase 400,000 shares of common stock  to a Board member for assuming additional responsibilities as Vice Chairman of the Board of Directors. The warrants vest immediately, are exercisable at $0.80 and expire on May 4, 2017. The grant date estimated fair value of the warrants is $54,360, and is included in selling, general and administrative expenses on the statement of operations in the second quarter.

On July 10, 2012, the Company issued warrants to purchase 50,000 shares of common stock to its investment relations firm as compensation. The warrants vest immediately, are exercisable at $0.80 and expire July 10, 2017. The grant date estimated fair value of the warrants is $5,085, and is included in selling, general and administrative expenses on the statement of operations in the third quarter.

On August 14, 2012, the Company issued warrants to purchase 67,000 shares of common stock to a consultant for services as a success fee related to a Director search for the Board of the Company. The warrants vest immediately, are exercisable at $1.00 and expire August 14, 2017. The grant date estimated fair value of the warrants is $13,541, and is included in selling, general and administrative expenses on the statement of operations in the third quarter.

The following table represents the activity of warrants as of September 30, 2012 (there were no exercises, forfeitures, or terminations):

Warrants	Shares	Weighted average Exercise Price
Outstanding at January 1, 2010	0	0
Issued	1,778,940	$0.78
Outstanding at December 31, 2010	1,778,940	$0.78
Issued	8,890,141	$0.78
Outstanding at December 31, 2011	10,669,081	$0.78
Issued	650,000	$0.94
Issued pursuant to GHH acquisition	300,663	$14.65
Outstanding at March 31, 2012	11,619,744	$1.15
Issued	400,000	$0.80
Outstanding at June 30, 2012	12,019,744	$1.14
Issued	117,000	$0.91
Outstanding at September 30, 2012	12,136,744	$1.14

Note 8 – Capital Stock Authorized:

In April 2012, the Company increased its authorized shares of capital stock.  Total authorized shares of preferred stock were increased from 5,000,000 to 10,000,000.  No shares of the additional authorized preferred shares have been issued, nor has the additional 5,000,000 shares been designated to a specific class  Total authorized shares of common stock were increased from 45,000,000 to 90,000,000. No shares of the additional authorized common shares have been issued.

Note 9 – Segment Information:

 The Company, effective with its acquisition of GHH on March 5, 2012, operates in two business segments: the Professional Services segment and the Solutions segment.  For the Professional Services segment, the business consists of providing business advisory, consulting and resource services to clients. Premier provides services through three primary delivery channels: GRC (Governance, Risk and Compliance), BP&T (Business Performance and Technology), and F&A (Finance and Accounting). GHH, a wholly owned subsidiary, operates as the Solutions segment of Premier, and has two “vertical operations” consisting of Energy Efficiency and Sustainable Infrastructure. GHH’s primary focus is on energy related projects.

The performance of the business is evaluated at the segment level.  Cash, debt and financing matters are managed centrally.  These segments operate as one from an accounting and overall executive management perspective, though each segment has senior management in place; however they are differentiated from a marketing and customer presentation perspective, though cross-selling opportunities exist and continue to be pursued.  Condensed summary segment information follows for the three and nine months ended September 30, 2012; however, the Solutions segment only includes the period beginning March 5, 2012 (the date of acquisition):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Revenue:
Advisory, Consulting and Resources	$3,885,899	$12,669,921
Solutions	937,124	2,433,130

Loss from operations
Advisory, Consulting and Resources	$(219,381)	$(1,370,471)
Solutions	(308,869)	$(717,795)

Total Assets
Advisory, Consulting and Resources	--	$15,529,790
Solutions	--	2,876,315

Note 10 – Related Party Transactions:

On February 8, 2012, the Company paid dividends on its Series C Preferred Stock in Common Stock of the Company.  Of this dividend, $105,000, equating to 141,893 shares was paid to River Charitable Remainder Unitrust f/b/o Isaac Blech, which is controlled by Isaac Blech, Vice Chairman of the Company’s Board of Directors.

During the three months ended March 31, 2012, the Company engaged two board members to provide consulting services related to merger and acquisition and investment relations activity.  These board members each received warrants tp purchase 150,000 shares of common stock for these services – see Note 7 above for further discussion.  In addition each board member was to be compensated $20,000.  On April 27, 2012, the Company paid $20,000 each to the two board members.

Note 11 – Subsequent Events:

On November 14, 2012, the Company executed a definitive Asset Purchase Agreement to acquire all the assets of Ecological, LLC on or before November 30, 2012. Ecological, LLC is engaged in the business of providing energy audit, engineering analysis and retro-commissioning consulting and services to commercial buildings in the New York metropolitan area. The total purchase consideration is $7,000,000, comprised of cash consideration of $3,000,000 and $4,000,000 in Premier common stock consideration to be issued at the closing.
In addition, Premier and Ecological have agreed that as a condition to closing the following must occur: (i) Premier shall complete a private financing with minimum gross proceeds of $4 million; (ii) Ecological shall have a minimum of $1 million in cash on its balance sheet at closing; (iii) Ecological shall have no debt on its balance sheet at closing; (iv) Brian King, the chief executive officer of Ecological, shall enter into an employment agreement with Premier, which shall include a non-competition provision; (v) Joe Grano, the chairman of Ecological, shall be appointed the Chairman of Premier’s Board of Directors; and (vi) Premier shall complete, and be satisfied with, its due diligence review of Ecological.

In September 2012, the Company executed a Term Sheet with a placement agent (the “Placement Agent”) providing for a best efforts private placement offering pursuant to exemption afforded by Rule 506 of Regulation D and/or Regulation S of the Securities Act of 1933, as amended, through November 15, 2012, unless otherwise extended by the Company and Placement Agent, up to a maximum of 30 days.  The Securities to be issued consist of 7% Convertible Notes with 50% warrant coverage (the “Notes”).  The Notes will convert at the earlier of 15 months or will automatically convert at the closing of the next round of financing by the Company into the same security as the next round of financing, at the lesser of $0.50 per share or at a 25% discount to the next round of financing and warrants to acquire 50% of the number of shares, with a strike price of the lesser of $0.65 per share or the strike price of the next warrants at such financing.  The purchase price of each unit is $50,000 with ½ units available. The Company can call the warrants if: (i) the shares underlying the warrants are registered and; (ii) the stock, subsequent to registration, trades above $1.30 a day for 10 consecutive trading days and averages in excess of 50,000 shares a day in volume. Placement agent fees are payable 10% in cash and in warrants equal to 8% of amount of shares subscribed for by investors and will have the same terms.  Weighted average anti-dilution provisions are in place for one year on the stock after conversion and for three years on the warrants. The Company has agreed to file a registration statement within 60 days of the last closing registering the shares and shares underlying the warrants upon conversion and use its best efforts to have it approved as soon as possible. The Company plans to use the net proceeds for general working capital purposes and acquisitions. The Placement Agent is being paid commissions and expenses totaling 10% of the gross proceeds received by the Company, and the Company is reimbursing the Placement Agent for $12,000 in legal fees.
As of November 14, 2012, based on the aggregate purchase price of $350,000, the Company received gross proceeds of $303,000.  The Company paid commissions of $35,000 and also issued Warrants to purchase 56,000 shares of common stock to the Placement Agent.

Effective October 22, 2012, the Company and its financial institution entered into a loan modification under its line of credit.  All terms remain the same with the maturity date extended until January 19, 2013, as negotiations continue to increase the line of credit and the advance rate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” “Premier,” and the “Company,” they refer to Premier Alliance Group, Inc.  “SEC” refers to the Securities and Exchange Commission.

Company Summary

Premier is a service and solution delivery focused firm that provides integration and consulting expertise.  Our team consists of senior individuals that are trained as engineers, technology specialists, business and project consultants and analysts – our Knowledge Based Experts (KBE).  Our KBE’s are versed in many areas of business and primarily focus on assisting and advising our clients in dealing with critical areas that impact their business.  We have a strong base of expertise related to energy and financial service skills and are focused on change agents and mandates driving these specific areas of opportunity.  As we work with our clients, we can be engaged in a variety of ways, all focused on producing results that contribute to business success.  Our clients typically engage us in order to address energy initiatives, risk and compliance efforts, or business performance issues. Our clients engage us to provide them with a service or a solution based approach, which may include:

•	Assessing and designing strategic programs or plans;
•	Overseeing implementation of various projects or initiatives;
•	Engineering and implementing systems, controls, or automation; or
•	Evaluating, integrating, or validating controls, compliance and risk points.

Company Overview

Premier’s core business focus is as a holistic problem solver by providing subject matter expertise through its delivery teams - 360° Intelligence Delivery.  Premier’s approach is built 100% around its people — it is about knowledge, expertise and execution. Premier has a focus on building its knowledge practices with talent in key industries it feels offer opportunities including: financial services, utilities, life science, technology, government and health sectors. We currently have two major delivery verticals of Energy and Financial service capabilities, which are being driven by energy mandates and increased financial regulations crossing many industries.  Our Energy capabilities position us as a provider of energy efficiency and sustainable facilities solutions. This includes the design, engineering and installation of disparate solutions and technologies that enable clients to reduce their energy costs and carbon footprints. Our Financial service deliveries encompass Governance, Risk & Compliance (GRC), and Business Performance & Technology as we assist clients with Risk Management, Compliance, Mergers & Acquisitions, Organizational Effectiveness, and Information Management.

Energy Overview

GreenHouse Holdings, Inc., a wholly owned subsidiary acquired in March 2012, operates as the Solution division of Premier, and has “vertical operations” consisting of Energy and Sustainable Infrastructure. The Solutions division has a primary focus on energy related projects. Automated Demand Response and Demand Side Management are key focus points for energy efficiency today and the Solutions division is strategically positioned to take advantage of this growing industry.  Automated Demand Response and Demand Side Management enables customers with automated load control systems, such as Energy Management Systems (EMS), to participate in demand response events without manual intervention. The program's flexibility and ease-of-use allows customers to pre-select their level of participation and to automatically take part in demand response events.

The alternative energy markets are also experiencing significant growth and have increased focus beyond the commercial sector, by becoming a focus of military leaders looking for cost savings and revenue generation from these projects as a part of the Federal Leadership in Environmental, Energy and Economic Performance Act executed by President Obama.  While the Solutions division primarily focuses on energy projects, it is anticipated that some of its legacy projects will fall under the Sustainable Infrastructure vertical.

Energy Capabilities

Commercial and Industrial Automated Demand Response (ADR), Demand Side Management, Energy Efficiency, Controls Automation and Alternative Energy

•	We support local utilities as a lead service provider for energy audits, energy program management and installation.
•
We assist with the expansion of Integrated Demand Side Management (IDSM) programs into new regions as incentive programs are created and launched and pursuit of joint ventures with national organizations. Target utilities include Pacific Gas and Electric, San Diego Gas and Electric, Duke/Progress and Con Edison. The Company has already been named the technical coordinator for demand side projects undertaken by So. Cal. Edison.

•	We are moving toward a “one stop shop” for all things efficiency, making a direct cost saving or revenue generating impact on the client’s bottom line.
•	We provide Program management and turnkey integration to other energy related companies, organizations and aggregators.

•
We cross sell our consulting services to existing and potential commercial, industrial and utility customers offering services in support of all three “legs” of the utility stool: (i) demand side of the meter, (ii) production side of the meter, and, (iii) Operations, Finance & Accounting, Business Process & Technology, and Governance, Risk and Compliance.

Department of Defense - Automated Demand Response, Demand Side Management, Energy Efficiency, Controls Automation and Alternative Energy

•
We conduct fully integrated Military Base energy audits in conjunction with local utilities and turnkey integration of energy efficiency upgrades. The Company has already completed the first ever fully integrated energy audits on US Military Bases.

•	We develop and assist on executing Alternative energy and energy efficiency projects to meet 2020 demands.

Engineering Procurement and Construction (EPC) of major Alternative Energy Projects

•	Solar projects; and

•	Co-Generation projects.

Financial Service Overview

Our Services division delivers expertise encompassing our organizational, regulatory and financial related service capabilities. A typical customer is an organization with complex business processes, large amounts of data to manage, and change driven by regulatory or market environments, or strategic, growth and profitability initiatives.  Key areas of focus continue to be large mandated regulatory efforts including complying with the Sarbanes-Oxley Act, BASEL (for financial institutions), and the Dodd-Frank Wall Street Reform and Consumer Protection Act which impact organizations across many aspects including risk assessment and management, business processes and work flow, and data management, capture and reporting.

Financial Service Capabilities

Financial services are provided by our KBE’s within their core areas of expertise: (a) Governance, Risk and Compliance (GRC), (b) Business Performance & Technology (BP&T) and (c) Finance & Accounting (F&A).  Engagements within this realm include:

Governance Risk and Compliance

•	Enterprise risk management
•	Control and governance frameworks
•	Internal audit services
•	Regulatory and compliance efforts (i.e., BASEL, SOX)

Business Performance & Technology

•	Systems planning
•	Organizational effectiveness
•	Business process re-engineering and workflow analysis
•	Business intelligence, data analytics

Finance & Accounting

•	Financial & SEC reporting
•	Technical accounting research
•	Audit preparation
•	Mergers and acquisitions

Premier Customers

Premier’s typical customers have historically been Fortune companies; a sampling includes:

• Ally Financial Inc	• Honeywell, Inc.
• Anheuser Busch Companies	• Pepsico
• Bank of America Corporation	• SAAB
• California Steel Industries Inc.	• Schneider Electric
• Duke Power Co	• Southern California Edison
• GMAC	• Wells Fargo & Company
• Gulfstream Technologies Inc.

Premier Acquisition Strategy

Premier has made several acquisitions seeking to expand the scope of its business and achieve growth in revenues and profitability.  Premier’s task is to have the capability to help clients deal with external change driven by various factors including energy, regulatory or market environments or internal change driven by strategic, growth, and profitability initiatives. To compete more effectively, part of the strategic growth plan for Premier is to identify target firms that expand or enhance the 360° Intelligence Delivery capability.  To do this Premier must have the knowledge, history, and experience - Knowledge Based Expertise - as it believes this will be a key to continued growth and opportunity. Premier has focused on expanding its Knowledge Based Expertise in targeted industry sectors which include the energy, healthcare and federal government sectors as well as by enhancing or expanding overall service capability which includes energy services, risk and compliance, business intelligence, and business process expertise.

Acquisitions

On March 5, 2012, the Company consummated its Merger Agreement with GreenHouse Holdings, Inc. (“GHH”).  GHH is a provider of energy efficiency and sustainable facilities services and solutions. GHH audits, designs, engineers and installs solutions and technologies that enable its clients to reduce their energy costs and carbon footprint. GHH has two primary areas of focus: (i) energy efficiency solutions (“EES”) and (ii) sustainable facilities solutions (“ SFS”). GHH is focused on industrial, commercial, governmental and military markets in the United States and abroad and has “past performance” status with the Department of Defense. Substantially all of GHH’s revenue has historically come from its EES business focus. GHH operates as the “Solutions” segment of Premier.

In January 2011, the Company acquired a risk practice from another company in Los Angeles, California.  In September 2010 the Company completed a merger with Q5Group, Inc., a San Diego, California based organization.  In April 2010 Premier completed an asset purchase of Intronic Solutions Group LLC, a Kansas City, Missouri based organization. These transactions have all contributed to a broader customer base, added deeper industry experience, better geographic coverage, deeper professional services strengths specifically related to financial services delivery expertise, and more capabilities in the business development and fulfillment areas.

Delivery Team

In delivering its services and solutions, Premier has five key functional areas or groups that ensure delivery and support across the Company:

(a)	Talent Acquisition — sources and identifies the business, engineering, and consulting staff we hire;
(b)	Business Development — works with Premier’s customers in a consultative approach to identify and assess opportunities where we can assist and provide our services;
(c)	Service Leaders — Premier’s knowledge based experts, who work with customers on strategic and complex issues;
(d)	Consultants/Engineers — these are Premier’s knowledge based experts and professionals who deliver services and solutions to our customers; and
(e)	Operations – provides back office support and capability for the enterprise, including finance, human resources, financial reporting, and the day-to-day support of the staff in the field.

Talent Acquisition

Premier’s success depends on its ability to hire and retain qualified employees. Premier’s Talent Acquisition team contacts prospective employment candidates by telephone, through postings on the internet, and by means of our internal recruiting software and databases. For internet postings, Premier maintains its own web page at www.premieralliance.com and uses other internet job-posting bulletin board services as well as professional and social networking sites. The Company uses a sophisticated computer application as its central repository to track applicants’ information, manage skills verification, background checks, etc. and then match to potential customer opportunities. Premier only hires candidates after they have gone through a rigorous qualification process involving multiple interviews and screening.

Business Development and Service Leaders

Premier’s Business Development team and Service Leaders are its primary interface with the customer, prior to delivery of services or solutions. They develop and maintain business relationships by building knowledge on Premier’s client businesses, technical environments and strategic direction. Premier’s Business Development team and Service Leaders use the same central repository system as recruiting, this links recruiter information with customer information to manage the process efficiently and effectively.

Operations

The Company’s operations team encompasses several core functions within Premier such as human resources (‘‘HR’’) and finance (‘‘Finance’’). Encompassed in HR is our employee relations function, providing primary support and service for our engineers and consultants on a daily basis. This support ensures regular interaction and information sharing leading to quality services, better retention, and successful delivery to our clients. Within HR, Premier performs standard functions (such as benefit administration, payroll, and background processing). Finance provides all financial processing — billing, Accounts Payable, Accounts Receivable, and SEC reporting.  Our goal is to centralize all operational functions for all Mergers & Acquisition activity.

Competition

The market for professional services is highly competitive. It is also highly fragmented, with many providers and no single competitor maintaining clear market leadership. Premier’s competition varies by location, type of service provided, and the customer to whom services are provided. Premier’s competitors fall into four categories: (i) large national or international service firms; (ii) regional specialty firms (GRC, engineering, energy), (iii) software / hardware vendors and resellers; and (iv) internal engineering and technology staff of our customers and potential customers.

Contracts

When servicing customers, Premier typically signs master contracts for a one to three year period. The contracts typically set rules of engagement and can include pricing guidelines. The contracts manage the relationship and are not indicators of guaranteed work. Individual contracts or Statement of Work are put in place (under the master agreement) for each engineer, consultant or team assigned to the client site and cover logistics of length of contract, bill information and deliverables for the particular assignment. In most cases contracts can be terminated by providing 10 to 30 days advance notice.

New Board Appointments

On July 18, 2012, the Board of Directors of the Company elected John Catsimatidis, 63, to serve as a director for the Company. Mr. Catsimatidis is currently Chairman and CEO of the Red Apple Group and United Refining Company.

On August 20, 2012, the Board of Directors of the Company elected Wesley Clark, 67, to serve as a director for the Company.  General Clark serves as Chairman and CEO of Wesley K. Clark & Associates, a strategic consulting firm; Co-Chairman of Growth Energy; senior fellow at UCLA's Burkle Center for International Relations; Chairman of Clean Terra, Inc.; and Director of International Crisis Group. General Clark serves as a member of the Clinton Global Initiative's Energy & Climate Change Advisory Board, and ACORE's Advisory Board.  General Clark retired a four star general after 38 years in the United States Army.

Results of Operations

The GHH acquisition became effective on March 5, 2012; the results of operations for the nine months ended September 30, 2012 found below, therefore, only include GHH’s results of operations from March 5, 2012 through September 30, 2012.

Results of Operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Net revenue for the nine months ended September 30, 2012 was $15,103,000, an increase of 10.6%, compared to $13,652,000 for the same period in 2011.  Net revenue for the nine months ended September 30, 2012 contributed by the Solutions segment, GHH was $2,433,000 or 16.1% of total revenue. Excluding the contribution of GHH, net revenue would have been $12,670,000 compared to $13,652,000 for the same period in the prior year, a decrease of $982,000 or 7.2%. The decline in core revenue is primarily attributable to a decline in revenue in Charlotte ($1,405,000), Kansas City ($858,000) and San Diego ($382,000).  In the Charlotte branch, decreases in revenue were attributable to clients’ decisions to defer anticipated Governance and Risk based projects (GRC), as well as the overall loss of consultants engaged in client billing activities from these services. In Kansas City, the decline is attributable to the loss of two major clients from 2011 and our inability to replace that business to date, resulting in our decision to close the physical office in Kansas City and manage the existing business from Charlotte. In San Diego, the decline is due to the deferral of certain Governance and Risk projects combined with engagements that completed in 2011 which were to be offset in 2012 by our expansion into Orange County, which expansion did not take place at this time. In all cases, proactive steps are being taken by management to address these declines. These declines were partially offset by increases in business in Los Angeles ($1,332,000) and Winston-Salem ($340,000).

Cost of revenues, defined as all costs for billable staff for Premier and cost of goods for GHH, was $11,331,354 or 75.0% of revenue for the nine months ended September 30, 2012, as compared to $10,114,000 or 74.1% of revenue for the same period in 2011. Cost of revenue for

 GHH was $1,767,180 or 72.6% of total revenue.  Cost of revenue for the core Premier business was 75.5% for the nine months ended September 30, 2012 compared to 74.1% for the same period in the prior year and reflects the decrease in revenue in second and third quarter 2012 specific to our higher margin GRC business, which did not offset fixed personnel costs.

Selling, general and administrative expenses (SG&A) were $5,682,000 or 37.6% of revenue for the nine months ended September 30, 2012, as compared to $4,398,000 or 32.2% for the same period in 2011.  For the nine months ended September 30, 2012 (or since the March 5, 2012 acquisition) GHH incurred $1,299,000 in SG&A representing 53.4% of its total revenue. Management continues to take steps to monitor GHH’s SG&A while GHH continues to grow and enter into new contracts. SG&A, excluding GHH, for Premier’s core business would have been $4,383,000 or 34.6% of Premier’s core business revenue compared to the $4,398,000 and 32.2% outlined above for the nine months ended September 30, 2011, a decrease of $15,000, but a slightly higher percentage due to lower core revenues. SG&A also included non-cash compensation expense related to the issuance of stock options and warrants and the amortization of stock option/warrant expense for previously awarded options/warrants that vest over time in the amount of $376,000 for the nine months ended September 30, 2012 compared to $251,000 in the same period in the prior year.  In addition, one-time costs of $408,000, related to M&A integration were also recorded in the nine months ended September 30, 2012. All selling, general and administrative expenses related to the Company as a whole (executive compensation, all back office costs, costs of being a public company, etc., are recorded at the “core” Premier level).

As a cumulative effect of the above, loss from operations for the nine months ended September 30, 2012 was $2,088,000 compared to a loss of $983,000 for the same period in the prior year.  The Company’s efforts to integrate GHH into its core, as it continues to refine its business development focus, accounted for $718,000 of that loss.  Excluding the GHH loss of $718,000, the remainder of the loss for the nine months ended September 30, 2012 of $1,370,000 was attributable to core Premier operations.  For core Premier, this loss of $1,370,000 represents an increase over the loss of $983,000 for the nine months ended September 30, 2011. This loss is attributable to a decline in core Premier revenues without corresponding decreases in fixed costs.  Further, the total cumulative loss is significantly attributable to GHH’s SG&A costs representing 53.4% of its total revenue.  Management has and will continue to take steps to align fixed costs with revenues.

Other income and expense, resulted in a net loss of $511,000 for the nine months ended September 30, 2012 versus a net loss of $662,000 for the same period in the prior year.  For the nine months ended September 30, 2012 the loss is almost entirely attributable to two items; (i) derivative expense, a non-cash item recorded as a result of the revaluation of warrants and related derivative liability at September 30, 2012 compared to December 31, 2011 of $495,000 and, (ii) interest expense related to the Company’s borrowings on its line of credit of $65,175. In the nine months ended September 30, 2011, the loss is primarily attributable to interest expense on the Company’s debentures of $156,000 (subsequently paid in full in November 2011), loss incurred as a result of the early extinguishment of a portion of these debentures converted to common stock  of $80,000 and derivative expense of $340,000.

The income tax benefit of $644,000 and effective rate of 24.8% is attributable to the impact of permanent differences (nontaxable items such as certain stock compensation expense,

 nondeductible meals & entertainment, certain derivative expense, etc.) that do not have any effect on Premier’s actual tax return.

Net loss of $1,955,000 for the nine months ended September 30, 2012 compared to a net loss of $1,128,000 for the corresponding period in the prior year is directly attributable to the individual factors outlined above. Net loss available for common stockholders was affected by the dividends paid on the preferred stock in the quarters ended March 31, 2012 and March 31, 2011, and in the quarter ended March 31, 2011, a deemed dividend on preferred stock of $1,914,000.  This resulted in a net loss to common stockholders for the nine months ended September 30, 2012 of $2,276,000 and basic and fully diluted net loss per share of $0.16 and $3,086,000 for the nine months ended September 30, 2011 and basic and fully diluted net loss per share of $0.38.

Results of Operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Net revenue for the three months ended September 30, 2012 was $4,823,000, an increase of 4.7%, compared to $4,604,000 for the same period in 2011.  Net revenue for the three months ended September 30, 2012 contributed by GHH was $937,000 or 19.4% of total revenue. Excluding the third quarter contribution of GHH, net revenue would have been $3,886,000 compared to $4,604,000 for the same period in the prior year, a decrease of $718,000 or 15.6%. This decrease for the three month period is due to the same factors described for the nine months ended September 30, 2012 above.

Cost of revenues was $3,523,000 or 73.0% of revenue for the three months ended September 30, 2012, as compared to $3,361,000 or 72.9% of revenue for the same period in 2011. Cost of revenue for GHH was $712,000 or 76.0% or total revenue.  Cost of revenue for the core Premier business was 72.4% and reflects managements’ emphasis on cost reduction in the third quarter.

SG&A expenses were $1,763,000 or 36.5% of revenue for the three months ended September 30, 2012, as compared to $1,456,000 or 31.6% for the same period in 2011.  But for the SG&A expenses of GHH of $500,000 (which represented 53.4% of their total revenue), SG&A for Premier’s core business would have been $1,262,000, a decrease of $194,000 over the same period in 2011, reflecting management’s continuing effort to control costs. This SG&A also included non-cash compensation expense related to the issuance of stock options and warrants and the amortization of stock option/warrant expense for previously awarded options/warrants that vest over time in the amount of $129,000 for the three months ended September 30, 2012 compared to only $15,000 in the same period in the prior year.

Loss from operations for the three months ended September 30, 2012, was $528,000 as compared to a loss of $254,000 for the same period in 2011.  The increase in the loss in 2012 over 2011 is primarily attributable to the loss from operations from GHH for the period of $309,000.

Other income and expense, resulted in net expense of $340,000 for the three months ended September 30, 2012 versus a net expense of $457,000 for the same period of the prior year.  The net expenses for the three months ended Spetmber 30, 2012 was comprised almost exclusively of derivative income, a non-cash item, resulting from the revaluation of warrants and the related derivative liability at September 30, 2012 resulting in derivative expense of $310,000, plus interest expense of $37,000 relating to borrowings on the Company’s line of credit.

The effective income tax rate is 43.5% and is impacted by the permanent differences attributable to certain derivative income and certain stock compensation expense which are considered permanent differences; hence, nontaxable, and not providing a tax deduction or benefit.

Net loss for the three months ended September 30, 2012 was $490,000 compared to a net loss of $473,000 for the same period in the prior year. This resulted in basic and fully diluted net loss per share of $0.03 per share and $0.06 for the three months ended September 30, 2012 and September 30, 2011, respectively.

Dividend

No dividend for common stock has been declared as of September 30, 2012, and the Company does not anticipate declaring dividends in the future.

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

Further, the Company assesses the likelihood that deferred tax assets are recoverable. If recovery is unlikely, the Company increases the provision for taxes by recording a valuation allowance against the estimated deferred tax assets that will not ultimately be recoverable. As of September 30, 2012, all deferred tax assets were evaluated and an allowance against certain current deferred tax assets was provided in the amount of $514,000.  However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which the Company determines that the recovery is unlikely.

Liquidity and Capital Resources

As of September 30, 2012, the Company had cash and cash equivalents of $340,000 representing a decrease of $2,711,000 from December 31, 2011. Net working capital at September 30, 2012, was $672,000, as compared to $4,381,000 on December 31, 2011 a decrease of $3,709,000.  This decrease is primarily attributable to increased borrowing under the bank line of credit of $523,000, an increase in accounts payable and accrued expenses of $1,129,000 (which is primarily attributable to the GHH acquisition) with the remainder being cash used in operating activities described below. Current assets at September 30, 2012, were $4,898,000.  At September 30, 2012, the Company had long-term liabilities of $1,254,000, which is primarily comprised of a non-cash item, a derivative liability of $1,048,000 representing the current fair value calculation of detachable stock warrants.  Shareholders’ equity as of September 30, 2012, was $12,926,000 which represented 70.2% of total assets.

During the nine months ended September 30, 2012, the net cash used by operating activities was $2,842,000 and was primarily a result of the net loss of $1,955,000, offset by the non-cash charge of derivative expense of $495,000, non-cash stock option / warrant compensation expense of $376,000, and depreciation and amortization expense of $178,000.  These increases were offset by an increase in deferred income taxes of $644,000, an increase in accounts receivable of $530,000, an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $492,000 and a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $196,000.  Cash flows used in investing activities of $288,000 were attributable to issuance of secured notes receivable of $195,000, expenditures for stock issuance costs related to the GHH acquisition of $193,000, net purchases of property and equipment of $7,000, offset by the receipt of $107,000 in cash from the GHH acquisition.

Financing activities provided $420,000 of cash for the nine months ended September 30, 2012. This increase is directly attributable to net proceeds from borrowings on the bank line of credit of $523,000, offset by required payments on long-term debt of $103,000.

Financing Arrangements

Effective October 22, 2012, the Company and its financial institution entered into a loan modification under its current line of credit. All terms remain the same with the maturity date extended to until January 19, 2013, as negotiations continue to increase the Line of Credit and the advance rate.  The current line of credit is limited to a borrowing base of 75% of eligible receivables or $1,500,000.

As discussed in Note 11 to the Consolidated Financial Statements, the Company has closed a private placement financing resulting in net proceeds of $__________.  Additionally, as outlined in Note 11 to the Consolidated Financial Statements, the Company has announced the signing of an Asset Purchase Agreement with Ecological, LLC that is scheduled to close no later than November 30, 2012. A condition precedent to the Ecological, LLC acquisition is that the Company completes a private financing.  Such private financing would also provide additional working capital.  The above, combined with our revolving line of credit and funds from operations, will meet our cash needs for operations for the next twelve months.

We will need to raise additional funds in order to fund future business acquisitions. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow. If we are unable to obtain additional financing, we will be required to further curtail our plans to acquire additional businesses.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

Off-Balance-Sheet Arrangements

As of September 30, 2012, and during the prior three months then ended, there were no other transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Outlook

The Company’s priority is to continue to build depth in the range of services and solutions we offer by building “areas of expertise and knowledge and increased industry specific knowledge.” Premier believes that achieving this goal will require a combination of merger activity and organic growth. This will in part depend on continued improvement in the U.S. business market.

With our focus on capabilities related to the Energy and Financial Service (specifically regulatory and compliance) verticals, we must continue to adjust to the rapid change being driven by the evolving Energy sector as well as the ongoing wave of regulatory change affecting all industries.  Both areas continue to increase in importance and are tied to key priority initiatives for most businesses.

The energy sector has a fragmented regulatory environment driven by federal, state, provincial and local processes including: reliability, building and safety, environmental regulation and codes, permitting, rate structures, tariffs, incentives, tax credits, all which are changing frequently.  In addition, the metrics and values used to deal with financing of energy related projects are still maturing.  However, the drivers of rising energy costs combined with power reliance issues for countries and the long term view related to our carbon footprint continue to push the energy sector forward and our involvement in energy efficiency, frequency regulation, integrated demand side management, and distributed generation and renewable energy are priorities.

The regulatory and compliance sector continues to evolve globally and locally.  The challenges that impact specific verticals, based on industry nuances, continue to expand and create ongoing challenges for businesses.  Many of the growing areas within this sector impact all industries and will also overlap with our energy services as maturation continues in relation to the energy sector.  This will include cyber-security, risk mitigation, ongoing regulatory and compliance initiatives and program management as we move to expand our overall capabilities and expertise.

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

Interest Rate Risks

At September 30, 2012, the Company had an outstanding balance of $1,265,782 under its revolving credit agreement. Interest on borrowings under the facilities is based on the daily LIBOR rate plus a 3.50% margin, and no less than 4%. The Company renewed this line effective October 21, 2012 for an additional three months through January 19, 2013. Daily average borrowings for the first nine months ended September 30, 2012 were $1,176,000.

Market fluctuation impact on assets

For the three and nine months ending September 30, 2012, the valuation of the Variable Life Insurance policies had an investment gain of $10,380 and $17,529, respectively.

Equity Market Risks

The trading price of our common stock has been and is likely to continue to be volatile and could be subject to wide fluctuations. Such fluctuations could impact our decision or ability to utilize the equity markets as a potential source of our funding needs in the future.

Item 4	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company's management, with the participation of the Company's Chief Executive Officer (“CEO”) and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report in reaching a reasonable level of assurance that the information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.  Based upon that evaluation, the CEO and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.
As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2012.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Other than those previously reported on Form 8-K, no unregistered securities were sold or issued during the period ended September 30, 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350).

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350).

32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

*
Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER ALLIANCE GROUP, INC.
(Registrant)
DATE: November 14, 2012	By:	/s/ Mark S. Elliott
Mark S. Elliott
President (Chief Executive Officer)

DATE: November 14, 2012	By:	/s/ Larry W. Brumfield
Larry W. Brumfield
Chief Financial Officer