Form 10-K
period 2012-12-31
PREMIER ALLIANCE GROUP, INC.
filed 2013-04-01
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                                to

Commission File Number: 000-50502

PREMIER ALLIANCE GROUP, INC.
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

[ ] Yes [X] No

State issuer’s revenues for its most recent fiscal year (ended December 31, 2012): $19,472,015

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last day of the registrant’s most recently completed second fiscal quarter was $4,951,605.

The total number of shares of Common Stock of the Registrant outstanding as of the latest practicable date, March 7, 2013, is 23,082,525.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) within 120 days of the end of the Company’s fiscal year ended December 31, 2012, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the SEC as part of this annual report on Form 10-K.

PREMIER ALLIANCE GROUP, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

PART I

ITEM 1.                      BUSINESS.

GENERAL INFORMATION

Corporate Information

We were incorporated on January 5, 2000 as Continuum Group C Inc. under the laws of the State of Nevada. Prior to November 5, 2004 we had not engaged in any business operations other than organizational activities; and other than issuing shares to stockholders, we never commenced operational activities. On November 5, 2004, we consummated a share exchange agreement dated as of October 12, 2004, among us, Premier Alliance Group, Inc., a North Carolina corporation (‘‘North Carolina Premier’’), and the shareholders of North Carolina Premier. As a result, North Carolina Premier merged with us and our name was changed to Premier Alliance Group, Inc. In 2011, we were re-domiciled under the laws of the state of Delaware.

Company Summary

We are a service and solution delivery firm that provides integration and consulting expertise.  Our team consists of senior individuals that are trained as engineers and technology specialists, business and project consultants and analysts – these are known as our Knowledge Based Experts (KBE).  Our KBEs are versed in many areas of business and primarily focus on assisting and advising our clients in dealing with critical areas that impact their business.

Our primary focus is using our expertise on issues related to two key areas for customers; (i) energy usage and strategy and (ii) risk and compliance initiatives.  We work with our customers to assess, design, and implement complete solutions.

Our key capabilities in the energy sector help customers manage their energy use and cost via automation, technology, utility incentive programs, and alternative energy solutions.  Our solutions in relation to risk and compliance are in understanding the application of various regulations and deploying processes and automation to comply.

 Company Overview

Our core business focus is to serve as a problem solver by providing subject matter expertise through our delivery teams - 360° Intelligence Delivery. We have a focus on building our knowledge practices with talent in key industries we feel offer opportunities including: financial services, utilities, life science, technology, government and health sectors. We currently have two major delivery verticals of Energy and Sustainable Solutions and Risk/Compliance capabilities, which are being driven by energy mandates and increased regulations crossing many industries.  Our Energy and Sustainable Solutions capabilities position us as a provider of energy efficiency and sustainable facilities solutions. This includes the design, engineering and installation of solutions and technologies that enable clients to reduce their energy costs and carbon footprints. Our Risk/Compliance deliveries encompass Governance, Risk & Compliance (GRC) and Business Performance & Technology as we assist clients with Risk Management, Compliance, Organizational Effectiveness, and Information Management.

Energy and Sustainability Solutions Overview

GreenHouse Holdings, Inc., a wholly owned subsidiary we acquired on March 5, 2012, operates with Ecological, LLC which we acquired on December 31, 2012 – (see Acquisitions below) - as our Energy and Sustainability Solutions division, and has “vertical operations” consisting of Energy and Sustainable Infrastructure.  The Energy and Sustainability Solutions division has as its primary focus, energy related projects. Automated Demand Response and Demand Side Management are key focus points for energy efficiency today and are expected to be a substantial market within this decade. The Energy and Sustainability Solutions division is strategically positioned to take advantage of this growing sector as it currently leads Automated Demand Response ("ADR") programs for utilities in California as a technical coordinator.  Automated Demand Response and Demand Side Management enables customers with automated load control systems, such as Energy Management Systems (EMS), to participate in demand response events without manual intervention. Hence with this automation, the program's flexibility and ease-of-use allows customers to pre-select their level of participation and to automatically take part in demand response events.

In addition, the distributed generation and renewable energy markets are also experiencing significant growth beyond the commercial sector, and have become a focus of military leaders looking for cost savings and revenue generation from these projects as a part of the Federal Leadership in Environmental, Energy and Economic Performance Act.  The Energy and Sustainability Solutions division has expertise in this area and is currently engaged in the delivery of multiple distributed generation and renewable energy projects.

Energy Capabilities

•	We support local utilities as a lead service provider for program management, installation and auditing.
•	We assist with the expansion of Integrated Demand Side Management (IDSM) programs into new regions as incentive programs are created and launched.
•	We are moving toward a “one stop shop” for energy efficiency solutions.
•	We provide program management and turnkey integration to other energy related companies, organizations and aggregators.
•
We cross sell our consulting services to existing and potential commercial, industrial and utility customers, offering services in support of all three “legs” of the utility stool: (i) the demand side, (ii) the production side, and (iii) operations, finance &accounting, business process & technology, and governance, risk and compliance.

•	We conduct fully-integrated energy audits in conjunction with local utilities and turnkey integration of energy efficiency upgrades.
•	We develop and assist in executing alternative energy and energy efficiency projects to meet anticipated 2020 demands.
•	We develop and assist in executing solar and co-generation projects.

Risk/Compliance Service Overview

A typical customer of ours is an organization with complex business processes, large amounts of data to manage, and change driven by regulatory or market environments, or strategic, growth and profitability initiatives.  Key areas of focus continue to be large, mandated regulatory efforts including complying with the Sarbanes-Oxley Act of 2002 (SOX), BASEL ACCORDS (for financial institutions), energy and environmental mandates, and the Dodd-Frank Wall Street Reform and Consumer Protection Act which can impact organizations across many aspects including risk assessment and management, business processes and work flow, as well as data management, data capture and reporting.

Risk/Compliance Service Capabilities

Risk/Compliance services are primarily provided by our KBEs within core areas of expertise: Governance, Risk & Compliance (GRC) and Business Performance & Technology (BP&T).  Engagements within this realm include:

Governance Risk and Compliance

•	Enterprise risk management;
•	Control and governance frameworks;

•	Internal audit services; and
•	Regulatory and compliance efforts (i.e., BASEL ACCORDS, SOX).
Business Performance & Technology

•	Business process re-engineering and workflow analysis;
•	Business intelligence, data analytics;
•	Organizational effectiveness; and
•	System planning.
Premier Acquisition Strategy

In the recent past, we have made several acquisitions seeking to expand the scope of our business and achieve growth in our revenues and profitability.  Our task is to have the capability to help clients deal with external change driven by various factors including energy, regulatory or market environments or internal change driven by strategic, growth, and profitability initiatives. To compete more effectively, part of the strategic growth plan for us is to identify target firms to expand or enhance our 360° Intelligence Delivery capabilities.  Identifying key expanded capabilities will be important as we must continue to display the knowledge, history, and experience - Knowledge Based Expertise - as a key to continued growth and opportunity. We have focused on expanding our Knowledge Based Expertise targeting expertise relating specifically to the energy and risk/compliance sectors which can cross many industries.  We believe these sectors have significant converging and touch points and create many cross sell opportunities as we work with clients.

Acquisitions

ERMS

On January 1, 2011, we purchased an advisory and consulting business from an individual (“ERMS”) and accounted for the transaction as a business combination.  In consideration of the purchase, we agreed to pay (a) the sum of $90,000 in cash, and (b) issue stock options to purchase 164,384 shares of common stock with an exercise price of $1.00 and maturing in ten years.  We paid $60,000 and delivered options to purchase 82,192 shares of common stock upon closing.  Additional consideration was to be paid on January 15, 2012, subject to certain conditions.

On February 10, 2012, we amended the above-described Agreement with ERMS to provide that the additional stock options to purchase 82,192 shares of common stock and the additional payment of $30,000 could be made in cash, stock or stock options at our discretion by February 10, 2013, if the ERMS business reporting unit gross revenue was equal to or greater than $2,000,000 and gross margin was at least 30% for the 2012 calendar year. On February 10, 2012, we issued the 82,192 options at an option price of $1.00. We had $40,805 accrued as a note payable to ERMS at December 31, 2012 for total potential obligations.  On February 22, 2013, we paid the final payment of $40,805 in cash.

GreenHouse Holdings, Inc.

On March 5, 2012, we consummated the Agreement of Plan and Merger (“Merger Agreement”) with GreenHouse Holdings, Inc. ("GHH").  GHH is a provider of energy efficiency and sustainable facilities services and solutions and audits, designs, engineers and installs products and technologies that enable its clients to reduce their energy costs and carbon footprint. GHH has two “vertical operations,” energy efficiency solutions (“EES”) and sustainable facilities solutions (‘‘SFS’’). GHH is focused on industrial, commercial, government and military markets in the United States and abroad.

Pursuant to the terms of the Merger Agreement, we agreed to issue a certain amount of our common stock on a fully diluted basis, subject to adjustments provided in the Merger Agreement. As part of the stock consideration paid to GHH, 1331,188 shares of our common stock were placed in an escrow account.  Such escrowed shares are to be released at a later date upon the achievement of certain of certain revenue goals and the satisfaction of certain indemnification obligations. If the escrowed shares are released, GHH stockholders will own, in the aggregate, 17.1% of the combined company. The escrowed shares will accrue quarterly, on a pro-rata basis, to the extent that GHH revenues, over a four calendar quarter measurement period exceed $12 million. If these conditions are not met, the escrowed shares will be returned to us.

The acquisition has been accounted for under the purchase method. The purchase method requires that the total consideration paid for an aquiree, be allocated first to the fair value of assets acquired and liabilities assumed of the acquired company.  Any excess purchase price is then allocated first to identifiable intangibles and any residual to goodwill.  Intangibles are amortized into the statement of operations over their estimated useful life.  Goodwill is not amortized.  However, at least annually, an impairment test is required for intangibles and goodwill.  See Critical Accounting Policies in the Managements’ Discussion and Analysis of Financial Condition and Result of Operations section below as well as the notes to financial statements. The purchase price was determined by the total market value of the 7,114,482 newly-issued shares (including the escrowed shares) on March 5, 2012 ($6,403,293), plus the total loans outstanding made by us to GHH at the date of the acquisition ($1,030,407), for total consideration of $7,433,700. We incurred deferred financing costs associated with the issuance of the stock (including legal fees, accounting fees, printing fees, etc.) totaling $323,963, and paid a registered investment adviser a referral fee in stock (valued at $120,639) and $64,960 in cash.  These costs were charged against additional paid in capital.

Ecological, LLC

On December 31, 2012, through our wholly owned subsidiary, Ecological Partners, LLC, a New York limited liability company (“EPLLC”), created for the sole purpose of effectuating the acquisition, we purchased substantially all of the assets of Ecological LLC., (“Ecological”) a Delaware limited liability company, pursuant to an Asset Purchase Agreement dated November 15, 2012 (the “Agreement”).

Pursuant to the Agreement, we acquired all of the assets of Ecological through our wholly owned subsidiary EPLLC. In consideration of the Purchased Assets (as defined in the Agreement), we paid to Ecological (a) the sum of $3,000,000 in cash ($1,000,000 which was required to remain on the balance sheet of Ecological subsequent to acquisition), and (b) such number of restricted shares of our common stock equal to $3,956,256, based on the 5-day volume weighted average closing price (“VWAP”) of the common stock for the five days prior to the date the Agreement was executed, as stated on the OTC Bulletin Board (the “Shares”). Accordingly, the VWAP was $0.62 per share resulting in 6,381,059 shares being issued.  In accordance with purchase accounting rules, the transaction must be valued at the stock price at the closing date at December 31, 2012 of $0.76 per share. We entered into an employment agreement with Brian King, one of the principals of Ecological, and another principal, Joseph Grano, Jr., accepted the position as our Chairman of the Board of Directors.

We paid a registered investment adviser a referral fee in stock (valued at $120,000) and $120,000 in cash, the sum of which $240,000 was charged to selling, general and administrative expense as a transaction cost. Legal fees related to the issuance of stock totaling $37,324 were charged to additional paid in capital.

Ecological develops and implements energy sustainability action plans for real estate portfolios, buildings, and tenants in order to reduce costs, improve efficiency, achieve regulatory compliance, and increase value. Ecological’s services range from metering and monitoring, to in-depth energy audits and analysis, to executing retrofit projects. By improving the efficiency of environmental systems, such as energy, water, and carbon, landlords can reduce costs, reposition client buildings as “green” and create higher value and yield for their real estate assets and portfolios.

On December 9, 2009, New York's City Council passed legislation known as the Greener, Greater Buildings Plan (GGBP). This legislation requires all buildings in New York City that are 50,000 square feet or larger to benchmark energy and water consumption, perform an audit and retro-commissioning of base building systems, perform a lighting upgrade, and install sub-meters. Under the GGBP, NYC Local Law 87 requiring Energy Audits & Retro-commissioning processes went into effect. The Audit and Retro-Commissioning requirements will be due in groups of buildings beginning in 2013, and owners are required to do the following:

•	Conduct a Level II Energy Audit of base building systems;

•	Conduct a Retro-Commissioning of base building systems (a review to ensure original systems are operating at peak performance for energy efficiency) ; and

•	Submit an Energy Efficiency Report documenting both the Energy Audit and the Retro-Commissioning.

Other Developments

On November 16, 2012, the Company issued $750,000 of its 7% Redeemable Convertible Promissory Notes to accredited investors. The securities consist of 7% Convertible Notes with 50% warrant coverage (the “Notes”). The Notes convert at the earlier of 15 months or automatically convert at the closing of the next round of financing into the same security as the next round of financing, at the lesser of $0.50 per share or at a 25% discount to the next round of financing.  In addition, we have also agreed to issue warrants to acquire 50% of the number of shares sold at the next round of financing, with a strike price equal to the lesser of $0.65 per share or the strike price of the next warrants at such financing.  The warrants have a four year term. Weighted average anti-dilution provisions are in place for one year on the stock after conversion and for three years on the warrants. We paid $29,614 in legal fees, $9,500 in diligence fees to the placement agent and a success fee of 10% or $75,000 to the placement agent. We received net proceeds of $635,886, issued 750,000 warrants to the note holders and 120,000 warrants to the placement agent. On December 26, 2012, upon the closing of a subsequent financing in which we issued our Series D 8% Redeemable Convertible Preferred Stock, the Notes were mandatorily converted into the shares of Series D 8% Convertible Preferred Stock. We targeted these proceeds for working capital, such that we could meet all of our working capital needs prior to a significant funding event.

Between December 26, 2012 and February 26, 2013, we closed an offering of Series D 8% Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) to accredited investors. We sold an aggregate of 13,126 shares of Series D Preferred Stock and issued warrants to purchase an aggregate of 4,375,392 shares of our common stock, with an exercise price of $1.125 per share, for gross proceeds of $13,126,001.  In connection with the sale of these securities, $1,312,600 was paid and warrants to purchase an aggregate of 1,750,135 shraes of our common stock were issued, with an exercise price of $1.125 per share, to a registered broker. In addition, $126,350 in fees relating to the offering was paid. We received net proceeds of $11,687,051.  We used $2,000,000 of these net proceeds for the acquisition of Ecological, LLC, which closed on December 31, 2012.  We targeted the balance of the proceeds for working capital and future mergers and acquisitions.

Strategy

Our core business focus is to provide subject matter expertise through our delivery team in a variety of ways that continue to help our clients navigate the changing business climate they must deal with. Our approach is built 100% around our people — it is about knowledge, expertise and execution. We have a focus on building our knowledge practices with talent in core areas and industries it feels offer opportunity including: energy planning and strategy, risk/compliance/regulatory, business performance and processes, all with a focus on increasing profit and mitigating risk. Our sales and delivery organization work with customers closely — a consultative approach — to understand the business direction, initiatives or issues they are dealing with. Our goal is to provide industry expertise as well as in our core disciplines to allow for successful efforts.

Our typical customers have historically been Fortune 500 companies (including AIG, Southern California Edison, Duke Power, Bank of America, and Wells Fargo), and they continually seek expertise and knowledge in areas such as project planning/management, business consulting, and business analysis, evidenced by repeat business with these clients exceeding 70%. With our recent acquisitions, we are better positioned to additionally service emerging business and the mid-market arena, especially as it relates to life sciences, biotech and technology focused companies.

In providing services and solutions, we have five key functional areas or groups that ensure successful delivery and support to our customers:

(a)   Talent Acquisition — continuously sources and identifies the additional key resources we hire as we expand our business and capabilities;

(b)   Business Development — working with out customers in a consultative approach to understand the clients business and identify opportunities where we can assist and provide our services and solutions;

(c)   Service Leaders — our KBE's, work with customers on strategic and complex issues related to our core capabilities

(d)   Consultants/Engineers — these are KBE's and professionals that ultimately deliver the services and solutions to our customers.

(e)    Operations – providing back office support and capability for the enterprise, including finance, HR and financial reporting.

Talent Acquisition

Our success depends on our ability to hire and retain qualified employees, specifically our KBE's. Our Talent Acquisition team contacts prospective employment candidates by telephone, through postings on the internet, and by means of our internal recruiting software and databases. For internet postings, we maintain our own web page at www.premieralliance.com and use other internet job-posting bulletin board services as well as professional and social networking sites. We use a sophisticated computer application as our central repository to track applicants’ information, manage skills verification, and obtain background checks. We only hire candidates after they have gone through a rigorous qualification process involving multiple interviews and screening.

Business Development and Service Leaders

Our Business Development team and Service Leaders are our primary interface with the customer, prior to delivery of services or solutions and work together assessing profit and risk areas for clients. We develop and maintain business relationships by building knowledge on our clients businesses, environment and strategic direction as it relates to our core capabilities.  Our Business Development team and Service Leaders access the same central repository system as our talent acquisition team — this allows us to link all information together to manage the process efficiently and effectively.

Operations

Our operations team encompasses several core functions, such as human resources (“HR”) and finance (“Finance”). Encompassed in HR is our employee relations function, providing primary support and service for our delivery team on a daily basis. This support ensures regular interaction and information sharing leading to quality services, better retention, and successful delivery to our clients. Within HR, we perform standard functions, such as benefit administration, payroll, and background processing. Finance provides all financial processing — billing, accounts payable, accounts receivable, and SEC reporting.  Our goal is to centralize all operational functions for mergers and acquisitions activity.

Competition

The market for professional services is highly competitive. It is also highly fragmented, with many providers and no single competitor maintaining clear market leadership. Our competition varies by location, type of service provided, and the customer to whom services are provided. Our competitors fall into four categories: (i) large national or international service firms; (ii) regional specialty firms (GRC, engineering, energy); (iii) software / hardware vendors and resellers; and (iv) internal staff of our customers and potential customers.

Contracts

When servicing customers, we typically sign master contracts for a one to three year period. The contracts typically set rules of engagement and can include pricing guidelines. The contracts manage the relationship and are not indicators of guaranteed work. Individual contracts, or Statements of Work, are put in place (under the master agreement) for each engineer, consultant or team assigned to the client site and cover logistics of length of contract, billing information and deliverables for the particular assignment. In most cases, contracts can be terminated by either party by providing ten to thirty days’ advance notice.

Employees

As of March 15, 2013, we employed a total of 160 persons, as follows: 6 executive employees, 125 consultants and 29 administrative and operations personnel. We believe our employee relations are good.

ITEM 1A.                      RISK FACTORS

We are subject to various risks that may materially harm our financial condition and results of operations. If any of these risks or uncertainties actually occurs, the trading price of our common stock could decline.

Risks Related to Our Business and Industry

A DECLINE IN THE PRICE OF, OR DEMAND FOR, ANY OF OUR RISK/COMPLIANCE CONSULTING AND SOLUTION SERVICES, WOULD HARM OUR REVENUES AND OPERATING MARGINS.

Our Risk/Compliance business consulting and business solutions services accounted for substantially all of our revenues in 2011, as well as the majority of our revenues during 2012 (approximately 80%). We anticipate that revenue from the Risk/Compliance business consulting and solution services will continue to constitute a portion of our revenues for the foreseeable future and anticipate that revenue in the Energy and Sustainability segment will outpace the growth of our Risk/Compliance revenues. However, a decline in the price of, or demand for, business consulting and solution services would harm our business.

A SIGNIFICANT PORTION OF OUR BUSINESS REVENUES DEPEND ON A RELATIVELY SMALL NUMBER OF LARGE CUSTOMERS.  IF ANY OF THESE CUSTOMERS DECIDE THEY WILL NO LONGER USE OUR SERVICES, REVENUES WILL DECREASE AND FINANCIAL PERFORMANCE WILL BE SEVERELY IMPACTED.

 To date, we have received a significant portion of revenues from large sales to a small number of customers. During 2012 and 2011, our five largest customers, together comprised approximately 45% and 52% of our total revenues, respectively. Our operating results may be harmed if we are not able to complete one or more substantial sales to any large customers or is unable to collect accounts receivable from any of the large customers in any future period.

INTENSE COMPETITION IN OUR TARGET MARKETS COULD IMPAIR OUR ABILITY TO GROW AND TO ACHIEVE PROFITABILITY.  IF WE DO NOT GROW, OUR COMPETITIVE ABILITY WILL BE SEVERELY RESTRICTED, WHICH WOULD DECREASE PROFITABILITY.

Our competitors vary in size and in the scope and breadth of the products and services they offer. Our competitors include Deloitte, North Highland, Accenture, Honeywell, Johnson Controls, Ameresco, and Noresco as well as other national firms and a number of smaller regional firms. Many of our competitors have longer operating histories, substantially greater financial, technical, marketing, or other resources, or greater name recognition than us. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Increased competition is likely to result in price reductions, reduced gross margins, and loss of market share, any one of which could seriously harm our business.

OUR LENGTHY SALES CYCLE COULD CAUSE DELAYS IN REVENUE GROWTH, WHICH COULD MAKE IT MORE DIFFICULT TO ACHIEVE OUR GROWTH OBJECTIVES.

The period between initial contact with a potential customer and that customer’s purchase of services is often long.  A customer’s decision to purchase services involves a significant allocation of resources on our part, is influenced by a customer’s budgetary cycles, and in many instances involves a preferred-vendor process. To successfully sell our services, generally we must educate the potential customers regarding the uses and benefits of our services, which can require significant time and resources. Many potential customers are large enterprises that generally take longer to designate preferred vendors; the typical sales cycle in connection with becoming an approved vendor has been approximately six to 12 months. Delay or failure to complete sales in a particular quarter could reduce revenues in that quarter, as well as subsequent quarters over which revenues for the sale would likely be recognized. If the sales cycle unexpectedly lengthens in general, or for one or more large orders, it would adversely affect the timing of revenues and revenue growth. If we were to experience a delay of several weeks on a large order, it could harm our ability to meet forecasts for a given quarter.

WE MAY NOT BE ABLE TO SECURE NECESSARY FUNDING IN THE FUTURE AND MAY BE FORCED TO CURTAIL PLANNED GROWTH, WHICH WOULD SLOW OR STOP THE ABILITY TO GROW, INCREASE REVENUES, AND ACHIEVE PROFITABILITY.

For our business to grow, substantial working capital will be required. We believe that if capital requirements increase materially from those currently planned, additional financing may be required sooner than anticipated. If we raise additional funds by issuing equity securities, the percentage of our capital stock owned by our current shareholders would be reduced, and those equity securities may have rights that are senior to those of the holders of our currently outstanding securities. Additional financing may not be available when needed on commercially acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may be forced to curtail planned growth, and we may be unable to develop or enhance planned products and services, take advantage of future opportunities, or respond to competitive pressures.

THERE ARE RISKS ASSOCIATED WITH ACQUISITIONS.

An integral part of our growth strategy is evaluating and, from time to time, consummating acquisitions. These transactions involve a number of risks and present financial, managerial and operational challenges, including: diversion of management’s attention from running the existing business; increased expenses, including legal, administrative and compensation expenses resulting from newly hired employees; increased costs to integrate personnel, customer base and business practices of the acquired company; adverse effects on reported operating results due to possible write-down of goodwill associated with acquisitions; and dilution to stockholders to the extent of issuance of securities in the transaction. We may not be able to acquire additional businesses on favorable terms or at all.  In addition, failure to identify or complete acquisitions of suitable properties could slow our growth.

OUR EXECUTIVE OFFICERS AND DIRECTORS WILL BE ABLE TO EXERT SIGNIFICANT INFLUENCE OVER US TO THE DETRIMENT OF MINORITY SHAREHOLDERS,WHICH WILL LIMIT OUR SHAREHOLDERS’ ABILITY TO INFLUENCE THE OUTCOME OF KEY DECISIONS.

Our executive officers and directors collectively control approximately 37.6% of our outstanding capital stock. As a result, if they act together they will be able to influence management and affairs and all matters requiring shareholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing any change in control of our company and might affect the market price of the common stock.

MIRIAM BLECH AND ISAAC BLECH HAVE SUBSTANTIAL INFLUENCE OVER THE BUSINESS, DUE TO THEIR LARGE OWNERSHIP STAKE IN OUR CAPITAL STOCK, GIVING THEM THE ABILITY TO EXERT INFLUENCE OVER US TO THE DETRIMENT OF MINORITY SHAREHOLDERS, WHICH WILL LIMIT SHAREHOLDERS’ ABILITY TO INFLUENCE THE OUTCOME OF KEY DECISIONS.

Miriam Blech currently controls approximately 9% of our outstanding voting capital stock, including 60% of our Series C preferred stock.  Isaac Blech currently controls approximately 6% of our outstanding voting capital stock, including 40% of our Series C preferred stock.  Together, Mr. and Mrs. Blech currently control approximately 15% of our outstanding voting capital stock, including 100% of our Series C preferred stock.  The holders of a majority of the shares of Series C preferred stock have the right to appoint four members and one observer to the Board of Directors.  In addition, the vote of a majority of the shares of the Series C preferred stock are required to approve, among other things, (i) any issuance of capital stock which is senior to or pari passu with the Series C preferred stock; (ii) any issuance of additional shares of preferred stock; (iii) any dividends or payments on outstanding securities; (iv) any liquidation or winding up activities of the company, (v) any change in control or change in the nature of our business, and (vi) any amendment to the articles of incorporation, by-laws or other governing documents that would result in an adverse change to the rights, preferences, or privileges of the Series C preferred stock.  Accordingly, Mr. and Mrs. Blech have substantial control over the business and may decide the outcome of matters submitted to our stockholders for approval, including mergers (other than strategic mergers), consolidations and the sale of all or substantially all of the Company’s assets, and can also prevent or cause a change in control. The interests of Mr. and Mrs. Blech may differ from the interests of other stockholders. Third parties may be discouraged from making a tender offer or bid or it may make it easier for them to acquire Premier because of this concentration of ownership.

OUR FAILURE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD HAVE AN ADVERSE EFFECT ON US.

Our ability to attract and retain qualified professional and/or skilled personnel in accordance with our needs, either through direct hiring or acquisition of other firms employing such professionals, is an important factor in determining our future success. The market for these professionals is competitive, and there can be no assurance that we will be successful in our efforts to attract and retain needed personnel. Our success is also highly dependent upon the continued services of our key officers, and we do not maintain key employee insurance on any of our executive officers.

If we are unable to retain qualified personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources to identifying, hiring and integrating new employees. In addition, the failure to attract and retain key employees, including officers, could impair our ability to provide services to our clients and conduct our business effectively.

Risks Related to the Energy and Sustainability Solutions Segment (“ESS”)

CHANGES IN LAWS, REGULATIONS AND POLICIES THAT AFFECT THE ESS BUSINESS COULD ADVERSELY AFFECT ESS SEGMENT’S FINANCIAL RESULTS.

The ESS segment is subject to numerous laws, regulations and policies. Changes in the laws, regulations and policies, including the interpretation or enforcement thereof, that affect, or will affect, the ESS business, including changes in the scope of regulation by regulatory agencies, accounting standards, tax laws and regulations, trade rules and customs regulations, and the outcome and expense of legal or regulatory proceedings, and any action the ESS may take as a result could adversely affect the ESS segment.

THE ESS SEGMENTS’ SUCCESS DEPENDS, IN PART, ON MAINTAINING GOOD RELATIONSHIPS WITH ITS DISTRIBUTION CHANNELS.

The ESS segments success depends, in part, on its maintaining satisfactory relationships with its distribution channels. Our ESS segment does not have long-term supply or distribution contracts. The vast majority of ESS’s sales are affected on a purchase order basis that requires the ESS segment to meet expectations of delivery, quality and pricing of ESS’s products, at both the distribution channel level and at the level of the ultimate consumer who uses ESS’s products. If ESS fails to meet expected standards, its revenues would decline and this could result in a material adverse effect on its business.

CONSUMERS MIGHT NOT ADOPT THE ESS ALTERNATIVE ENERGY SOLUTIONS.

The power generation solutions ESS provides are relatively new alternative energy means that consumers may not adopt at levels sufficient to grow this segment of business. ESS cannot assure that consumers will choose to use its solutions at levels sufficient to sustain its business in this area. This development may be impacted by many factors, including:

• market acceptance of ESS’S products;
• the cost competitiveness of these systems;
• regulatory requirements; and
• the emergence of newer, more competitive technologies and products.

LOSS OF FAVORABLE TAX BENEFITS AND OTHER GOVERNMENTAL INCENTIVES COULD SUBSTANTIALLY HARM THE ESS SEGMENT’S’S OPERATING MARGINS.

A number of ESS’s products and services have been aided by federal tax incentives. Because alternative fuels have historically been more expensive to produce than diesel or petroleum fuel, the biofuels industry has depended on governmental incentives that have effectively brought the price of biofuels more in line with the price of diesel fuel to the end user. These incentives have supported a market for biofuels that might not exist without the incentives. Loss of these incentives may render some of ESS’s solutions unmarketable.

THE DECREASE OR LACK OF INCREASE IN THE COST OF ENERGY GENERATED BY TRADITIONAL SOURCES MAY CAUSE THE DEMAND FOR ESS’S SERVICES TO DECLINE.

Decreases in the costs associated with traditional sources of energy, such as prices for commodities like coal, oil and natural gas, will reduce demand for energy efficiency and renewable energy solutions. Technological progress in traditional forms of electricity generation or the discovery of large new deposits of traditional fuels could reduce the cost of electricity generated from those sources and as a consequence reduce the demand for ESS’s solutions. Any of these developments could have a material adverse effect on the ESS business segment.

THE FAILURE OF ESS’S SUBCONTRACTORS TO PROPERLY AND EFFECTIVELY PERFORM THEIR SERVICES COULD CAUSE DELAYS IN THE DELIVERY OF ESS’S ENERGY EFFICIENCY SOLUTIONS.

The ESS business segment’s success depends on its ability to provide quality, reliable energy efficiency solutions in a timely manner, which in part requires the proper removal and installation of lighting, mechanical and electrical systems and other products by the segment’s contractors and subcontractors upon which we depend. A significant portion of ESS’s energy efficiency solutions are installed by contractors or subcontractors. Any delays, malfunctions, inefficiencies or interruptions in ESS’s energy efficiency solutions caused by improper installation could cause it to have difficulty retaining current clients and attracting new clients. Such delays could also result in additional costs that could affect the profit margin of ESS’s projects. In addition, the ESS business segment brand, reputation and growth could be negatively impacted.

Risks Related to Ecological, LLC (“Ecological”) – Energy and Sustainability Solutions Segment (1)

(1) - Ecological will operate as a key part of our Energy and Sustainability Solutions segment.  However, we just completed the acquisition of Ecological on December, 31, 2012 and therfore are including separate risk factors for Ecological's business.

CHANGES IN LAWS, REGULATIONS AND POLICIES IN RELATION TO ENERGY EFFICIENCY MANDATES THAT AFFECT ECOLOGICAL’S BUSINESS COULD ADVERSELY AFFECT ECOLOGICAL’S FINANCIAL RESULTS.

Ecological’s business plan is primarily based upon providing the services mandated by the City of New York in the Greener Greater Buildings Plan legislation, specifically local law 87.  If the law is overturned, there will be an impact to the market that has developed for these services, and in turn, Ecological’s business plan.

INTENSE COMPETITION IN OUR TARGET MARKETS COULD IMPAIR OUR ABILITY TO GROW AND TO ACHIEVE PROFITABILITY.

The market for local law 87 work has been developing rapidly over the past two years and continues to change as new entrants enter the market and the law’s requirements are fully published.  If low cost, low quality operators enter the market and drive the price of these services down, this will present a risk to the revenue projections for

 Ecological.  Alternatively if large engineering firms begin offering these services at lower prices as a loss leader to acquire advanced services contracts, this will also affect Ecological’s potential revenue.

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

OUR EXISTING PREFERRED STOCK HAS LIQUIDATION PREFERENCES THAT MAY AFFECT COMMON STOCK HOLDERS.

In the event of our dissolution, liquidation or change of control, the holders of our Series B, Series C and Series D preferred stock will receive a liquidation preference in priority over the holders of common stock.  A consolidation or merger, a sale of all or substantially all of our assets, or a sale of 50% or more of our common stock would be treated as a change of control for this purpose.  Therefore, it is possible that holders of common stock will not obtain any proceeds upon any such event.

THE ISSUANCE OF SHARES UPON CONVERSION OF THE PREFERRED STOCK AND EXERCISE OF OUTSTANDING WARRANTS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO EXISTING STOCKHOLDERS.

The issuance of shares upon conversion of our outstanding preferred stock and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion.

ANTI-DILUTION PROVISIONS OF OUR SERIES C AND SERIES D PREFERRED STOCK COULD RESULT IN DILUTION OF STOCKHOLDERS.

The conversion price of the Series C and Series D Preferred Stock is subject to “full-ratchet” anti-dilution provisions for a period of 12 months following issuance, and weighted average anti-dilution thereafter, so that upon future issuances of our common stock or equivalents thereof, subject to specified exceptions, at a price below the conversion price of the preferred stock, the conversion price will be reduced, further diluting holders of our common stock.

OUR COMMON STOCK MAY BE CONSIDERED A “PENNY STOCK."

The SEC has adopted regulations that generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions.  This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors hereunder to sell their shares.  In addition, since our common stock is traded on the OTCQB, investors may find it difficult to obtain accurate quotations of the stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

THERE ARE RISKS ASSOCIATED WITH OUR STOCK TRADING ON THE OTCQB RATHER THAN A NATIONAL EXCHANGE.

There are significant consequences associated with our stock trading on the OTCQB rather than a national exchange. The effects of not being able to list our securities on a national exchange include:

•	Limited release of the market prices of our securities;
•	Limited news coverage of our Company;

•	Limited interest by investors in our securities;
•	Volatility of our stock price due to low trading volume;

•	Increased difficulty in selling our securities in certain states due to “blue sky” restrictions;
•	Limited ability to issue additional securities or to secure financing.

WE DO NOT INTEND TO PAY CASH DIVIDENDS ON OUR COMMON STOCK. AS A RESULT, STOCKHOLDERS WILL BENEFIT FROM AN INVESTMENT IN THE COMMON STOCK ONLY IF IT APPRECIATES IN VALUE.

We have never paid a cash dividend on our common stock, and do not plan to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance operations and further expand and grow the business, including growth through acquisitions. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. We cannot assure you that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

ITEM 2.                      PROPERTIES.

Our practice is to lease commercial office space for all of our offices. Our headquarters are located in a modern four-story building in Charlotte, North Carolina. As of March 15, 2013, we leases approximately 7,036 square feet of space at that location, under a lease that will expire in March 31, 2018.

 In addition we have offices in:

1.
Winston Salem, North Carolina - lease approximately 2,000 square feet, under a lease that will expire in April 2013. We are currently seeking new office space in the same general area in Winston Salem.

2.	San Diego, California – lease approximately 2,175 square feet, under a lease that will expire in May, 31, 2016

3.	Los Angeles, California – lease approximately 1,851 square feet, under a lease that will expire in April 30, 2015.
4.	Costa Mesa, California – lease approximately 3,000 square feet, under a lease that will expire in May, 19, 2016
5.	We have assumed the lease of Ecological at its present location in New York City that will expire April 30, 2016.
Most of these facilities serve as sales and support offices and vary in size, depending on the number of people employed at that office. The lease terms vary from periods of less than a year to three years and generally have flexible renewal options. We believe that our existing facilities are adequate to meet our current needs.

ITEM 3.                      LEGAL PROCEEDINGS.

As of December 31, 2012, and as of the date of this filing, the Company is not a party to any actual, pending or threatened legal proceeding that management believes could have a material impact to the Company.

ITEM 4.                      MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND REGISTRANT'S ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market information.    Our common stock is traded on the OTCQB under the symbol ‘‘PIMO.’’ The following table sets forth the range of high and low bid prices for the common stock for each of the periods indicated as reported by the OTCQB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

PIMO – Fiscal Year Ending December 31, 2012:	High $	Low $
Quarter Ended
March 31, 2012	1.23	0.45
June 30, 2012	0.98	0.47
September 30, 2012	0.74	0.50
December 31, 2012	0.85	0.55

PIMO – Fiscal Year Ending December 31, 2011:	High $	Low $
Quarter Ended
March 31, 2011	1.02	0.70
June 30, 2011	1.02	0.73
September 30, 2011	0.95	0.66
December 31, 2011	0.95	0.43

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

(b)  Holders.   As of March 7, 2013, there were 244 record holders of our common stock. We believe there are more owners of our common stock whose shares are held by nominees or in street name.

(c)  Dividends.   Holders of our common stock are entitled to receive dividends, as and when declared by our Board of Directors, out of funds legally available therefor, subject to the dividend and liquidation rights of preferred stock issued and outstanding. We have never declared or paid any dividends on common stock, nor do we anticipate paying any cash dividends on common stock in the foreseeable future.

The following table provides information regarding the status of our existing equity compensation plan at December 31, 2012:

Equity Compensation Plan

Plan Category	A Number of securities to be issued upon exercise of outstanding options, warrants and rights	B Weighted-average exercise price of outstanding options, warrants and rights	C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,114,864 (1)	$.84	4,885,136
Equity compensation plans not approved by security holders	0	0	0
Total	5,114,864	$.84	4,885,136

(1)
The Board of Directors approved the 2008 Stock Incentive Plan in May 2008 and the shareholders approved the plan in 2009. The plan reserves 10,000,000 shares of common stock for issuance, and allows the board to issue Incentive Stock Options, non-statutory Stock Options, and Restricted Stock Awards, whichever the Board or the Committee shall determine, subject to the terms and conditions contained in the plan document.  The purpose of the plan is to provide a method whereby selected key employees, selected key consultants, professionals and non-employee directors may have the opportunity to invest in our common stock, thereby giving them a proprietary and vested interest in our growth and performance, and in general, generating an increased incentive to contribute to our future success and prosperity, thus enhancing our value for the benefit of shareholders.  Further, the Plan is designed to enhance our ability to attract and retain individuals of exceptional managerial talent upon whom, in large measure, our sustained progress, growth, and profitability depends.

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

The Annual Report on Form 10-K contains certain statements relating to our future results that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions; interest rate fluctuation; competitive pricing pressures within our market; equity and fixed income market fluctuation; technological change; changes in law; changes in fiscal, monetary regulatory and tax policies; monetary fluctuations as well as other risks and uncertainties detailed elsewhere in the Form 10-K or from time-to-time in our filings with the Securities and Exchange Commission.  Such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” “Premier,” and the “Company,” they refer to Premier Alliance Group, Inc.  “SEC” refers to the Securities and Exchange Commission

Results of Operations - 2012 As Compared to 2011

The result of operations described below includes the Risk/Compliance Solutions segment for the entire years of 2012 and 2011.  The Energy and Sustainability Solutions segment began with the acquisition of Greenhouse Holdings, Inc. on March 5, 2012; hence, operating results for this segment are only included from March 5, 2012 through December 31, 2012.  We acquired Ecological, LLC, also part of our Energy and Sustainability Solutions segment ("ESS"), on December 31, 2012; and accordingly, only the balance sheet accounts have been consolidated and no operating results are included in the financial results for the year ended December 31, 2012.

Total revenue for the fiscal year ended December 31, 2012 was $19,472,000 as compared to $17,946,000 for the fiscal year ended December 31, 2011, a net increase of $1,526,000, or 8.5%.  This net increase is the result of several factors.  During the period March 5, 2012 through December 31, 2012, the ESS segment generated revenue of $2,947,000.  But for the ESS segment, total revenues (for the Risk/Compliance segment) would have been $16,525,000 for the fiscal year ended December 31, 2012 compared to $17,946,000 for the fiscal year ended December 31, 2011, a decrease of $1,421,000 or 8%.  An overview of each of our markets comprising the Risk/Compliance segment is necessary to understand the dynamics of this decrease.

•
Our largest decrease was in the Charlotte market in 2012 versus 2011 where total revenue declined from $10,100,000 in 2011 to $8,009,000 in 2012, a decrease of $2,091,000 or 20.1%.  This market is heavily involved in the financial institutions industry and we anticipated significant Governance, Risk & Compliance (“GRC”) revenue in 2012 based on executed statements of work with large clients that did not materialize as clients continued to defer projects that had been discussed and put in place. We believe this deferral from 2012 agreements in place was largely due to an uncertain political environment and the election year.  However, we did manage the fixed and variable costs of the Charlotte office and the gross and net margins were 21.8% and 15.7%, respectively, for 2012 compared to 24.5% and 19.1% for 2011.  Net contribution from Charlotte decreased by $675,000 on a decrease in sales of $2,091,000.

•
The next largest decrease was in the Kansas City market.  Revenue dropped from $2,800,000 in 2011 to $1,648,000 in 2012, a decrease of $1,152,000 or 41.1%.  The Kansas City market has struggled since the loss of three large customers in early 2011 due to the customers taking their IT operations offshore and in-house, respectively. These customers accounted for $2,500,000 in annual revenue.  The operating loss was reduced from $338,000 in 2011 to $73,000 in 2012, but after much analysis, the decision was made to close the office in Kansas City in September 2012 due to poor future prospects in the market

•
The Winston-Salem market continued its steady growth with revenue at $2,295,000 in 2012 compared to $1,897,000 in 2011, an increase of $398,000 or 21.0%.  The Winston-Salem market showed good growth in all of our service offerings.

•
The San Diego market reported a decrease in revenue from $2,205,000 in 2011 to $1,875,000 in 2012, as a result of less focus and emphasis on pure financial consulting engagements as more emphasis was placed on risk, compliance efforts, which we believe will position us better in 2013.  However, we were successful in managing through this and achieved an increase in overall gross margin from 28.6% in 2011 to 31.1% in 2012 and significantly improved its contribution margin from a negative 4.5% in 2011 to a positive 7.7%, or $144,000, in 2012.

•
The Los Angeles market showed strong growth in all of our service offerings and increased revenue to $2,700,000 in 2012 from $909,000 in 2011.  The Los Angeles market also increased their gross margin from 27.9% to 28.3% from to 2011 to 2012.  The contribution margin from the Los Angeles market increased from 3.8% in 2011, $34,500, to 13.3%, $360,000, in 2012.

•
Importantly and as further discussed below, selling, general and administrative costs for all Risk/Compliance markets discussed above, on a combined basis, decreased from 14.54% of revenue in 2011 to 11.34% of revenue in 2012.

Gross margin (revenue less cost of revenues, defined as all costs for billable staff for the Risk/Compliance Solutions segment and cost of goods for the ESS Solutions segment) increased from $4,688,000 in 2011 to $4,798,000 in 2012, but declined on a percentage basis, from 26.1% in 2011 to 24.6% in 2012 on a company-wide basis.  This improvement of $110,000 in absolute dollars was negatively impacted on a gross margin basis primarily caused by the overall decline in revenue in the Risk/Compliance segment discussed above; gross margin in the Risk/Compliance Solutions segment dropped from 26.1% in 2011 to 24.9% in 2012. The primary drivers of this revenue decline were the Charlotte and Kansas City markets discussed above.  Excluding the Risk/Compliance Solutions segment, the ESS segment only achieved a gross margin of 23.3%.  This is well below management’s targeted gross margin of 30% for this segment.  The Company has spent a great deal of focus and time since the March 5, 2012 acquisition integrating Greenhouse Holdings, Inc., evaluating its revenue targets and streams, operations and key personnel.  As of mid to late fourth quarter, the Company believes it has the business model aligned for optimal growth, as evidenced by the recent execution of over $10,000,000 million in contracts as of March 2013 (already more than three times the entire revenue for 2012).  We acquired Greenhouse Holdings, LLC as a platform for our EES business and are committed to this platform.

Selling, general and administrative (“SG&A”) expenses increased from $5,845,000 and 32.6% of revenue for the fiscal year ended December 31, 2011 to $8,187,000 and 42.0% of revenue for the fiscal year ended December 31, 2012; an increase of $2,342,000 or 40%. Of this increase in 2012, the EES business segment alone accounted for $2,214,000 or 94.5% of the total increase  (discussed below).  But for the SG&A expenses from the EES segment, SG&A expenses would have been $5,973,000 or 30.7% of revenue for the fiscal year ended December 31, 2012 compared to $5,845,000 and 32.6% of revenue for the fiscal year ended December 31, 2011, or an increase of $128,000. It is important to note that all SG&A expenses related to the Company as a whole (executive compensation, all back office accounting, finance, human resources, costs of being a public company, etc.) are recorded in the Risk/Compliance Solutions segment.  To properly evaluate SG&A expenses, an analysis of i) Risk/Compliance Solutions segment SG&A expenses, ii) “corporate” level Risk/Compliance segment SG&A expenses, and iii) EES segment costs must be examined.

i.
On a combined basis, the Risk/Compliance segment markets reduced SG&A expenses from $2,607,000 and 14.5% of revenue in 2011 to $1,874,000 and 11.3% of revenue in 2012, a decrease of $733,000.  This reflects management's emphasis on closely managing market level variable costs.

ii.
“Corporate” SG&A expenses, included in the Risk/Compliance business segment, for 2012 was $4,217,000 and 21.6% of revenue compared to $3,237,000 and 18% of revenue in 2011.  This increase of $980,000 is primarily comprised of i) non-cash charges, ii) non-recurring charges and iii) natural increases from the expansion of the business and our board of directors.

o
Total accounting fees were $227,000 in 2012 compared to $146,000 in 2011.   We had to pay the accounting firm for the completion of the audit of Greenhouse Holdings, Inc. (“GHH”) for the year ending December 31, 2011 in 2012 totaling approximately $48,000 – a nonrecurring cost.  In addition, surrounding the acquisition in March 2012, we engaged the financial advisor used by GHH to assist with the accounting integration, resulting in a nonrecurring cost of $45,000.

o
As discussed above, we acquired Ecological, LLC on December 31, 2012.  As a result of our agreement with a registered investment advisor, we paid $240,000 in referral fees related to this transaction. The referral fee consisted of $120,000 payable in cash and $120,000 payable in stock, with the total referral fee of $240,000 included in our statement of operations as a nonrecurring charge.

o
We continued to seek the best qualified independent Board of Directors for the Company.  In 2012, we added five (5) highly regarded individuals to our Board of Directors.  We have a policy of compensating independent Board of Directors members for their attendance at meetings and for serving on Board of Directors committees, as well as reimbursing out-of-pocket expenses.  Total director fees and expenses were $149,000 in 2012 compared to $75,000 in 2011, an increase of $74,000.  We also compensate Board of Directors members with warrants and options (see discussion immediately below). In 2012 our non-cash stock option / warrant expense was $779,000 compared to $218,000 in 2011, an increase of $533,000 (or 77% of the total corporate SG&A expenses increase between 2011 and

                                        2012). Of this $786,000 expense incurred, $538,000 was directly related to grants to new and existing Board of Directors members.

o
Corporate personnel costs, including payroll taxes and benefits, increased $194,000 from 2011 to 2012 and is primarily attributable to 2012 representing a full year for the Company’s new CFO, Controller and a Business Development professional.

o
Immediately subsequent to the GHH acquisition, our public relations / branding firm was engaged to help integrate GHH / Energy and Sustainability Solutions into our overall corporate presentation.  This one-time cost incurred was $57,000.  We also engaged an IR/PR firm to do a separate campaign for investor awareness.  This onetime cost was $20,000.

o	Professional services – other increased by $22,000 and reflects the additional cost of SEC compliance as in July 2012, the Company had to comply with XBRL mandates to the financial statements.

o	Business insurance increased $35,000 over 2011 to $163,000 and is primarily attributable to coverages associated with the EES business segment.

o
Legal fees were $138,000 in 2012 compared to $88,000 in 2011, an increase of $50,000.  This increase was all associated with one-time legal costs related to the 2012 financings which could not be capitalized, a filing with the SEC to increase the authorized common shares from 45,000,000 to 90,000,000 and the preferred shares from 5,000,000 to 10,000,000, answering inquiries from the California Securities Commission relative to GHH and costs associated with the inquiry by the Depository Trust Company.

i.	In the EES business segment, acquired in March 2012, SG&A expenses totaled $2,096,000 or 71.1% of total EES revenue.

o
This amount is due to a one-time cost incurred for a GHH legal settlement that arose during the acquisition process which was described in the Registration Statement on Form S-4 filed February 6, 2012.  This litigation was settled in late 2012, but resulted in out of pocket legal expenses of $154,000 and a settlement of $199,400 (comprised of $30,000 in cash and $169,400 in Premier stock).

o
GHH also had a number of smaller lawsuits that came forth after the acquisition.  In 2012 we incurred over $50,000 in non-recurring costs in resolving these matters. As of year-end December 31, 2012, we have no outstanding litigation related to GHH.

o	The EES segment engaged a financial advisor to perform a business plan analysis on the Company’s holdings in Mexico. This nonrecurring cost totaled $15,000.

o
Also, with the market opportunity in the government sector, the EES segment engaged a consultant for part of 2012 for DOD research.  This arrangement was completed in October 2012, and this nonrecurring cost totaled $60,000 in 2012.

o	Finally, nonrecurring costs of $36,000 was paid to GHH’s proxy firm to complete the acquisition transaction in March of 2012.

But for the significant lawsuit settlement and other one-time charges, SG&A expenses would  have been $1,581,600 or 53.7% of EES revenue.  We are committed to the EES segment and based on the refinement of the business strategy and recent contract successes, we believe we are well positioned for the next 24 months.

Other income (expense) for 2012 is comprised of the following items, substantially all of which are noncash expenses recorded as a result of FASB ASC requirements.

•
We completed an annual goodwill impairment evaluation for 2012 applying both the Step 1 and Step 2 tests as prescribed by FASB ASC 350. In determining impairment charges, the Company uses various valuation techniques including both the income approach and market approach for each reporting unit. During 2012, the Company recorded a goodwill impairment write-down of $4,378,000 related to its Energy and Sustainability Solutions business segment / reporting unit, which is reflected in the Statement of Operations. After executing the letter of intent for GHH, finalizing the Agreement of Plan and Merger and during the SEC registration statement process, it became necessary, and our Board of Directors approved, secured loans to GHH up to the date of the acquisition, which ultimately totaled $1,030,000.  This was additional consideration to the 7,114,770 shares issued at $0.90 per share in the transaction.  In addition, in calculating goodwill in accordance with FASB purchase accounting rules, GHH had liabilities assumed in excess of assets acquired at the date of acquisition of $1,259,000 which increased the goodwill recorded at date of acquisition.  We moved forward with the transaction as we believe that GHH is the appropriate platform for our Energy and Sustainability Solutions business segment to be developed.  Since the acquisition, management has worked closely with the Energy and Sustainability Solutions business segment to focus and refine its revenue targets and streams, business plan and cross selling opportunities with the Risk/Compliance business segment.  Management believes at this time, that the proper groundwork has now been accomplished and the returns will be achieved in the future.  Based on the Step 1 and Step 2 testing for the EES business segment, with assistance provided by an experienced independent valuation firm, we concluded that a noncash impairment write-down in 2012 of $4,378,000 was appropriate.

•
In 2010 and 2011, respectively, the Company issued Debentures and Series C Preferred Stock with detachable warrants, respectively, that were deemed to be derivative instruments.  We issued 7% Redeemable Convertible Promissory Notes (“Promissory Notes”) on November 16, 2012 which had 750,000 detachable warrants associated directly with the Promissory Notes plus 120,000 detachable warrants that were issued to the registered investment advisor.  On December 26, 2012, we issued our first round of 8% Redeemable Convertible Series D Preferred Stock (“Series D Preferred Stock”); the Promissory Notes were mandatorily converted to Series D Preferred Stock. In conjunction with the issuance of the Series D Preferred  Stock, we issued warrants to purchase an aggregate of 2,348,685 shares of our common stock plus a warrant to purchase the aggregate of 939,467 shares of our common stock to our registered investment advisor. All of the above warrants are considered derivative instruments and must be valued at initial issuance and then adjusted to fair value at each reporting date.  As a result, including the original Debentures and Preferred C warrants, the Company also valued the warrants associated with the Promissory Notes at issuance, conversion into Series D Preferred Stock and the original issuance of the Series D Preferred Stock.  As a result, for the year ended December 31, 2012, we recognized non-cash derivative expense of $1,229,000 related to the market value fluctuation inherent in the valuation of the detachable warrants issued with the various financings aforementioned.

•
As a result of the initial recording of the Promissory Notes described above, we were required to record a debt discount (contra-liability account) at issuance of the Promissory Notes. Inasmuch as the Promissory Notes were mandatorily converted into Series D Preferred Stock only 46 days after their issuance, accounting rules required that the unamortized balance of the debt discount be written off (noncash) and charged to the statement of operations for the year ended December 31, 2012 as interest expense – debt discount in the amount of $354,000 was recorded.

As a cumulative result of the above discussion, loss before income taxes in 2012 was $9,632,000 (comprised of $3,631,000 loss from operations and $6,001,000 loss from total other expense) compared to a loss of $641,000 in 2011.

The effective income tax rate for 2012 was a tax benefit of (1.3%) versus a benefit of (107.0%) in 2011.  The effective tax rate is impacted by “permanent” differences between “book” taxable income and “tax” taxable income, and is primarily due to: i) the book recording of the noncash goodwill impairment write-down of $4,378,000, ii) the book recording of the noncash derivative expense of $1,229,000, iii) the 2012 change in the deferred tax asset valuation allowance of $1,384,000, iv) state taxes, net of federal benefit of ($197,000), and v) noncash stock warrant and option compensation expense of $776,000.

Income taxes were a benefit of $130,000 in 2012 versus a benefit of $686,000 in 2011.  We account for income taxes under FASB ASC Topic 740 “Income Taxes”.  Under FASB ASC Topic 740-10-30,

 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income.  To the extent that the we believe any amounts are not more likely than not to be realized through the reversal of the deferred tax liabilities and future income, we record a valuation allowance to reduce its deferred tax assets.  We made the assessment in the fourth quarter of 2012 that a full valuation allowance for the all deferred tax assets (with the exception of the deferred tax assets directly related to the derivative liability) should be provided based on consideration of the net operating losses for the past two years, the results of the ASC 350 analysis and resulting goodwill impairment charge of $4,378,000 in its Energy and Sustainability Solution business segment and the uncertainty surrounding the potential future integration of expenses associated with the acquisition of Ecological, LLC on December 31, 2012, that it was no longer, at this time, more likely than not that the deferred tax assets would be recoverable.  In accordance with FASB ASC 740, management will continue to monitor the status of the recoverability of deferred tax assets.  Hence, this position substantially reduced the tax benefit otherwise recognizable and resulted in the tax benefit of only $130,000 for 2012.

As a result of the above, we recorded a net loss of $9,502,000 in 2012 compared to net income of $45,000 in 2011.

Net income (loss) available for common stockholders’ is a function of net income (loss) less actual dividends paid on preferred stock, less “deemed dividends” on preferred stock.  Deemed dividends on preferred stock are computed as a non-cash accounting charge upon the issuance of Preferred Stock and are considered to be an “embedded beneficial conversion feature” of which an intrinsic value which must be calculated.  In 2012, two distinct financing activities gave rise to “deemed dividends” on preferred stock. The first relates to the conversion of the Promissory Notes, issued November 16, 2012, upon their mandatory conversion to Series D Preferred Stock on December 26, 2012.  The “embedded beneficial conversion feature” associated with this conversion was $553,000 and was recorded as an increase to the additional paid in capital account and a reduction to retained earnings / accumulated deficit.  The second instance in 2012 relates to the initial issuance on December 26, 2012 of the Company’s Series D Preferred Stock. The “embedded beneficial conversion feature” associated with this conversion was $599,000 and was also recorded as an increase to the additional paid in capital account and a reduction to retained earnings / accumulated deficit. The total “deemed dividends” on preferred stock in 2012 total $1,152,000.  For 2011, for the issuance of the Series C Preferred Stock, the intrinsic value of the beneficial conversion feature was determined to be $1,914,000.  Therefore, taking into consideration net loss / income, the dividends actually paid on the Series B and C Preferred Stock of $321,000 in 2012 and the dividends paid on the Series B Preferred B Stock in 2011 of $44,000, and the “deemed dividends” described above, net loss available for common stockholders’ for 2012 was $(10,975,000) or ($0.78) per share and for 2011 was $(1,913,000), or ($0.24) per share.

Results of Operations - 2011 As Compared to 2010

Total revenue for the fiscal year ended December 31, 2011 was $17,946,000 compared to $17,117,000 for the fiscal year ended December 31, 2010, a net increase of $829,000, or 4.8%.  This net increase is the result of several factors. We acquired Intronics in April 2010 and Q5 in August 2010 and 2011 was the first year of full revenues for each of these reporting units. Q5, based in California, contributed $1,200,000 of the increase in revenue in 2012. Intronics generated $3,200,000 in revenue for the period April 2010 through December 2010; however, in March and May of 2011, Intronics lost three large customers due to the customers taking their IT operations offshore and in-house, respectively, with these customers accounting for $2,500,000 in annual revenue.  Accordingly, Intronics contributed $2,800,000 in revenue for entire year of 2011 compared to $3,200,000 for the eight months ended December 31, 2010, a decrease of $400,000.  On an annualized basis for 2010, Intronics revenue would be $4,300,000, compared to $2,800,000 in 2011, or a decrease of $1,500,000 on an annualized to annualized basis.  This decrease was more than offset by other sources, including the ERMS acquisition made January 1, 2011, which contributed $909,000 for the fiscal year ended December 31, 2011. All other markets remained stable generating improved gross and operating margins.

Gross margin (defined as revenue less cost of revenues – defined as all costs for billable staff) increased from $4,142,000 in the fiscal year ended December 31, 2010 to $4,688,000 in the fiscal year ended December 31, 2011, and improved as a percentage of revenue, growing from 24.2 % to 26.1% on a Company wide basis. This improvement reflects increased penetration in the advisory and consulting business, which produces higher gross margins.  Our legacy business (excluding the Intronics and Q5 acquisitions) also produced improved gross margins, to 26.1% in 2011 versus 24.2 % in 2010, and from a market net operating margin perspective, a contribution of 19.6% versus 18.0% in 2011 over 2010, respectively.

Selling, general and administrative expenses increased $2,027,000 in the fiscal year ended December 31, 2011, from $3,818,000 to $5,845,000.  This increase is attributable to two general factors.  The first is the impact of the selling, general and administrative expense of Q5 and Intronics being incurred for a full year in 2011 versus a part year in 2010.  This accounts for $486,000 for Intronics (acquired April 2010) and $ 442,000 for Q5 (acquired August 2010).  The remainder of the increase of $1,099,000 is directly attributable to expenses incurred at the corporate level, many either first time charges, non-cash charges for stock option and warrant issuances or non-recurring items as the Company was building the platform for its future growth plans, including active acquisition efforts (see GHH acquisition described in detail above).

These first time and/or non-recurring items included the following: i) $152,000 in costs associated with legal fees and warrant issuance expenses incurred in conjunction with our issuance of the Series C Preferred Stock in March 2011, ii) $58,000 in special accounting fees incurred in conjunction with both the Series C Preferred Stock issuance in March 2011 and the GHH acquisition that were not capitalizable under accounting rules, iii) $100,000 paid for consulting services directly related to pre-acquisition due diligence on the GHH acquisition (and other potential acquisition targets, prior to our hiring of a Chief Financial Officer in late October 2011), iv) $70,000 paid to an M&A search consulting firm as a search retainer for potential acquisition opportunities, v) $227,000 onetime cash payments to former acquirees under incentive arrangements, vi) during 2011, as part of our short and long term growth strategy, we committed to building a strong, well versed and recognized independent Board of Directors; accordingly, we instituted a standard program of compensating  each Board of Directors member $2,500 for each Board of Directors meeting, and providing warrants to purchase shares of our common stock as incentives.  During 2011, we were successful in building an independent Board of Directors and paid $40,000 in cash for directors’ attendance at Board of Directors meetings, and incurred non-cash charges of $80,000 for warrants to purchase shares of our common stock issued to our Directors, vii) incidental to the aforementioned process, we engaged a consulting firm to assist us in our search for qualified independent Directors, and compensated that firm in warrants valued at $21,000 to purchase shares of our common stock, viii) pursuant to our acquisition of Q5, we incurred a one-time legal fee in connection with certain non-compete provisions contained in the acquisition agreement of $32,000, ix) during 2011, SEC rules required full compliance with XBRL regulations (complex electronic conversion of all data into a mandated specific SEC electronic format) and we incurred $24,000 in one-time charges for conversion and compliance in these SEC reporting obligations; x) we also incurred $20,000 in fees for press releases and filing fees, and, xi) the Company has made a commitment to investing in its platform for future growth. Accordingly, we also made a significant investment with a public relations and marketing firm to “re-brand” Premier to inform our various markets of Premier’s enhanced capacities in light of its three M&A transactions. The all-in, one-time, cost incurred in 2011 for marketing and branding totaled $259,000.  We also incurred non-cash expense for issuance of stock options as incentive to key employees in 2011 of $109,000. These specific costs outlined above total $1,172,000, and do not include other proactive steps we took during 2011 to enhance our capabilities and our strengths for the future, such as the hiring of a VP of Operations/Controller in May 2011 and the hiring of an experienced Chief Financial Officer in October 2011. The net impact of the above had a significant impact on the loss from operations for the year ended 2011 of $1,320,000 versus income from operations of $246,000 in 2010.

Other income/expense totaled income of $679,000 in 2011 versus a loss of $19,000 in 2011.  Other income expense consisted of the following items in 2011: i) net interest expense of $268,000, comprised primarily of non-cash amortization of debt discount related to the 9% Senior Convertible Debenture issued in May 2010 (these debentures were paid in their entirety as scheduled in November 2011), ii) a non-cash loss on the decline in cash surrender value of the three officer’s life insurance policies held of $55,000 (policies which we hold and are beneficiary to), iii) a complete write-off of the our investment in our Equity Method Investee, Critical Analytics during December 2011 as that company dissolved operations, and we received the final settlement check in January 2012 (the non-cash write-off in the fourth quarter of 2011 was $123,000), iv) we recognized non-cash derivative income of $1,550,000 related to the market value fluctuation inherent in the valuation of the warrants issued in conjunction with the Series C Preferred Stock in March 2011 and the debenture issued in April 2010, v) we analyzed both goodwill and intangible assets in accordance with the applicable accounting literature and recorded a write-down of goodwill of $576,000 and a write-down of intangible assets-customer relationships (related to Intronics discussed above) of $139,000 in 2011, vi) we also had recorded, as part of the initial purchase price allocation in our acquisition of Q5, a liability for future payments of stock and cash based on anticipated earnings levels. These earnings targets were not achieved, so we removed the liability from the books and recorded other income (non-cash) of $363,000.

The above resulted in a net loss before income taxes of $641,000 for 2011 versus income before income taxes of $227,000 in 2010.

The effective income tax rate is calculated as the final calculated tax or tax benefit as a percentage of taxable income and can be significantly impacted by “permanent” differences between taxable income calculated from the GAAP financial statements and the taxable income calculated in accordance with tax laws. This is due primarily to such items as the book recording of the $1,550,000 in derivative income which is not included for income tax purposes, the write-off of the note payable to Q5 into income discussed above for GAAP purposes, but not considered income for the tax return, the change in the GAAP valuation allowance for deferred tax assets which does not impact the tax return, the impairment of goodwill which is not deductible for income tax purposes, and non-cash stock compensation expense recorded by the Company under accounting rules under the Black Sholes method for issuance of options and warrants which is also not deductible for income taxes, the state income taxes, net of the federal benefit and the loss recorded by the Company on the decline in the cash surrender value in officer’s life insurance policies, which is not deductible for income tax purposes.  As a result, the effective income tax rate for 2011 was a tax benefit of 107.0% versus a tax of 34.3% in 2010.

As a result of the Company's tax filing, income taxes are estimated to provide a benefit of $686,000 in 2011 versus an expense of $78,000 in 2010.  This benefit is primary attributable to a current tax benefit for taxes recoverable and deferred tax assets recoverable in future periods, based upon management’s determination, at that time, that such amounts were more likely than not to be realized.

As a result, we recorded net income of $45,000 in 2011 versus $149,000 in 2010.

Net loss available for common stockholders’ for 2011 was $(1,913,000), or $(0.24) per share, as compared to $(125,000), or $(0.02) per share for 2010.  Net income (loss) available for common stockholders’ is a function of net income (loss) less actual dividends paid on preferred stock, less “deemed dividends” on preferred stock.  Deemed dividends on preferred stock are computed as a non-cash accounting charge upon the issuance of the Series C Preferred Stock in March 2011. Deemed dividends are considered to be an “embedded beneficial conversion feature” which has an intrinsic value which must be calculated.  In this instance the intrinsic value (a non-cash item reflected only  as a reclassification within the Stockholder’s Equity accounts) was determined to be $1,914,000.  Therefore, taking into consideration the respective net loss/income, the dividends actually paid on the Series B Preferred Stock of $44,000, and the “deemed dividend” described above, net loss available for common stockholders for 2011 was $(1,913,000), or $(0.24) per share, as compared to $(125,000), or $(0.02) per share for 2010.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amount of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, intangible assets and contingencies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in our consolidated financial statements appearing at the end of the Annual Report on Form 10-K, we believe that the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements and are the most critical to aid you in fully understanding and evaluating our reported financial results.

Revenue Recognition

We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  In general, we record revenue when persuasive evidence of any agreement exists, services have been rendered, and collectability is reasonably assured, therefore, revenue is recognized when we invoice customers for completed services at contracted rates and terms.  Therefore, revenue recognition may differ from the timing of cash receipts.

Valuation of Goodwill and Intangible Assets

Our intangible assets include goodwill, trademarks, non-compete agreements, patents and purchased customer relationships, all of which are accounted for based on Financial Accounting Board Standards (FASB) Accounting Standards Codification (ASC) Topic 350 Intangibles-Goodwill and Other. As

described below, goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated period of benefit, ranging from two to eight years.  Goodwill is tested for impairment by comparing the carrying value to the estimated fair value, in accordance with GAAP. Impairment exists if the carrying amount is greater than its estimated fair value, resulting in a write-down equal to the difference between the carry amount and the estimated fair value. The values recorded for goodwill and other intangible assets represent fair values calculated by accepted valuation methods. Such valuations require critical estimates and assumptions derived from and which include, but are not limited to i) information included in our business plan, ii) estimated cash flows, and iii) discount rates.

Impairment Testing

Our goodwill impairment testing is calculated at the reporting or segment unit level. Our annual impairment test has two steps. The first identifies potential impairments by comparing the fair value of the reporting or segment unit with its carrying value.  If the fair value exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied fair value of goodwill is less than the carrying amount, a write-down is recorded.

The impairment test for the other intangible assets is performed by comparing the carrying amount of the intangible assets to the sum of the undiscounted expected future cash flows. In accordance with GAAP, which relates to impairment of long-lived assets other than goodwill, impairment exists if the sum of the future undiscounted cash flows is less than the carrying amount of the intangible asset or to its related group of assets.

We predominately use discounted cash flow models derived from internal budgets in assessing fair values for our impairment testing.  Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures, and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flows is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair values. In the event that our management determines that the value of intangible assets have become impaired using this approach, we will record an accounting charge for the amount of the impairment.  We also engaged an independent valuation expert to assist us in performing the valuation and analysis of fair values of goodwill and intangibles.

Share-Based Compensation

We account for stock-based compensation based on ASC Topic 718 – Stock Compensation which requires expensing of stock options and other share-based payments (ie, stock warrant issuances) based on the fair value of each stock option/warrant awarded. The fair value of each stock option/warrant is estimated on the date of grant using the Black-Scholes valuation model. This model requires management to estimate the expected volatility, expected dividends, and expected term as inputs to the valuation model.

Fair Value of Financial Assets and Liabilities – Derivative Instruments

We measure the fair value of financial assets and liabilities in accordance with GAAP, which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements.

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities.

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain financial instruments and contracts, such as debt financing arrangements and freestanding common stock warrants with features that are either i) not afforded equity classification, ii) embody risks not clearly and closely related to host contracts, or iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

We estimate fair values of all derivative instruments, such as free-standing common stock purchase warrants, and embedded beneficial conversion features utilizing Level 2 inputs. We use the Black-Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments.  Estimating fair values of derivative financial instruments requires the development of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are volatile and sensitive to changes in our trading market price and the trading market price of various peer companies. Since derivative financial instruments are initially and subsequently carried at fair value, our income will reflect the volatility in these estimates and assumption changes.

Recent Accounting Pronouncements

Since January 1, 2011, there have been several new accounting pronouncements and updates to the Accounting Standards Codification.  Each of these updates has been reviewed by Management who does not believe their adoption has had or will have a material impact on the Company’s financial position or operating results.  The Company early adopted Accounting Standard Update No. 2011-08 – Intangibles – Goodwill and Other (Topic 350) Testing for Goodwill Impairment in 2011.  This update provides that an entity may first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test.  If the qualitative factors outlined in the update are persuasive that it is more likely than not that goodwill has not been impaired, then the two-step test is not required. However, if the qualitative analysis indicates that it is not more likely than not that goodwill has not been impaired, then the requisite two-step tests always required must still be performed.  The early adoption of Accounting Standard Update No. 2011-08 – Intangibles – Goodwill and Other (Topic 350) early adoption of this standard had no impact on the Company’s financial statements for the years ended December 31, 2012 and 2011, respectively.

Executive Compensation Agreements

We have executive compensation agreements with 3 original executives. We own three separate life insurance policies (Flexible Premium Multifunded Life), each with a face amount of $3,000,000. We pay all scheduled monthly premiums and retain all interests in each policy. If an insured employee were to die, we would pay the employee’s designated beneficiary an annual survivor’s benefit of $300,000 per year for 10 consecutive years after the employee’s death.  Effective January 23, 2013, these policies were given as collateral for our line of credit.

Stock Option Plan

We account for stock-based compensation using the provisions of FASB ASC 718.  FASB ASC 718 codification requires companies to recognize the fair value of stock-based compensation expense in the financial statements based on the grant date fair value of the options. We have only awarded stock options since May 2008. All options are approved by the Compensation Committee. We measure the fair value of restricted shares based upon the closing market price of our common stock on the date of grant. Restricted stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method. The fair value of our stock option awards or modifications is estimated at the date of grant using the Black-Scholes option pricing model.

We have changed our presentation and disclosure of stock options and warrants in this Annual Report on SEC Form 10-K for the first time.  Instead of listing the details of each of the Black-Scholes inputs for each stock option and each stock warrant issued listed below, we are providing a tabular format that shows a range for each of the valuation parameters affecting issuance.  We believe this provides a more concise and meaningful presentation.

The following options were issued in 2011 under the 2008 Stock Incentive Plan and valued using the Black-Scholes valuation method with the key inputs varying as follows:

Exercise price	$1.00 - $1.10
Risk free interest rate	1.89% to 3.36%
Volatility	28.0% - 32.7%
Expected Term	10 Years
Dividend yield	None

On January 1, 2011, we issued options to purchase an aggregate of 82,192 shares of our common stock to an individual associated with the purchase of business from ERMS - see Note 1. The options had no vesting schedule, are exercisable at $1.00 per share and expire in 2021. The estimated fair value of the options of $11,959 was included as purchase consideration.

On June 1, 2011, we issued options to purchase an aggregate of 150,000 shares of our common stock to an executive for service. The options had no vesting schedule, are exercisable at $1.10 per share and expire in 2021. The estimated fair value of the options of $63,645 is included in SG&A expenses in the statement of operations for the fiscal year ended December 31, 2011.

On October 24, 2011, we issued options to purchase an aggregate of 200,000 shares of our common stock to our new Chief Financial Officer. The options have a two year vesting schedule, are exercisable at $1.00 per share and expire in 2021. The estimated fair value of the options of $74,440 and these options have a two year vesting requirement and are being expensed over the straight-line method over the two year vesting period and are included in  SG&A expenses for the fiscal year ended December 31, 2011.

On December 30, 2011, we issued options to purchase an aggregate of 100,000 shares of our common stock to four key employees. The options had no vesting schedule, are exercisable at $1.00 per share and expire in 2021. The estimated fair value of the options of $12,550 is included SG&A expenses in the statement of operations for the fiscal year ended December 31, 2011.

The following options were issued in 2012 under the 2008 Stock Incentive Plan and valued using the Black-Scholes valuation method with the key inputs varying as follows:

Exercise price	$0.56 - $1.00
Risk free interest rate	0.60% to 1.15%
Volatility	32.9% - 35.44%
Expected Term	5 Years
Dividend yield	None

On February 10, 2012, we issued options to purchase an aggregate of 82,192 shares of our common stock at an option price of $1.00 per share, which were valued and capitalized in the initial purchase price allocation in the acquisition of ERMS – see Note 1.

On March 14, 2012, we issued options to purchase an aggregate of 75,000 shares of our common stock to three former independent directors of GHH. The options have no vesting period, are exercisable at $1.00 per share and expire in 2017.  The estimated fair value of the options of $15,248 was included SG&A expenses in the statement of operations for the fiscal year ended December 31, 2012.

On March 21, 2012, we issued options to purchase an aggregate of 700,000 shares of our common stock to six employees for services. Options to purchase 400,000 shares of common stock vested immediately, while the remainder vest over two years, are exercisable at $1.00 per share and expire in 2017.  The estimated fair value of all the options is $103,600. The compensation expense related to the options to purchase 400,000 shares of common stock that vest immediately with a total valuation of $59,200 is included in selling, general and administrative expenses in the statement of operations.  50% of the remaining options to purchase 300,000 shares of common stock vest each year for two years.  These options to purchase 300,000 shares of common stock, with a total valuation of $44,400, were being amortized, using the straight-line method from March 2012 through February 2014 at the rate of $5,550 per quarter. However, effective October 1, 2012, 50,000 of these options were terminated.  Therefore, the remaining 250,000 options are being amortized on the straight-line basis through February 2014 at the rate of $4,625 per quarter.

On July 1, 2012, the Company issued options to purchase an aggregate of 200,000 shares of our common stock to six members of the Board of Directors as compensation for board services for the upcoming year. All of these options vest immediately and are exercisable between $0.56 and $0.62 per share and expire in 2017. The variation in the strike price is due to provisions in the 2008 STOCK INCENTIVE PLAN, which provides that if an Incentive Stock Option is issued to an individual who owns, at the time of grant, more than ten percent (10%) of the total combined voting power of all classes of the Company's Common Stock, the exercise price of such Option shall be at least 110% of the Fair Market Value of the Common Stock on the date of grant and the term of the Option shall not exceed five years from the date of grant. This provision applied to Isaac Blech; hence his strike price was $0.62 per share compared the remaining Board members whose strike price was $0.56 per share. The compensation expense related to these options total $33,117 and is included in general and administrative expense.

On July 18, 2012, we issued options to purchase an aggregate of 300,000 shares of our common stock to a new member of the Board of Directors. Options to purchase 150,000 shares of our common stock vested immediately, while the remainder vest ratably over three years, are exercisable at $0.65 per share and expire in 2017. The estimated fair value of these options is $58,350.  The compensation expense related to the options to purchase 150,000 shares of common stock that vest immediately with a total valuation of $29,175 is included in SG&A expenses in the statement of operations. The remaining options, with a total valuation of $29,175, are being amortized using the straight-line method from August 2012 through July 2015 at a rate of $810 per month.

       On August 14, 2012, we issued options to purchase an aggregate of 300,000 shares of our common stock to an additional new member of the Board of Directors. Options to purchase 150,000 shares of our common stock vested immediately, while the remainder vest ratably over three years, are exercisable at $0.65 per share and expire in 2017. The estimated fair value of these options is $60,630.  The compensation expense related to the options to purchase 150,000 shares of common stock that vest immediately with a total valuation of $30,315 is included in SG&A expenses in the statement of operations. The remaining options, with a total valuation of $30,315, are being amortized using the straight-line method from September 2012 through August 2015 at a rate of $842 per month.

On December 1, 2012, we issued options to purchase an aggregate of 50,000 shares of our common stock to a new key member of management.  These options vest immediately, are exercisable at $0.80 per share and expire in 2017.  The estimated fair value of these options is $5,525 and is included in SG&A expenses.

On December 31, 2012, we issued options to purchase an aggregate of 200,000 shares of our common stock to an officer of the Company.  These options vest immediately, are exercisable at $0.78 per share and expire in 2017.  The estimated fair value of these options is $48,020 and is included in SG&A expenses.

On December 31, 2012, we issued options to purchase an aggregate of 100,000 shares of our common stock to a key employee of the Company.  These options vest immediately, are exercisable at $0.78 per share and expire in 2017.  The estimated fair value of these options is $24,010 and is included in general and administrative expense.

On December 31, 2012, we issued options to purchase an aggregate of 1,300,000 shares of our common stock to Centurion Holdings, LLC.  Centurion Holdings, LLC is controlled by Joseph J. Grano, Jr. who was awarded these options upon becoming Chairman of the Board of Directors of the Company. These options vest immediately, are exercisable at $0.76 per share and expire in 2017.  The estimated fair value of these options is $304,070 and is included in SG&A expenses.

Warrants

The following warrants were issued in 2011 and valued using the Black-Scholes valuation method with the key inputs varying as follows:

Exercise price	$0.77 - $1.10
Risk free interest rate	0.94% to 2.99%
Volatility	28.0% - 29.8%
Expected Term	5 Years
Dividend yield	None

In connection with the Series C Convertible Preferred Stock issued on March 3, 2011,  we issued warrants to purchase an aggregate of 7,142,856 shares of our common stock at an exercise price of $0.77 per share..  The fair market value of these warrants was charged to additional paid-in capital as a cost of the equity raise.  Additionally, pursuant to the Series C Convertible Preferred Stock offering, we issued a warrant to purchase an aggregate of 714,285 shares of our common stock to the investment bank at an exercise price of $0.77 per share, and warrants to purchase 330,000 and  30,000 shares of our common stock, respectively, with an exercise price of $.077 per share, to two consultants directly related to the offering. The warrant to purchase an aggregate of 330,000 shares of our common stock was issued for services to an individual who subsequently became a Director. The warrants to purchase an aggregate of 8,217,141 of our common stock was valued at the fair market value of the warrants at the issuance date of $2,031,277 and recorded as a derivative liability.  Please see the full discussion in the section above entitled “Series C Convertible Preferred Stock”

  On March 3, 2011, we issued a warrant to purchase an aggregate of 240,000 shares of our common stock to a Director for services.  The warrants are exercisable at $0.77 and expire on March 3, 2016. The grant date estimated fair value of the options of $59,328 is included in SG&A expenses on the statement of operations.

On May 2, 2011, we issued a warrant to purchase an aggregate of 50,000 shares of our common stock to a consultant for services related to investor relations/public relations. The warrants are exercisable at $1.10 and expire on May 2, 2016. The grant date estimated fair value of the options of $12,740 is included in SG&A expenses on the statement of operations.

On June 1, 2011, we issued a warrant to purchase an aggregate of 33,000 shares of our common stock to a consultant for services related to a Director search for the Board of the Company. The warrants are exercisable at $1.10 and expire on June 1, 2016. The grant date estimated fair value of the options of $8,329 is included in SG&A expenses on the statement of operations.

On June 10, 2011, we issued a warrant to purchase an aggregate of 50,000 shares of our common stock to each of our five independent Directors for board service.. The warrants are exercisable at $1.05 and expire on June 10, 2016. The grant date estimated fair value of the options of $71,200 is included in SG&A expenses on the statement of operations.

On September 16, 2011, we issued a warrant to purchase an aggregate of 100,000 shares of our common stock to a new member of the Board of Directors. The warrants are exercisable at $1.05 and expire on September 16, 2016. The grant date estimated fair value of the options of $8,490 is included in SG&A expenses on the statement of operations.

                On March 5, 2012, contemporaneously with the acquisition of GHH, holders of GHH warrants received the immediate right to receive warrants of Premier.  Each GHH option and warrant was replaced by a Premier warrant for the number of shares of Premier common stock that a GHH warrant holder would have received if the GHH warrant had been exercised in full to immediately prior to the merger, based on the exchange ratio calculated without regard to any warrants, and excluding any adjustment resulting from ‘‘price anti-dilution’’ provisions. The aggregate exercise price of the Premier warrant was the same as that of the GHH warrant being replaced. For example, an option to purchase 1,000 GHH shares of common stock at $2.00 per share would be converted into an option to purchase a minimum of 140 Premier shares of common stock at approximately $14.33 per share. If the actual calculation would result in a fraction of a share, the same will be rounded up to a whole share.  Pursuant to this provision of the Agreement and Plan of Merger, GHH warrants to purchase 1,822,567 shares of common stock were converted to Premier warrants to purchase 300,663 shares of our common stock with an average exercise price of $14.65 with varying expiration dates.  In November 2012, 44,911 of these warrants were cancelled and 13,301 shares of common stock were issued. The strike price for all these warrants is significantly in excess of the fair market price of the stock and such warrants were determined to have de-minimis value at the time of the merger.

The following warrants were issued in 2012 and valued using the Black-Scholes valuation method with the key inputs varying as follows:

Exercise price	$0.80 to $1.10
Risk free interest rate	.63% to 1.22%
Volatility	32.6% to 35.44%
Expected term	4.75 to 5 years
Dividend yield	None

On March 14, 2012, we issued warrants to purchase an aggregate of 33,000 shares of our common stock to a consultant for services related to a Director search for the Board of Directors. The warrants are exercisable at $1.10 and expire on March 14, 2017. The grant date estimated fair value of the warrants is $5,858, and is included in SG&A expenses on the statement of operations.

On March 20, 2012, we issued warrants to purchase an aggregate of 67,000 shares of our common stock to a consultant for services as a success fee related to a Director search for the Board of Directors. The warrants are exercisable at $1.10 and expire on March 20, 2017. The grant date estimated fair value of the warrants is $8,958, and is included in SG&A expenses on the statement of operations.

On March 21, 2012, we issued warrants to purchase an aggregate of 250,000 shares of our common stock to a new member of the Board of Directors. The warrants vest as follows: (i) warrants to purchase 100,000 shares of our common stock immediately, (ii) warrants to purchase 50,000 shares of our common stock on March 21, 2013, (iii) warrants to purchase 50,000 of our common stock on March 21, 2014, and, (iv) warrants to purchase 50,000 shares of our common stock on March 21, 2015. The warrants are exercisable at $0.80 and expire on March 21, 2017. Compensation expense related to these warrants will be recognized according to the vesting schedule, with the expense related to the immediately vested warrants to purchase 100,000 shares of our common stock of $20,200 recorded in the statement of operations.   The warrants vesting annually from March 2013 through March 2015 are being expensed annually on a straight line basis, with each annual award being expensed monthly at $842, or $2,526 per quarter. The grant date estimated total fair value of the warrants described above and the straight line amortization of the options over the vesting period are included in SG&A expenses on the statement of operations as described above.

On March 21, 2012, we issued warrants to purchase an aggregate of 150,000 shares of our common stock each to two members of the Board of Directors for board services related to merger and acquisition and investor relations activity. The warrants vest immediately, are exercisable at $1.00 and expire on March 21, 2017. The grant date estimated fair value of the warrants is $44,400 and is included in  SG&A expenses on the statement of operations.

On May 4, 2012, we issued warrants to purchase an aggregate of 400,000 shares of our common stock to a Director for assuming additional responsibilities as Vice Chairman of the Board of Directors. The warrants vest immediately, are exercisable at $0.80 and expire on May 4, 2017. The grant date estimated fair value of the warrants is $54,360, and is included in SG&A expenses on the statement of operations.

On July 10, 2012, we issued warrants to purchase an aggregate of 50,000 shares of our common stock to our investment relations firm as compensation. The warrants vest immediately, are exercisable at $0.80 and expire July 10, 2017. The grant date estimated fair value of the warrants is $5,085, and is included in is included in SG&A expenses on the statement of operations.

On August 14, 2012, we issued warrants to purchase an aggregate of 67,000 shares of common stock to a consultant for services as a success fee related to a Director search for the Board of Directors. The warrants vest immediately, are exercisable at $1.00 and expire August 14, 2017. The grant date estimated fair value of the warrants is $13,541, and is included in SG&A expenses on the statement of operations.

In connection with the 7% Redeemable Convertible Promissory Notes issued on November 16, 2012, we issued warrants to purchase an aggregate of 750,000 shares of our common stock. We accounted for the initial issuance of these 7% Redeemable Convertible Promissory Notes in accordance with FASB ASC Topic 470-20 “Debt with Conversion and Other Options”.  Due to the full-ratchet anti-dilution protection in the warrants, they are considered to be derivative instruments. As such, the fair value of the warrants directly associated with the 7% Redeemable Convertible Promissory Notes at date of issuance of $117,825 was recorded as a derivative liability, the relative fair value of such warrants of $101,828 was charged to debt discount and the remainder of $15,997 was charged to derivative expense. Additionally, the fair value of the 120,000 placement warrants, $18,852, associated with the issuance was also recorded as a derivative liability with an offset to deferred financing costs.

In connection with the Series D 8% Redeemable Convertible Preferred Stock issued on December 26, 2012, we issued a warrant to purchase an aggregate of 2,348,685 shares of our common stock to investors and a warrant to purchase an aggregate of 939,467 shares of our common stock to the placement agent.  These warrants are recorded as a derivative liability with an offsetting charge to additional paid in capital and deferred tax asset.

Employee Benefit Plan

We have a 401(k) plan that covers substantially all employees. Plan participants can make voluntary contributions of up to 15% of compensation, subject to certain limitations, and we match a portion of employee contributions. Total contributions to the plan for the years ended December 31, 2012 and 2011 were approximately $22,925 and $37,023 respectively, not including forfeitures that are applied to the contributions by the Company.

Financial Condition and Liquidity

As of December 31, 2012, we had cash and cash equivalents of $4,471,102, an increase of $1,419,695 from the prior year.  We continue to use our revolving line of credit to fund operations and increased our end of year balance by $351,000 over the prior year balance.  As of December 31, 2012 our available borrowings under our revolving line of credit were $406,000. Working capital at December 31, 2012, was $3,627,450, representing a decrease of $754,000 compared to December 31, 2011.  This net decrease of $754,000 in working capital is the result of a number of factors: i) a reduction in income tax receivable of $113,000 in 2012 as this was collected, ii) a reduction in convertible notes receivable and deferred issuance costs of $1,030,000 in 2012, as these amounts related to loans to GHH and deferred stock issuance costs which went away at acquisition March 5, 2012, iii) a net increase in costs and estimated earnings over billings of $196,000 in 2012, as % of completion accounting started only subsequent to the GHH acquisition, iv) an increase in current portion of long-term debt of $125,000, almost solely related to a GHH facility in California which will be re-financed in 2013, v) $656,000 in accounts payable, again almost solely related to the acquisition of GHH and its subsidiary companies, and vi) and increase in accrued expenses of $318,000, which is primarily attributable to the accrual of a GHH litigation settlement discussed above. Non-current liabilities of $2,470,930 are comprised of a book liability related to the current valuation of outstanding warrants considered a derivative liability of $2,385,930 with the balance of 85,000 representing a deferred tax liability.  Shareholders’ equity as of December 31, 2012, was $17,455,398 (which represents 73% of total assets) compared to $7,389,599 at December 31, 2011 and 71% of total assets.

During the year ended December 31, 2012, net cash used in operating activities was $3,362,000 and was primarily attributable to: i) the net loss of $9,502,000, offset by, ii) depreciation and amortization of $243,000, iii) write-off of debt discount of $354,000, iv) non-cash expenses for stock warrant and options issued of $779,000, v) non-cash charge for impairment of goodwill of $4,378,000, vi) non-cash derivative expense of $1,229,000, vii) non-cash charge for stock issued for services of $120,000 to a registered investment advisor as referral fees for the Ecological transaction, and viii) a decrease in income taxes receivable of $110,000. These sources were offset by a decrease in deferred income taxes of $130,000, an increase in accounts receivable of $274,000, an increase in costs and earnings in excess of billings of $225,000, and increase in prepaid expenses of $25,000, a decrease in accounts payable and accrued expenses of $317,000 (as we used a substantial portion of the proceeds of the issuance of the 7% Promissory Note to pay down accounts payable), and a decrease in billings in excess of costs and estimated earnings of $136,000.

Cash used in investing activities of $2,292,000 for the year ended December 31, 2012 was primarily comprised of the following: i) $2,000,000 for the acquisition of Ecological, LLC on December 31, 2012, ii) the incurrence of deferred stock issuance costs related to the company issuance of common stock in the acquisition of GHH in the amount of $193,000, iii) the issuance of convertible secured promissory notes to GHH in the amount of $195,000 in early 2012 (see discussion of the GHH acquisition above and the realization of these notes as a reduction in the consideration of the purchase consideration of GHH) and the assumption of $107,000 in cash in the GHH acquisition.

Cash provided from financing activities of $7,073,000 for the year ended December 31, 2012 was comprised primarily of the following: i) the issuance of the Series D Preferred Stock in December 2012, with net proceeds of $6,235,000, ii) issuance of 7% Promissory Notes in November 2012 resulting in net proceeds of $636,000 (these notes were mandatory converted to Series D Preferred Stock upon their issuance in December 2012), and net proceeds from borrowings on the Company’s revolving line of credit of $351,000. These sources were offset by $37,000 in transaction costs paid on financing transactions and $119,000 in net payments on long-term debt.

The following table represents the company’s most liquid assets:

	2012	2011
Cash and cash equivalents	$4,471,102	$3,051,407
Marketable securities	31,107	30,854
Investment in cost method investee	100,000	100,000
	$4,602,209	$$3,182,261

Effective January 23, 2013, we and our financial institution entered into a loan modification under its current line of credit. We incurred $8,275 in deferred loan costs with this modification.  All terms remain the same with the maturity date extended to until July 19, 2013, as negotiations continue to increase the line of credit and the advance rate. The current line of credit is limited to a borrowing base of 75% of eligible receivables or $1,500,000.

On December 26, 2012, we closed a private placement financing from the initial sale of 7,046 shares of its 8% Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) to accredited investors resulting in net proceeds of $6,234,900. $2,000,000 of these net proceeds was used in the Ecological acquisition.  Additionally, on January 25, 2013, we closed an additional private placement financing from the sale of 3,955 shares of its Series D Preferred Stock to accredited investors resulting in net proceeds of $3,557,950.  Finally, on February 26, 2013, we completed the final closing on our Series D Preferred Stock offering to accredited investors resulting in net proceeds of $1,894,200.  The two previously described closings in 2013 (totaling $5,452,150), combined with cash on hand at December 31, 2012 ($4,471,102) and available borrowings on our revolving line of credit and funds from operations are anticipated to meet our cash needs for operations at least through mid-fiscal 2014.

We will need to raise additional funds in order to fund future business acquisitions. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders will likely experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow. If we are unable to obtain additional financing, we will be required to further curtail our plans to acquire additional businesses.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

Outlook

Our priority is to continue to build depth in the range of services and solutions we offer by building “areas of expertise and knowledge and increased industry specific knowledge.” We believe that achieving this goal will require a combination of merger activity and organic growth. This will in part depend on continued improvement in the U.S. business market.

With our focus on capabilities related to the Energy and Financial Service (specifically risk, regulatory and compliance) verticals, we must continue to adjust to the rapid change being driven by the evolving Energy sector as well as the ongoing wave of regulatory change affecting all industries.  Both areas continue to increase in importance and are tied to key priority initiatives for most businesses.

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

Contractual Obligations

As of December 31, 2012, our contractual obligations consisted of the following lease and other contractual obligations:

2013	$539,297
2014	$359,310
2015	$313,757
2016	$228,282
2017	$235,374

The leases cover office premises and leased vehicles.  Of these leases a total of $52,146 is allocated for vehicle leases and $1,565,652 is for office premises. Non-cancellable contracts with talent acquisition search engines account for $58,222 of the obligations.  The above schedule of contractual obligations does not include dividends on preferred stock as they have not been declared, we have the option of paying the dividends in cash or our common stock at our discretion. We have several employment agreements in place with key management which are in the normal course and have not been included in the above table.

As described above, we have a loan agreement for a line of credit with a financial institution providing for a maximum line of credit of $1,500,000. On January 23, 2013, we entered into a loan modification under our line of credit under the same terms and conditions.  The loan modification extended the maturity date to until July 19, 2013, as negotiations continue to increase the line of credit and the advance rate. We paid $8,275 in loan fees and expenses associated with this modification. Outstanding borrowings under this line of credit were $1,094,263 and $743,000, at December 31, 2012 and 2011, respectively.

Off-Balance-Sheet Arrangements

The 7% Series B Convertible Preferred Stock accrues 7 percent per annum dividends. The dividends began accruing April 30, 2010, and are cumulative.  Dividends are payable annually in arrears.  At December 31, 2012, $56,840 of dividends has accrued on these shares, respectively.  However, they are unrecorded on the Company’s books until declared. On January 28, 2013, we declared dividends on our Convertible Series B Preferred Stock and we paid the dividends in shares of our common stock.  On February 1, 2013, we issued 71,050 shares of our common stock to the 7% Series B Convertible Preferred Stockholders.

The 7% Series C Convertible Preferred Stock accrues 7 percent per annum dividends. The dividends began accruing March 3, 2011, and are cumulative.  Dividends are payable annually in arrears. At December 31, 2012, $350,000 of dividends has accrued on these shares. However, they are unrecorded on our books until declared. On January 28, 2013, we declared dividends on our 7% Series C Convertible Preferred Stock and we paid the dividends in shares of our common stock.  On February 1, 2013, we issued 437,500 shares of our common stock to the 7% Series C Convertible Preferred Stockholders.

As of December 31, 2012, and during the prior year then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Preferred Stock

           On April 30, 2010, we issued 520,000 shares of 7% Series B Convertible Preferred Stock in a private placement (the “April Private Placement”).  The holders of shares of 7% Series B Convertible Preferred Stock are entitled to receive a 7 percent annual dividend until the shares are converted to common stock.  In conjunction with  the sale of the 7% Series B Convertible Preferred Stock we issued warrants entitling the holder to purchase shares of our common stock at an exercise price of $ 0.77 per share.  The warrants are immediately exercisable and have a term of five years. On May 24, 2010, we issued an additional 440,000 shares of 7% Series B Convertible Preferred Stock pursuant to the April Private Placement. On December 6, 2010, we issued an additional 240,000 shares of 7% Series B Convertible Preferred Stock pursuant to April Private Placement.

On March 1, 2011, we designated 2,500,000 shares of our preferred stock as 7% Series C Convertible Preferred Stock; $.001 par value per share (“Series C Preferred Stock”), each share of Series C Preferred Stock is priced at $2.10 and includes 3 warrants at an exercise price of $0.77 which expire in 5 years. The Series C Preferred Stock (a) is convertible into three shares of common stock, subject to certain adjustments, (b) pays 7 percent dividends per annum, payable annually in cash or shares of common stock, at our option, and (c) is automatically converted into common stock should the price of our common stock exceed $2.50 for 30 consecutive trading days. On March 3, 2011, we closed an offering of our Series C Preferred Stock.  We sold 2,380,952 shares of Series C Preferred Stock and warrants to purchase an aggregate of 7,142,856 shares of our common stock for gross proceeds of $5,000,000. We targeted these proceeds for the sole purpose of strategic acquisitions.

On December 26, 2012, we closed an offering of Series D 8% Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) to accredited investors. We sold 7,046 shares of our Series D Preferred Stock and issued warrants to purchase an aggregate of 2,348,685 shares of our common stock at an exercise price of $ 1.125 per share, for gross proceeds of $7,046,000.  In connection with the sale of these securities, $704,600 was paid and a warrant to purchase an aggregate of 939,467 shares of our common stock was issued, with an exercise price of $ 1.125 per share, to a registered broker. In addition, $100,000 and $6,500 in legal and escrow fees were paid. We received net proceeds of $6,234,900.  We used $2,000,000 of these proceeds for the acquisition of Ecological, LLC, which closed on December 31, 2012.  We targeted the balanc of the proceeds for working capital and future mergers and acquisitions.

Also on December 26, 2012, the 7% Redeemable Convertible Promissory Notes issued on November 16, 2012 became mandatorily convertible into Series D Preferred Stock.  This resulted in the issuance of an additional 750 shares of Series D Preferred Stock.

On January 25, 2013, we closed an additional private placement financing from the sale of our Series D 8% Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) to accredited investors. We sold 3,955 shares of our Series D Preferred Stock and issued warrants to purchase an aggregate of 1,318,363 shares of our common stock at an exercise price of $1.125 per share, for gross proceeds of $3,955,001. In connection with the sale of these securities, $395,500 was paid and a warrant to purchase an aggregate of 527,334 shares of our common stock with an exercise price of $1.125 per share was issued to a registered broker. In addition, blue sky filing fees of $1,550 were incurred.  We received net proceeds of $3,557,951 relating to the January 25, 2013 sale of the Series D Preferred Stock.

On February 26, 2013, we closed the final private placement financing from the sale of our Series D Preferred Stock to accredited investors. We sold 2,125 shares of our Series D Preferred Stock and issued warrants to purchase an aggregate of 708,344 shares of our common stock at an exercise price of $ 1.125 per share, for gross proceeds of $2,125,000. In connection with the sale of these securities, $212,500 was paid and a warrant to purchase an aggregate of 283,334 shares of our common stock at an exercise price of $ 1.125 per share was issued to a registered broker. In addition, legal fees of $18,300 were incurred.  We received net proceeds of $ 1,894,200 relating to the February 26, 2013 sale of the Series D Preferred Stock.  The net proceeds of both the January 25, 2013 and the February 26, 2013 closings are targeted for working capital and future mergers and acquisitions.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, including notes and the report of our independent accountants, can be found at page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 26, 2012,  we (1) retained Cherry Bekaert LLP (“CB”), formerly named Cherry, Bekaert & Holland, L.L.P., as our independent accountant responsible for auditing our financial statements for fiscal year 2012 and (2) dismissed Scharf Pera & Co., PLLC (“Scharf Pera”) as our independent accountant responsible for auditing its financial statements, effective at the completion of the 2011 audit and 10K filing.

Scharf Pera’s report on our financial statements for either of the past two fiscal years, did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles.

The decision to dismiss Scharf Pera and retain CB was proposed by the audit committee and approved by our Board of Directors without dissent. The decision to engage CB and dismiss Scharf Pera was based on the Company’s desire to engage a larger firm to provide the additional depth of resources which the Company felt was necessitated by its rapid growth and expansion into additional markets.

During the two most recent fiscal years and through the date of dismissal, we had no disagreements, whether or not resolved, with Scharf Pera on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Scharf Pera’s satisfaction, would have caused Scharf Pera to make reference to the subject matter of the disagreement in connection with its report. There were no events otherwise reportable under Item 304(a)(1)(iv) of Regulation S-B.

During our two most recent fiscal years, we did not consult CB regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were effective at December 31, 2012.

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

We have in place controls for financial process and reporting that encompass the following: (a) use of an automated financial system with built in controls and balance points, (b) fully documented compliance and audit processes for the operations team, (c) segregation of duties, (d) daily and monthly reconciliation/balance and audit points, (e) established review points with external accounting / auditors and SEC counsel, (f) review points by management for all unique or key financial transactions/activity, and (g) a Code of Ethics guiding activity of all employees.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the Chief Executive Officer, concluded that as of December 31, 2012 our internal control over financial reporting was effective and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended December 31, 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our definitive proxy statement relating to our 2012 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 11.                      EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive proxy statement relating to our 2012 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive proxy statement relating to our 2012 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive proxy statement relating to our 2012 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement relating to our 2012 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

The following exhibits are filed as a part of, or incorporated by reference into, this report.

No.	Description

2.1(a)	Agreement and Plan of Merger dated December 1, 2011 and exhibits thereto (incorporated by reference to exhibit 2.1(a) to the registration statement on Form S-4, filed on December 2, 2011).

2.1(b)	Escrow Agreement dated December 1, 2011 (incorporated by reference to exhibit 2.1(b) to the registration statement on Form S-4, filed on December 2, 2011).

3.1	Certificate of Incorporation filed with the state of Delaware on June 21, 2011. (incorporated by reference to exhibit 3.1 to Form 10-K of the Registrant filed with the Commission on March 30, 2012).

3.2	Restated and amended bylaws (incorporated by reference to exhibit 3.1 to Form 8-K of the registrant filed with the Commission on February 1, 2011).

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

4.3
Certificate of designations, powers, preferences and other rights and qualifications of the Series D redeemable convertible preferred stock (incorporated by reference to exhibit 4.1 to current report on Form 8-K/A of the registrant filed with the Commission on January 31, 2013)

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

10.9   Secured Promissory Note by and among GreenHouse Holdings, Inc. (“Borrower”) and Premier Alliance Group, Inc., dated March 5, 2012, in the maximum principal amount of $1,000,000 (incorporated by reference to Exhibit 10.9 of Form 10-K to the registrant filed with the Commission on March 30, 2012).

10.10
Security Agreement by and among GreenHouse Holdings, Inc. and Premier Alliance Group, Inc. (“Secured Party”), dated March 5, 2012 (incorporated by reference to Exhibit 10.10 to Form 10-K of the registrant filed with the Commission on March 30, 2012).

10.11	Lease Agreement between Bissell Porter Siskey, LLC and the Company (filed herewith).

14.1	Code of ethics (incorporated by reference to exhibit 14.1 to Form 10-KSB of the registrant filed with the Commission on March 31, 2005).

21	Subsidiaries of the Registrant (filed herewith).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350). (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350). (filed herewith).

32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (filed herewith).

32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (filed herewith).

101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.
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

PREMIER ALLIANCE GROUP, INC.

Date: March 29, 2013	By:	/s/ Mark S. Elliott
Mark S. Elliott, President, Chief Executive Officer
Date: March 29, 2013	By:	/s/ Larry W. Brumfield
Larry W. Brumfield, Chief Financial Officer and Principal Accounting Officer

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: March 29, 2013	By:	/s/ Mark S. Elliott
Mark S. Elliott, CEO, President, Director
Date: March 29, 2013	By:	/s/ Joseph J. Grano, Jr.
Joseph J. Grano, Jr., Chairman, Director
Date: March 29, 2013	By:	/s/ Isaac Blech
Isaac Blech, Director
Date: March 29, 2013	By:	/s/ Kevin T. Carnahan
Kevin T. Carnahan, Director
Date: March 29, 2013	By:	/s/ John Catsimatidis
John Catsimatidis, Director
Date: March 29, 2013	By:	/s/ Wesley Clark
Wesley Clark, Director
Date: March 29, 2013	By:	/s/ Patrick J. Kolenik
Patrick J. Kolenik, Director
Date: March 29, 2013	By:	/s/ Gregory C. Morris
Gregory C. Morris, Director
Date: March 29, 2013	By:	/s/ Seymour Siegel.
Seymour Siegel, Director
Date: March 29, 2013	By:	/s/ Cary W. Sucoff
Cary W. Sucoff, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Premier Alliance Group, Inc. and subsidiaries
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheet of Premier Alliance Group, Inc. and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended.  The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP

Charlotte, North Carolina
April 1, 2013

(F-1)

                                                                                                                                Scharf Pera & Co., PLLC
Certified Public Accountants
4600 Park Road
Suite 112
Charlotte, North Carolina 28209
704-372-1167

Audit Committee
Premier Alliance Group, Inc.
Charlotte, North Carolina

INDEPENDENT AUDITORS’ REPORT

We have audited the accompanying balance sheet of Premier Alliance Group, Inc. as of December 31, 2011, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Premier Alliance Group, Inc. is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Alliance Group, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Scharf Pera & Co., PLLC

Charlotte, North Carolina
May 10, 2012

(F-2)

PREMIER ALLIANCE GROUP, INC.
BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

ASSETS
	2012	2011

CURRENT ASSETS:
Cash	$4,471,102	$3,051,407
Accounts receivable	2,689,724	2,184,873
Marketable securities	31,107	30,854
Income tax receivable	--	113,102
Convertible notes receivable	--	834,814
Deferred issuance costs	--	196,032
Costs and estimated earnings in excess of billings	361,858	--
Deferred tax asset	--	337,000
Prepaid expenses and other current assets	142,668	95,143

Total current assets	7,696,459	6,843,225

PROPERTY AND EQUIPMENT - at
cost less accumulated depreciation	540,570	79,768

OTHER ASSETS:
Goodwill	13,153,497	2,317,778
Intangible assets – net	1,155,949	274,179
Investment in equity-method investee	--	54,842
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers' life insurance	365,830	352,035
Deferred income tax	921,000	407,000
Deposits and other assets	62,032	14,854

Total other assets	15,758,308	3,520,688

TOTAL ASSETS	$23,995,337	$10,443,681

(F-3)
See Notes to Financial Statements

LIABILITIES AND STOCKHOLDERS' EQUITY
	2012	2011

CURRENT LIABILITIES:
Note payable	$1,094,263	$743,000
Current portion of long-term debt	175,785	52,337
Accounts payable	1,397,837	742,046
Billings in excess of costs and estimated earnings	165,865
Accrued expenses	1,235,259	924,499

Total current liabilities	4,069,009	2,461,882

NONCURRENT LIABILITIES:
Long-term debt – net of current portion	--	10,281
Derivative liability	2,385,930	552,919
Deferred tax liability	85,000	29,000

Total noncurrent liabilities	2,470,930	592,200

COMMITMENTS AND CONTINGENCIES	0	0

STOCKHOLDERS' EQUITY:
Preferred stock, $001 par value, 4,985,000 and 0 shares authorized at December 31, 2012 and 2011, respectively, no shares issued or outstanding Class B convertible preferred stock,	--	--
no liquidation preference
$.001 par value, 2,000,000 shares authorized,
1,160,000 shares issued and outstanding	1,160	1,160
Class C convertible preferred stock, $.001 par
value, 2,500,000 shares authorized, 2,380,952
shares issued and outstanding	2,381	2,381
Class D convertible preferred stock, $.001 par value, 15,000 shares authorized, 7,796 shares issued and outstanding at December 31, 2012	8	--
Common stock, $.001 par value, 90,000,000
shares authorized, 22,331,687 and 8,146,325 shares
issued and outstanding	22,332	8,146
Additional paid-in capital	31,601,652	10,574,998
Accumulated deficit	(14,172,135)	(3,197,086)

Total stockholders’ equity	17,455,398	7,389,599

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,995,337	$10,443,681

(F-4)
See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

NET REVENUES	$19,472,015	$17,946,089

OPERATING EXPENSES:
Cost of revenues	14,673,811	13,257,891
Selling, general and administrative	8,186,511	5,844,824
Depreciation and amortization	242,650	163,375

Total operating expenses	23,102,972	19,266,090

LOSS FROM OPERATIONS	(3,630,957)	(1,320,001)

OTHER INCOME (EXPENSE):
Interest expense, net	(86,040)	(38,088)
Interest expense – debt discount	(353,656)	(256,949)
Gain (loss) on marketable securities	1,208	(3,579)
Officers' life insurance income (loss)	13,795	(55,368)
Equity in net loss of equity-method investee	--	(122,698)
Derivative income (expense)	(1,228,644)	1,550,008
Goodwill impairment	(4,378,182)	(576,297)
Intangibles impairment	--	(139,059)
Other income, net	30,695	320,883

Total other income (expense)	(6,000,824)	678,853

LOSS BEFORE INCOME TAXES	(9,631,781)	(641,148)

INCOME TAX BENEFIT	130,000	685,976

NET INCOME (LOSS)	(9,501,781)	44,828
DIVIDENDS ON PREFERRED STOCK	(321,218)	(44,429)
DEEMED DIVIDEND ON PREFERRED STOCK	(1,152,050)	(1,913,592)
NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS	$(10,975,049))	$(1,913,193)
Net loss per share:
Basic	$(0.78)	$(0.24)
Diluted	$(0.78)	$(0.24)
Weighted average number of shares, basic and diluted:
Basic	14,057,162	8,057,471
Diluted	14,057,162	8,057,471

(F-5)
See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
	Class B		Class C		Class D				Additional	Retained Earnings	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2010	1,200,000	$1,200					7,967,992	$7,968	$5,888,399	$ 1,283,893)	$ 4,613,674
Preferred Stock issued – net of $784,935 issue costs			2,380,952	$2,381					4,212,684		4,215,065
Derivative liability associated with Preferred Stock Series C offering									(1,820,277)		(1,820,277)
Stock options issued in acquisition									11,959		11,959
Stock options issued for services rendered									109,356		109,356
Dividends paid on preferred stock										(44,429)	(44,429)
Deemed dividend on preferred stock									1,913,592	(1,913,592)
Conversion from Preferred B to Common	(40,000)	(40)					40,000	40
Conversions from Debentures to Common							125,000	125	87,375		87,500
Stock warrants issued for services rendered									160,137		160,137
Stock issued for services							13,333	13	11,773		11,786
Net income										44,828	44,828
Balance at December 31, 2011	1,160,000	1,160	2,380,952	2,381			8,146,325	8,146	10,574,998	(3,197,086)	7,389,599
Stock warrants issued for services									159,977		159,977
Stock options issued for services rendered									618,669		618,669
Issuance of common stock as dividends on Preferred B and Preferred C stock							416,070	416	320,802	(321,218)
Issuance of shares in GHH acquisition, net of $509,562 acquisition costs							7,114,482	7,115	6,917,023		6,924,138
Issuance of shares to placement agent in GHH acquisition							104,906	105	120,534		120,639
Issuance of common stock in lieu of warrants							13,001	13	7,787		7,800

(F-6)
See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Continued)

Issuance of common stock in Ecological acquisition, net of $37,324 issuance costs							6,381,059	6,381	4,805,900		4,812,281
Issuance of shares to placement agent in Ecological acquisition							155,844	156	119,844		120,000
Beneficial conversion feature associated with issuance of 7% Promissory Notes									251,828		251,828
Deemed dividend on preferred stock from conversion of 7% Promissory Notes									552,966	(552,966)	--
Issuance of preferred stock from conversion of 7% Promissory Notes					750	1			617,034		617,035
Deemed dividend on preferred stock									599,084	(599,084)	--
Issuance of preferred stock, net of issuance costs					7,046	7			6,234,893		6,234,900
Record the derivative liability associated with the issuance of the preferred stock									(299,687)		(299,687)
Net Loss										(9,501,781)	(9,501,781)
Balance at December 31, 2012	1,160,000	$1,160	2,380,952	$2,381	7,796	$8	22,331,687	$22,332	$31,601,652	$(14,172,135)	$17,455,398

(F-7)
See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,501,781)	$44,828
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depreciation and amortization	242,650	163,375
Amortization / write-off of debt discount	353,656	256,948
Decrease (increase) in cash surrender value of
officers’ life insurance	(13,795)	55,368
Common stock issued for services	120,000	11,786
Stock options/warrants issued for services	778,646	269,493
(Income) expense from change in value of derivatives	1,228,644	(1,550,008)
Loss on extinguishment of debentures	--	80,316
Gain on extinguishment of contingent consideration
in acquiree company	--	(363,023)
Impairment of goodwill and intangible assets	4,378,182	715,356
(Increase) decrease in net deferred taxes	(130,000)	(584,000)
Equity in loss of equity-method investee	58,842	122,698
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(273,791)	95,080
Decrease (increase) in marketable securities	(253)	894
Costs and estimated earnings in excess of billings	(225,464)	--
Increase in prepaid expenses	(24,956)	(33,723)
(Increase) decrease in deposits and other assets	(8,818)	5,393
(Decrease) increase in accounts payable and accrued expenses	(317,352)	436,924
Billings in excess of costs and estimated earnings	(136,062)	--
Decrease (increase)in income taxes receivable	109,967	(113,102)
Net cash used in
operating activities	___ (3,361,685)	(385,397)

CASH FLOWS USED IN INVESTING ACTIVITIES
Cash paid in acquisitions	(2,000,000)	(60,000)
Deferred stock issuance costs	(192,891)	(196,032)
Issuance of convertible notes receivable	(195,229)	(834,814)
Cash acquired in GHH acquisition	106,641	--
Purchases of property and equipment	(34,753)	(20,445)
Proceeds from sale of property and equipment	24,190	--
Net cash used in investing activities	(2,292,042)	(1,111,291)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Convertible Promissory Notes	635,886	--
Issuance of Class D Preferred Stock	6,234,900	--
Issuance of Class C Preferred Stock	--	4,215,065
Stock issuance transaction costs	(37,324)	--
Common stock issued in lieu of warrants	7,800	--
Dividends paid on Class B Preferred Stock	--	(44,429)
(Payments on) / proceeds from convertible debentures	--	(419,700)
Net payments on long-term debt	(119,103)	(11,429)
Net proceeds from line of credit	351,263	404,000

Net cash provided by financing activities	7,073,422	4,143,507

Net increase in cash	1,419,695	2,646,819

Cash – beginning of year	3,051,407	404,588

Cash – end of year	$4,471,102	$3,051,407

(F-8)
See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	2012	2011

Cash payments for:
Interest	$86,040	$40,718

Income taxes	$0	$0

Summary of non-cash operating, investing and financing activities:
Issuance of 7,114,482 shares of common stock in GHH Acquisition	$7,433,700	$0
Issuance of 104,906 shares of common stock to placement agent in connection with GHH acquisition	$120,639	$0
Issuance of 6,381,059 shares of common stock in
Ecological acquisition	$4,849,605	$0
Issuance of 750 shares of Series D Preferred Stock in mandatory conversion of 7% Promissory Notes	$617,035	$0
Issuance of 155,844 shares of common stock to registered investment advisor in connection with Ecological acquisition	$120,000	$11,786
Stock warrants issued for services rendered	$159,977	$160,137
Stock options issued for services rendered	$618,669	$109,356

Stock options issued in acquisition	$0	$11,959

Stock issued in lieu of warrants	$7,800

(F-9)
See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 1 - Organization and Business:

Premier Alliance Group, Inc. (the “Company” and “Premier”) was organized under the laws of the state of Nevada.  In 2011, the Company redomiciled and is now organized under the laws of Delaware.  The Company provides advisory, consulting and resource services to a wide range of companies from owner-managed businesses to multi-national corporations.  Premier’s Financial Services segment consists of providing professional services (business and technology consulting focused services and solutions) to its customers. Premier’s Financial Services segment’s emphasis is in project management, business analysis business consulting and strategic planning.  Premier also has an Energy and Sustainability Solutions segment. Our key capabilities in the energy sector help customers manage their energy use and cost via automation, technology, utility incentive programs, and alternative energy solutions.  Our solutions in relation to risk and compliance are in understanding various regulations and deploying processes and automation to comply.

The consolidated financial statements include historical Premier Alliance Group, Inc. and its acquisition of GreenHouse Holdings, Inc. (hereinafter “GHH”) effective March 5, 2012.  GHH has five wholly owned subsidiaries as follows: (i) Green House Holdings, Inc., a Nevada corporation, (ii) Control Engineering, Inc., a Delaware corporation, (iii) Life Protection, Inc., a North Carolina corporation, (iv) Green House Soluciones, S. A., incorporated under the laws of Mexico, and, (v) R Squared Contracting, Inc., a California corporation.  R Squared Contracting, involved in residential energy, ceased doing business in May 2011 and is a dormant corporation.   The consolidated financial statements also include the acquisition of Ecological, LLC effective December 31, 2012.  As a result, the consolidated balance sheet includes Ecological as of December 31, 2012, but reflects no operations of Ecological for 2012.  See below for further discussion of these business acquisitions.

Acquisitions:

On January 1, 2011, the Company purchased advisory and consulting business from an individual (“ERMS”) and accounted for the transaction as a business combination.  In consideration of the purchase, the Company agreed to pay (a) the sum of $90,000 in cash, and (b) 164,384 stock options with an exercise price of $1.00 issued over two years and maturing in ten years.  The Company paid $60,000 and delivered 82,192 options upon closing.

Additional consideration was to be paid on January 15, 2012, subject to certain conditions, as follows: If the purchased Unit of Premier achieved $2,000,000 in gross revenue in 2011 and had a minimum gross margin of 30%, an additional 82,192 stock options and $30,000 of cash would be paid.  The Company also entered into employment agreements with the principal which included $20,000 for execution of a non-competition agreement.  The employment agreements contain cash and stock option bonuses, and stock option incentives based on achieving certain target revenues.  The estimated fair value of the total options to be issued in the deal of $11,959 was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 3.36 percent, an estimated volatility of 28.7 percent and no dividend yield.  The total present value of all consideration expected to be paid as part of this agreement was $112,400 and has been recorded as a customer relationship intangible asset to be amortized over its expected useful life of four years.  The Company analyzed the carrying value of the customer relationship intangible asset compared to its fair value at December 31, 2012 and 2011 and determined that no impairment exists.

On February 10, 2012, the Company amended the above Agreement with ERMS providing that the additional 82,192 in stock options and the additional payment of $30,000 could be made in cash, stock or stock options at the Company’s discretion by February 10, 2013, if the ERMS business reporting unit gross revenue was equal to or greater than $2,000,000 and gross margin was at least 30% for the 2012 calendar year. On February 10, 2012, the Company issued the 82,192 options at an option price of $1.00.  The Company has $40,805 accrued as a note payable to ERMS at December 31, 2012 for total potential obligations.  On February 22, 2013, the Company paid the final payment of $40,805 in cash.  See also Note 23 – Subsequent Events.

(F-10)

On March 5, 2012, the Company consummated its Agreement of Plan and Merger (“Merger Agreement”) with GreenHouse Holdings, Inc. (GHH).  GHH is a provider of energy efficiency and sustainable facilities services and solutions and audits, designs, engineers and installs products and technologies that enable its clients to reduce their energy costs and carbon footprint. GHH has two “vertical operations,” energy efficiency solutions (“EES”) and sustainable facilities solutions (‘‘SFS’’). GHH is focused on industrial, commercial, government and military markets in the United States and abroad. Substantially all of GHH’s revenue has historically come from its EES business segment to this point.

As a starting point for the calculation of the amount of Premier stock to be issued to GHH shareholders in the Merger, common stock of Premier representing approximately 40% of the fully diluted Premier common stock (excluding Premier options and warrants), subject to contractual adjustments in the Merger Agreement, the assumptions therein and as outlined below, resulted in a substantial reduction of this 40% number. As part of the Premier stock consideration, 1,331,188 shares that otherwise would have been delivered to the controlling shareholders, as well as certain officers and directors, of GHH, were not delivered following the merger, but were instead delivered to an escrow agent, to be delivered by the escrow agent at a later date upon the achievement of certain revenue goals and the satisfaction of certain indemnification obligations. If the Escrow Shares are released, GHH stockholders will own, in the aggregate, 17.1% of the combined company.

The 1,331,188 shares of Premier common stock (the “Escrow Shares”) were issued to an escrow agent at the time of the merger and will be delivered at a later date, by the escrow agent, if certain revenue targets and indemnification obligations are satisfied. The Escrow Shares will accrue quarterly, on a pro-rata basis, to the extent that GHH revenues, over a four calendar quarter measuring period, exceed $12 million.  If these conditions are not met, the Escrow Shares will be returned to the Company.

The acquisition has been accounted for as a business combination. The purchase price was determined by the total market value of the 7,114,482 newly-issued shares (including the Escrow Shares) on March 5, 2012 ($6,403,293), plus the total loans outstanding made by Premier to GHH at the date of the acquisition ($1,030,407), for total consideration of $7,433,700.  The Company incurred deferred financing costs associated with the issuance of the stock (including legal fees, accounting fees, printing fees, etc.) totaling $323,963, and paid a registered investment adviser a referral fee in stock (valued at $120,639) and $64,960 in cash.  These costs were charged against additional paid in capital.  The following table presents the purchase price allocation of the consideration paid, the assets acquired and the liabilities assumed:

Consideration	$7,433,700
Assets acquired:
Current assets	$254,438
Property and equipment, net	452,466
Intangible assets, net	478,925
Deposits and other assets	12,760
Goodwill	9,150,792
Total assets acquired	10,349,381

Liabilities assumed:
Accounts payable	995,933
Accrued expenses	177,137
Billings in excess of costs and
estimated earnings	287,298
Current notes payable	28,689
Long term debt	176,697
Long term notes payable	26,520
Secured note payable	1,030,407
Deferred income taxes	193,000
Total liabilities assumed	2,915,681

Net assets acquired	$7,433,700

(F-11)

In the initial purchase price allocation on March 5, 2012, $458,000 was allocated to a deferred tax asset relating to future utilization of net operating losses acquired in the GHH acquisition, subject to statutory limitations.  However, after further analysis and review of operations of GHH, the Company has made an adjustment to the initial purchase price allocation, removing the deferred tax asset of $458,000 and increasing goodwill from $8,692,792 to $9,150,792.  This change did not have any impact on reported results of operations during 2012.

During the Company’s annual goodwill testing for 2012, pursuant to ASC 350 and its requisite Step 1 and Step 2 tests, a goodwill impairment write down of $4,378,182 was recorded from the above goodwill value of $9,150,792 to an adjusted value at December 31, 2012 of $4,772,610. See also Goodwill and Intangible Assets in Note 2 and Note 8 below.

On December 31, 2012, the Company’s wholly owned subsidiary, Ecological Partners, LLC, a New York limited liability company (“EPLLC”), a special purpose entity incorporated to effectuate the acquisition, purchased substantially all of the assets of Ecological LLC., (“Ecological”) a Delaware limited liability Company, pursuant to an Asset Purchase Agreement dated November 15, 2012 (the “Agreement”).

Pursuant to the Agreement, EPLLC acquired all of the assets of Ecological. In consideration of the Purchased Assets (as defined), the Company paid to Ecological (a) the sum of $3,000,000 in cash ($1,000,000 which was required to remain on the balance sheet of Ecological subsequent to acquisition), and (b) such number of restricted shares of the Company’s common stock equal to $3,956,256, based on the 5-day volume weighted average closing price (“VWAP”) of the common stock for the five days prior to the date the Agreement was executed, as stated on the OTC Bulletin Board (the “Shares”). Accordingly, the VWAP was $0.62 per share resulting in 6,381,059 shares being issued.  However, in accordance with purchase accounting rules, the transaction must be valued at the stock price at the closing date at December 31, 2012 of $0.76 per share. The Company entered into an employment agreement with Brian King, one of the principals of Ecological, and another principal, Joseph Grano Jr., accepted the position of Chairman of the Board of Directors for the Company.

The purchase price was paid as follows: (i) $3,000,000 in cash (less $1,000,000 which was required to be retained on the balance sheet post acquisition) less assumed liabilities, as defined, on the Closing Date, and (ii) delivery of the Shares within 10 days after the Closing Date. The Company paid a registered investment adviser a referral fee in stock (valued at $120,000) and $120,000 in cash, the sum of which, $240,000, was charged to selling, general, and adminstrative expenses as a transaction cost. Legal fees related to the issuance of stock totaling $37,324 were charged to additional paid in capital. The following table presents the purchase price allocation of the consideration paid, the assets acquired and the liabilities assumed:

Consideration	$6,849,605

Assets acquired:
Current assets	$253,344
Property & equipment	66,776
Lease deposit	29,530
Intangible assets	576,559
Goodwill	6,063,119
Total assets acquired	6,989,328
Liabilities assumed:
Employee flexible spending account	6,971
Payroll liabilities	56,721
Billings in excess of costs & estimated earnings	14,629
Deferred rent	61,402
Total liabilities assumed	139,723

Net assets acquired	$6,849,605

The acquired intangibles include customer relationships valued at $526,559 being amortized over five years beginning January 1, 2013, and trade name valued at $50,000 being amortized over seven years also beginning January 1, 2013. The Company also acquired a deferred tax asset representing the estimated tax benefits related to

(F-12)

net operating loss carry forwards in the acquisition in the amount of $164,910.  However, a full valuation allowance was provided for this deferred tax asset.  See also Note 14 – Income Taxes. Both goodwill and intangibles outlined above are fully deductible for tax purposes as this was a taxable transaction.

The assets acquired and liabilities assumed were recorded at preliminary estimates of fair values determined by management, based on information currently available and on current assumptions as to future operations, and are subject to change upon the completion of acquisition accounting, including the finalization of asset valuations.

Note 2 - Summary of Significant Accounting Policies:

Cash and cash equivalents:

The Company considers all highly liquid investments having an original maturity of three months or less to be cash equivalents.  Amounts invested may exceed federally insured limits at any given time.  As a result of the Company’s cash management system, checks issued but not presented to the banks for payment may create negative book cash balances. Such negative balances are included in trade accounts payable and totaled $184,889 and $204,162 at December 31, 2012 and 2011, respectively.

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.  The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts and temporarily provides unlimited coverage for certain qualifying and participating non-interest bearing transaction accounts through December 31, 2012; however, effective January 1, 2013 the FDIC discontinued the additional unlimited coverage.  The Company from time to time may have amounts on deposit in excess of the insured limits.

      Notes receivable:

Notes receivable are recorded at the amounts advanced under the respective note and security agreements.  The Company analyzes each note for impairment of possible credit losses at each reporting period.  Any allowances for credit losses are recorded in the statement of operations in the period such losses become determinable.  See also Note 5.

Accounts receivable:

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses, if any.  At December 31, 2012 and 2011, the allowance for doubtful accounts was $83,325 and $14,445, respectively.

Marketable securities:

Marketable equity securities are accounted for as trading securities and are stated at market value with unrealized gains and losses accounted for in other income (expense).

Deferred issuance costs:

         Costs relating to the future issuance of equity securities are deferred. When the additional equity securities are issued, the deferred issuance costs are charged to additional paid-in capital.  The Company had certain deferred issuance costs as of December 31, 2011 consisting of legal, accounting, printing and other expenses relating to the issuance of common stock in connection with the GreenHouse Holdings, Inc. acquisition. As of December 31, 2011, $196,032 of such costs had been deferred and was carried on the balance sheet. As of December 31, 2012, the GHH transaction had closed and no deferred issuance costs remained on the balance sheet.

Property and equipment:

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years.  Maintenance and repair costs are expensed as incurred.  Gains or losses on dispositions are reflected in income.  Property and equipment includes equipment under

(F-13)

capital leases of $35,469 at both December 31, 2012 and 2011.  Amounts included on the balance sheet at December 31, 2012 and 2011 under capital leases are net of accumulated depreciation of $15,370 and $8,276, respectively.

       Valuation of goodwill and intangible assets:

Our intangible assets include goodwill, trademarks, non-compete agreements, patents and purchased customer relationships, all of which are accounted for based on Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 350 Intangibles-Goodwill and Other. As described below, goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated period of benefit, ranging from two to eight years. The values recorded for goodwill and other intangible assets represent fair values calculated by accepted valuation methods. Such valuations require critical estimates and assumptions derived from and which include, but are not limited to i) information included in our business plan, ii) estimated cash flows, and iii) discount rates.

        Impairment testing:

Our goodwill impairment testing is calculated at the reporting or segment unit level. Our annual impairment test has two steps. The first identifies potential impairments by comparing the fair value of the reporting or segment unit with its carrying value.  If the fair value exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculated the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied fair value of goodwill is less than the carrying amount, a write-sown is recorded.

The impairment test for the other intangible assets is performed by comparing the carrying amount of the intangible assets to the sum of the undiscounted expected future cash flows. In accordance with GAAP, which relates to impairment of long-lived assets other than goodwill, impairment exists if the sum of the future undiscounted cash flows is less than the carrying amount of the intangible asset or to its related group of assets.

We predominately use a discounted cash flow model derived from internal budgets in assessing fair values for our impairment testing.  Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures, and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flows is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair values. In the event that our management determines that the value of intangible assets have become impaired using this approach, we will record and accounting charge for the amount of the impairment.  The Company also engages an independent valuation expert to assist it in performing the valuation and analysis of fair values of goodwill and intangibles.

Goodwill must be evaluated for impairment on an annual basis. In accordance with ASC 350, an annual impairment test is performed under which the estimated fair value of goodwill is compared with its carrying value. On December 31, 2008 we recorded a non-cash goodwill impairment charge in the amount of $1,179,464.  This included a tax benefit of $27,000 for the impairment of tax deductible goodwill of $72,000.

The Company completed an annual impairment evaluation for the years ended December 31, 2012 and 2011.  During the third quarter of fiscal 2012, we changed our annual goodwill impairment testing date from December 31 to October 1 of each year. This change was made to better align the timing of our annual impairment testing with the timing of the Company’s annual strategic planning process. In determining impairment charges, the Company uses various valuation techniques using both the income approach and market approach at each reporting unit in accordance with Financial Accounting Standards Board (“FASB”) ASC 350. During 2012, the Company recorded a goodwill impairment write-down of $4,378,182 related to its Energy and Sustainability Solutions business segment / reporting unit which is reflected in the Statement of Operations. During 2011, the Company recorded an impairment write-down of $576,297, which is reflected in the Statement of Operations.  The balance recorded as goodwill as of December 31, 2012 and 2011 is $13,153,497 (inclusive of the goodwill of $6,063,119 recorded at December 31, 2012 related to the Ecological acquisition) and $2,317,778, respectively, net of accumulated impairment of $6,133,943 and $1,755,761, respectively.

(F-14)

Acquired intangible assets consist of customer relationships, non-competition agreements and trademarks/trade names.  The fair market value of the customer relationships were determined by discounting the expected future cash flows from the acquired customers.  The value of the non-competition agreements were estimated from the percentage of discounted cash flows expected to be lost if the agreement was not in place.  At December 31, 2012 and 2011, the Company performed an analysis of the net carrying value of these intangible assets to their fair value in accordance with FASB ASC 350.  No impairment was deemed to exist at December 31, 2012.  However, the Company recorded a customer relationship intangible impairment write-down of $139,059 for the year ended December 31, 2011.  Customer relationships acquired are being amortized over the estimated useful life of five years. Non-competition agreements are being amortized over the life of the agreement. Acquired trademarks/trade names are being amortized over seven years.  Total intangibles balances, prior to accumulated amortization, were $1,618,400 and $482,841 at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, accumulated amortization of intangible assets totaled $462,451 and $208,661, respectively.  Amortization expense on these intangible assets of $173,714 and $138,871 for the years ended December 31, 2012 and 2011, respectively, is included as depreciation and amortization on the Statement of Operations.

Amortization expense related to intangible assets for the next five years is expected to be as follows for the years ended:

December 31, 2013	$275,168
December 31, 2014	261,417
December 31, 2015	230,646
December 31, 2016	189,945
December 31, 2017	164,311
$1,121,487

Revenue recognition:

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of any agreement exists, services have been rendered, and collectability is reasonably assured, therefore, revenue is recognized when the Company invoices customers for completed services at contracted rates and terms.  Therefore revenue recognition may differ from the timing of cash receipts.

Income taxes:

The Company accounts for income taxes under FASB ASC Topic 740 “Income Taxes”.  Under FASB ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled (see Note 14). The Company regularly assesses the likelihood that its deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income.  To the extent that the Company believes any amounts are not more likely than not to be realized through the reversal of the deferred tax liabilities and future income, the Company records a valuation allowance to reduce its deferred tax assets.  In the event the Company determines that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in an adjustment to earnings in the period such determination is made.

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

(F-15)

Share-based compensation:

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

     Fair value of financial assets and liabilities – derivative instruments:

We measure the fair value of financial assets and liabilities in accordance with GAAP, which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements.

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes as fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities.

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain financial instruments and contracts, such as debt financing arrangements and freestanding common stock warrants with features that are either i) not afforded equity classification, ii) embody risks not clearly and closely related to host contracts, or iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

We estimate fair values of all derivative instruments, such as free-standing common stock purchase warrants, and embedded beneficial conversion features utilizing Level 2 inputs. We use the Black-Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments.  Estimating fair values of derivative financial instruments requires the development of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are volatile and sensitive to changes in our trading market price and the trading market price of various peer companies. Since derivative financial instruments are initially and subsequently carried at fair value, our income will reflect the volatility in these estimates and assumption changes. See Note 12 for further discussion.

(F-16)

Recent accounting pronouncements:

Since January 1, 2011, there have been several new accounting pronouncements and updates to the Accounting Standards Codification.  Each of these updates has been reviewed by Management who does not believe their adoption has had or will have a material impact on the Company’s financial position or operating results.  The Company early adopted Accounting Standard Update No. 2011-08 – Intangibles – Goodwill and Other (Topic 350) Testing for Goodwill Impairment in 2011.  This update provides that an entity may first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test.  If the qualitative factors outlined in the update are persuasive that it is more likely than not that goodwill has not been impaired, then the two-step test is not required. However, if the qualitative analysis indicates that it is not more likely than not that goodwill has not been impaired, then the requisite two-step tests always required must still be performed.  The early adoption of Accounting Standard Update No. 2011-08 – Intangibles – Goodwill and Other (Topic 350) early adoption of this standard had no impact on the Company’s financial statements for the years ended December 31, 2012 and 2011, respectively.

Note 3 - Property and Equipment:

The principal categories and estimated useful lives of property and equipment are as follows:

			Estimated
	2012	2011	Useful Lives
Office equipment	$453,485	$386,252	5 years
Furniture and fixtures	140,165	67,923	7 years
Vehicles	27,300	-	5 Years
Computer software	30,133	17,100	3 years
Leasehold improvements	119,729	-	**
Land	302,250		N/A
	1,073,062	471,275
Less: accumulated depreciation	(532,492)	(391,507)
	$540,570	$79,768
**  The lesser of useful life or the minimum lease term.

Note 4 - Marketable Securities Classified as Trading Securities:

Under FASB ASC Topic 320 “Investments-Debt and Equity Securities”, securities that are bought and held principally for the purpose of selling them in the near term (thus held only for a short time) are classified as trading securities.  Trading generally reflects active and frequent buying and selling, and trading securities are generally used with the objective of generating profits on short-term differences in price.  All inputs used to value the securities are based on Level 1 inputs under FASB ASC Topic 820 “Fair Value Measurements and Disclosures”. The unrealized holding loss as of December 31, 2012 and 2010, respectively, is as follows:

		Fair Market	Holding
	Cost	Value	Gain (Loss)
December 31, 2012	$42,504	$31,107	$250
December 31, 2011	$42,504	$30,854	$(11,650)

Note 5 – Secured Convertible Promissory Notes:

The Company entered into three Secured Convertible Promissory Notes with GreenHouse Holdings, Inc. (“GHH”) prior to the closing of the acquisition on March 5, 2012.  Each Note accrued interest at eight percent, compounded quarterly, and was payable at the maturity date.  The Notes were convertible into shares of Common

(F-17)

Stock of GHH at the rate of 70% of the volume weighted average price for the twenty (20) trading days prior to the date a notice of conversion is given to the Company.  The Notes are secured by a general security interest in all of GHH’s assets.

The initial Note was entered into on November 2, 2011 where a bridge loan in the amount of $500,000 was loaned to GHH, and was due April 30, 2012.  This entire amount, plus accrued interest of $6,575, was outstanding at December 31, 2011.  The second Note, for a maximum amount of $300,000 for project funding, was entered into on November 16, 2011 and was due July 18, 2012.  At December 31, 2011, $186,182, plus accrued interest of $1,347, had been borrowed against this Note.  On January 4, 2012, GHH was advanced the remaining amount under this Note.  The third Note, for a maximum of $140,000 for merger related expenses was entered into on November 18, 2011 and was due July 18, 2012, and the full amount is outstanding as of December 31, 2011.  Subsequent to December 31, 2011, this Note was amended to allow borrowings up to a maximum of $200,000 and $15,000 was advanced on this note in February 2012.

           On March 5, 2012, the Company consummated its Agreement of Plan and Merger (“Merger Agreement”) with GHH. In accordance with the terms and conditions of the Merger Agreement, any amounts still owed by GHH to Premier under the Secured Convertible Promissory Notes at the date of the merger, reduced the number of shares otherwise issuable to GHH stockholders pursuant to the acquisition, in accordance with the formula outlined in the Merger Agreement.  Accordingly, all amounts due Premier by GHH under all of these notes were “realized” by virtue of a reduction in the consideration paid by Premier in terms of the number of Premier shares issued in the acquisition transaction. Therefore, there were no Secured Convertible Promissory Notes outstanding at December 31, 2012.

Note 6 - Investment in Equity-Method Investee:

In 2004, the Company invested $250,000 for a 33 percent ownership of Critical Analytics, Inc.  Critical Analytics, Inc. was in the business of software development and financial consulting services.

In January 2007, the Company’s ownership percentage increased to 35 percent.  The Company accounted for this investment using the equity method.  In December 2011, the decision was made to dissolve Critical Analytics, Inc. and distribute net proceeds to the equity participants.  The Company received a check in January 2012 in the amount of $54,842, representing the net realizable value of the Company’s investment.  Accordingly, the Company’s carrying value at December 31, 2011 was recorded at $54,842, resulting in a loss being recorded for the year ended December 31, 2011 of $122,698.

Note 7 - Investment in Limited Liability Company:

The Company has an investment in a limited liability company, which owns approximately 33 percent of the office building that the Company leases office space from in Charlotte, North Carolina.  The Company’s investment represents an approximate 3 percent share of ownership in the limited liability company.  Based on the Company’s ownership percentage, the Company accounts for its investment using the cost method. Accordingly, the carrying value of $100,000 is equal to the capital contribution the Company has made.  Income is recognized when capital distributions are received by the Company and totaled $2,400 and $4,800 for the years ended December 31, 2012 and 2011, respectively.

Note 8 - Goodwill Impairment:

The Company completed an annual impairment evaluation for the years ended December 31, 2012 and 2011 applying both Step 1 and Step 2 tests as applicable in FASB ASC 350.  During the third quarter of fiscal 2012, we changed our annual goodwill impairment testing date from December 31 to October 1 of each year. This change was made to better align the timing of our annual impairment testing with the timing of the Company’s annual strategic planning process. In determining impairment charges, the Company uses various valuation techniques applying both the income approach and market approach for each reporting unit. During 2012, the Company recorded a goodwill impairment write-down of $4,378,182 related to its Energy and Sustainability Solutions business segment / reporting unit, which is reflected in the Statement of Operations. After executing the letter of intent for GHH, finalizing the Agreement of Plan and Merger and during the SEC registration statement process, it became necessary, and Premier’s Board of Directors approved, secured loans to GHH up to the date of the acquisition in early 2012, which

(F-18)

ultimately totaled $1,030,000.  This was additional consideration to the 7,114,770 shares issued at $0.90 per share in the transaction.  In addition, in calculating goodwill at the closing date of the transaction in accordance with FASB purchase accounting rules, GHH had liabilities assumed in excess of assets acquired at the date of acquisition of $1,259,000, which increased the goodwill recorded at date of acquisition.  During 2011, the Company recorded an impairment write-down of $576,297 related to prior acquisitions, which is reflected in the Statement of Operations.  The balance recorded as goodwill as of December 31, 2012 and 2011 is $13,153,497 and $2,317,778, respectively, net of accumulated impairment of $6,133,943 and $1,755,761, respectively.

Note 9 - Accrued Expenses:

Accrued expenses consisted of the following at December 31, 2012 and 2011:

	2012	2011
Accrued payroll	$549,287	$569,862
Accrued vacation	152,142	152,988
Deferred revenue	97,597	113,334
Other accrued liabilities	436,233	88,315
	$1,235,259	$924,499

Note 10 - Notes Payable:

During the year ended December 31, 2010, the Company entered into a loan agreement for a line of credit with a financial institution, providing the Company with a maximum credit line of $1,500,000. The line of credit is secured by all assets of the company and personal guarantees by three executives.  Borrowings under the agreement bear interest at LIBOR plus 2.75 percent, payable monthly, with a set minimum interest rate of 4 percent and maximum interest rate of 25 percent.  At December 31, 2012, the interest rate was 4 percent.  The line of credit is also subject to certain financial covenants.  Outstanding borrowings under this loan agreement were $1,094,263 and $743,000 at December 31, 2012 and 2011, respectively. The line of credit was due January 19, 2013.

Effective January 23, 2013, the Company and its financial institution entered into a loan modification under the current line of credit. The Company incurred $8,275 in deferred loan costs with this modification.  All terms remain the same with the maturity date extended to until July 19, 2013, as negotiations continue to increase the line of credit and the advance rate. The current line of credit is limited to a borrowing base of 75% of eligible receivables or $1,500,000.  At December 31, 2012, the Company was not in compliance with the coverage covenant contained in the loan agreement, but subsequently received a waiver from the bank regarding such non-compliance.

(F-19)

Note 11 - Long-Term Debt:

Long-term debt as of December 31, 2012 and 2011 consists of the following:

	2012	2011
Note payable to former owner of ERMS, related to acquisition on
January 1, 2011. Balance due February 10, 2013. See Note 1 and
Note 23 for further details on acquisition, contingencies and
subsequent issuance of options	$40,805	$40,441

Dell Commercial Credit is a revolving line of credit with minimum payments of $160 a month with an interest rate of 16.99%. This
amount was paid in full in January 2013	4,769

Dell Financial Service Note, due in 50 monthly installments of
$166.31 ending May 2016. Payments include interest of 18%
This loan was paid off in January 2013.	3,874

First Citizens Tenant Loan has monthly payments of $1,259 at an
interest rate of 6.25% and currently matures on July 2013.	116,056

Capitalized lease obligations, due in 36 monthly installments of
$1,047 ending in October 2013. Payments include interest at 4%
Secured by property costing $35,469.	10,281	22,177
	175,785	62,618
Current portion	(175,785)	(52,337)
Long-term portion	$--	$10,281

Note 12 - Stockholders’ Equity:

Common Stock:

On April 7, 2011, the Company issued 25,000 shares of common stock in the conversion of $17,500 of debentures at $0.70 per share.

On May 4, 2011, the Company issued 50,000 shares of common stock in the conversion of $35,000 of debentures at $0.70 per share.

On May 26, 2011, the Company issued 50,000 shares of common stock in the conversion of $35,000 of debentures at $0.70 per share.

On July 7, 2011, the Company issued 13,333 shares of common stock at $0.88 per share in exchange for services.

On December 19, 2011, the Company issued 40,000 shares from the conversion of 40,000 shares of its convertible Preferred Series B Preferred Stock.

On February 6, 2012 the Company issued 61,340 and 354,730 shares, respectively, as a dividend on its Preferred B and Preferred C stock.

On March 5, 2012, the Company issued 7,114,482 shares in its stock acquisition of GreenHouse Holdings, Inc.

(F-20)

On March 12, 2012, in conjunction with the GreenHouse Holdings, Inc. acquisition, the Company issued 104,906 shares to Maxim Group, a registered investment advisor, as a referral fee.

On November 15, 2012, the Company issued a former GreenHouse Holdings, Inc. warrant holder 13,001 shares in lieu of 44,911 Premier warrants (formerly 321,828 GHH warrants).

On December 31, 2012, the Company issued 6,381,059 shares in its acquisition of Ecological, LLC.

On December 31, 2012, in connection with the Company’s acquisition of Ecological, LLC, the Company issued 155,844 shares to Maxim Group, a registered investment advisor, as a referral fee.

7% Series B Convertible Preferred Stock:

On April 14, 2010, the Company designated 2,000,000 shares of its preferred stock as 7% Series B Convertible Preferred Stock, $.001 par value per share (“Series B Preferred Stock”). The Series B Preferred Stock (a) is convertible into one share of  common stock, subject to certain adjustments, (b) pays 7 percent dividends per annum, payable annually in cash or shares of common stock, at the Company’s option, (c) is automatically converted into common stock should the price of the Company’s common stock exceed $2.50, and (d) for a period of one year from the issuance date provides full-ratchet anti-dilution provisions on issuances of securities at a price less than $0.70 per share of common stock, subject to certain exceptions. These shares of preferred stock were issued in conjunction with 900,000 warrants.

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

On March 3, 2011, the Company closed an offering of its securities to accredited investors.  The Company sold 2,380,952 shares of Series C Preferred Stock and 7,142,856 warrants for gross proceeds of $5,000,000. In connection with the sale of these securities, $650,000 was paid and 714,285 warrants were issued, with an exercise price of $0.77, to a registered broker.  In addition, a $100,000 advisory fee was paid and 360,000 warrants, with an exercise price of $0.77, were paid to a registered broker.  The issuance of these preferred shares contained an embedded beneficial conversion feature, the intrinsic value of which was $1,913,592 and was recorded as a deemed dividend to preferred shareholders during the year ended December 31, 2011.

The 8,217,141 warrants issued in connection with the preferred stock contain full-ratchet anti-dilution provisions that require them to be recorded as a derivative instrument. The fair market value of the warrants at the issuance date of $2,031,277 was recorded as a derivative liability with a corresponding deferred tax asset of $782,000. The derivative liability is adjusted to the fair market value of the warrants through income on the statement of operations. At December 31, 2011, the fair market value of the warrants was $526,719 and the Company recognized $1,504,558 as derivative income for the year ended December 31, 2011. At December 31, 2012, the fair value of the warrants was $1,585,908, and the Company recognized $1,059,189 in derivative expense for the year ended December 31, 2012.

Series D Convertible Preferred Stock:

In October 2012, the Company created up to 15,000 Units, each Unit consisting of one share of Series D 8% Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) and a warrant to purchase ¼ of the number of shares of the Company’s common stock issuable upon conversion of one share of the Preferred Stock.  The purchase price of one Unit is $1,000.  Dividends are 8% per annum, payable semi-annually in cash or shares of common stock at the Company’s option.  The Series D Preferred Stock is convertible into common stock at the total purchase price divided by $0.75 (the “conversion rate”), and collectively, the “conversion price”.  The warrants are for a term of five years and have a strike price of $1.125 per share. The Preferred Stock shall automatically convert into common stock, at the conversion rate, upon (i) the completion of a firm commitment underwritten public offering of the Company’s shares of common stock resulting in net proceeds to the Company of at least $10,000,000 and is offered at a price per share equal to at least 200% of the conversion price (subject to adjustment for any stock splits, stock dividends, etc.), (ii) upon the affirmative vote of the holders of a majority of the outstanding shares of Preferred Stock, or (iii) on the second anniversary of the issue date of the Preferred Stock.  The Preferred Stock contains anti-

(F-21)

dilution protection.  Holders of the Preferred Stock shall vote together with the holders of common stock on an as-converted basis.

On December 26, 2012, the Company closed an offering of this Preferred Stock to accredited investors. The Company sold 7,046 shares of Series D Preferred Stock and 2,348,685 warrants, with an exercise price of $1.125, for gross proceeds of $7,046,000.  In connection with the sale of these securities, $704,600 was paid and 939,467 warrants were issued, with an exercise price of $1.125, to a registered broker. In addition, $100,000 and $6,500 in legal and escrow fees were paid.  The Company received net proceeds of $6,234,900.  The issuance of this Preferred Stock contained an embedded beneficial conversion feature, the intrinsic value of which was $599,084 and was recorded as a deemed dividend to preferred shareholders during the year ended December 31, 2012.

The combined 3,288,152 warrants issued in connection with the Preferred Stock contain full-ratchet anti-dilution provisions that require them to be recorded as a derivative instrument. The fair value of these derivatives were valued at $483,687 and recorded as a derivative liability with a corresponding non-current deferred tax asset of $184,000.

Additionally, the Company issued 7% Redeemable Convertible Promissory Notes and Warrants (“Promissory Notes”) on November 16, 2012.  These Promissory Notes were mandatorily convertible into the “next round of financing” by the Company.  The next round of financing was the Series D Preferred Stock described above.  See 7% Redeemable Convertible Promissory Notes and Conversion into 8% Redeemable Convertible Series D Preferred Stock Note below for a detail description of the original issue of these Promissory Notes and their subsequent mandatory conversion into this Series D Preferred Stock.

On January 25, 2013, the Company closed an additional private placement financing from the sale of its Series D 8% Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) to accredited investors. The Company sold 3,955 shares of its Series D Preferred Stock and issued 1,318,363 warrants, with an exercise price of $1.125, for gross proceeds of $3,955,001. In connection with the sale of these securities, $395,500 was paid and 527,334 warrants were issued, with an exercise price of $1.125, to a registered broker. In addition, Blue Sky filing fees of $1,550 were incurred.  The Company received net proceeds of $3,557,951. See Note 23 – Subsequent Events.

On February 26, 2013, the Company closed the final private placement financing from the sale of its Series D Preferred Stock to accredited investors. The Company sold 1,125 shares of its Series D Preferred Stock and issued 708,344 warrants, with an exercise price of $1.125, for gross proceeds of $2,125,000. In connection with the sale of these securities, $212,500 was paid and 283,334 warrants were issued, with an exercise price of $1.125, to a registered broker. In addition, legal fees of $18,300 were incurred.  The Company received net proceeds of $1,894,200. See Note 23 – Subsequent Events.

Stock Options and Warrants:

In May 2008, the Company and shareholders adopted a stock incentive plan, entitled the 2008 Stock Incentive Plan (the “Plan”), authorizing the Company to grant stock options of up to 10,000,000 common shares for employees and key consultants.  Al options are approved by the Compensation Committee.

The Company has changed its presentation and disclosure of stock options and warrants in this Annual Report on SEC Form 10-K for the first time. Instead of listing the details of each of the Black-Scholes inputs for each stock option and each stock warrant issued listed below, the Company is providing a tabular format that shows a range for each of the valuation parameters affecting issuance. We believe this provides a more concise and meaningful presentation.

The following options were issued in 2011 under the 2008 Stock Incentive Plan and valued using the Black-Scholes valuation method with the key inputs varying as follows:

Exercise price	$1.00 - $1.10
Risk free interest rate	1.89% to 3.36%
Volatility	28.0% - 32.7%
Expected Term	10 Years
Dividend yield	None

(F-22)

On January 1, 2011, the Company issued 82,192 options to an individual associated with the purchase of business from ERMS - see Note 1. The options had no vesting schedule, are exercisable at $1.00 per share and expire in 2021. The estimated fair value of the options of $11,959 was included as purchase consideration.

On June 1, 2011, the Company issued 150,000 options to an executive for service. The options had no vesting schedule, are exercisable at $1.10 per share and expire in 2021. The estimated fair value of the options of $63,645 is included in selling, general and administrative costs in the statement of operations.

On October 24, 2011, the Company issued 200,000 options to its new Chief Financial Officer. The options have a two year vesting schedule, are exercisable at $1.00 per share and expire in 2021. The estimated fair value of the options of $74,440 and these options have a two year vesting requirement and are being expensed over the straight-line method over the two year vesting period and are included in selling general and administrative expense.

On December 30, 2011, the Company issued 100,000 shares among four key employees. The options had no vesting schedule, are exercisable at $1.00 per share and expire in 2021. The estimated fair value of the options of $12,550 is included in selling, general and administrative costs in the statement of operations.

The following options were issued in 2012 under the 2008 Stock Incentive Plan and valued using the Black-Scholes valuation method with the key inputs varying as follows:

Exercise price	$0.56 - $1.00
Risk free interest rate	0.60% to 1.15%
Volatility	32.9% - 35.44%
Expected Term	5 Years
Dividend yield	None

On February 10, 2012, the Company issued options to purchase 82,192 shares of common stock at an option price of $1.00 per share, which were valued and capitalized in the initial purchase price allocation in the acquisition of ERMS – see Note 1.

On March 14, 2012, the Company issued options to purchase 75,000 shares of common stock in the aggregate to three former independent Board members of GHH. The options have no vesting period, are exercisable at $1.00 per share and expire in 2017.  The estimated fair value of the options $15,248 was included in selling, general and administrative costs in the statement of operations.

On March 21, 2012, the Company issued options to purchase 700,000 shares of common stock in the aggregate to six employees of the Company for services. Options to purchase 400,000 shares of common stock vested immediately, while the remainder vest over two years, are exercisable at $1.00 per share and expire in 2017.  The estimated fair value of all the options is $103,600. The compensation expense related to the options to purchase 400,000 shares of common stock that vest immediately with a total valuation of $59,200 is included in selling, general and administrative expenses.  50% of the remaining options to purchase 300,000 shares of common stock vest each year for two years.  These options to purchase 300,000 shares of common stock, with a total valuation of $44,400, were being amortized, using the straight-line method from March 2012 through February 2014 at the rate of $5,550 per quarter. However, effective October 1, 2012, 50,000 of these options were terminated. Therefore, the remaining 250,000 options are being amortized on the straight-line basis through February 2014 at the rate of $4,625 per quarter.

On July 1, 2012, the Company issued options to purchase 200,000 shares of common stock in the aggregate to six members of the Board of Directors as compensation for board services for the upcoming year. All of these options vest immediately and are exercisable between $0.56 and $0.62 per share and expire in 2017. . The variation in the strike price is due to provisions in the 2008 STOCK INCENTIVE PLAN, which provides that if an Incentive Stock Option is issued to an individual who owns, at the time of grant, more than ten percent (10%) of the total combined voting power of all classes of the Company's Common Stock, the exercise price of such Option shall be at least 110% of the Fair Market Value of the Common Stock on the date of grant and the term of the Option shall not exceed five years from the date of grant. This provision applied to Isaac Blech; hence his strike price was $0.62 per share compared the remaining Board members whose strike price was $0.56 per share. The compensation expense related to these options total $33,117 and is included in general and administrative expense.

On July 18, 2012, the Company issued options to purchase 300,000 shares of common stock to a new member of the Board of Directors. Options to purchase 150,000 shares of common stock vested immediately, while

(F-23)

 the remainder vest ratably over three years, are exercisable at $0.65 per share and expire in 2017. The estimated fair value of these options is $58,350.  The compensation expense related to the options to purchase 150,000 shares of common stock that vest immediately with a total valuation of $29,175 is included in selling, general and administrative expenses. The remaining options, with a total valuation of $29,175, will be amortized using the straight-line method from August 2012 through July 2015 at a rate of $810 per month.

       On August 14, 2012, the Company issued options to purchase 300,000 shares of common stock to an additional new member of the Board of Directors. Options to purchase 150,000 shares of common stock vested immediately, while the remainder vest ratably over three years, are exercisable at $0.65 per share and expire in 2017. The estimated fair value of these options is $60,630.  The compensation expense related to the options to purchase 150,000 shares of common stock that vest immediately with a total valuation of $30,315 is included in selling, general and administrative expenses.  The remaining options, with a total valuation of $30,315, will be amortized using the straight-line method from September 2012 through August 2015 at a rate of $842 per month.

On December 1, 2012, the Company issued options to purchase 50,000 shares of common stock to a new key member of management.  These options vest immediately, are exercisable at $0.80 per share and expire in 2017.  The estimated fair value of these options is $5,525 and is included in general and administrative expense. On December 31, 2012, the Company issued options to purchase 200,000 shares of common stock to an officer of the Company.  These options vest immediately, are exercisable at $0.78 per share and expire in 2017.  The estimated fair value of these options is $48,020 and is included in general and administrative expense. On December 31, 2012, the Company issued options to purchase 100,000 shares of common stock to a key employee of the Company.  These options vest immediately, are exercisable at $0.78 per share and expire in 2017.  The estimated fair value of these options is $24,010 and is included in general and administrative expense. On December 31, 2012, the Company issued options to purchase 1,300,000 shares of common stock to Centurion Holdings, LLC.  Centurion Holdings, LLC is controlled by Joseph J. Grano, Jr. who was awarded these options upon becoming Chairman of the Board of Directors of the Company. These options vest immediately, are exercisable at $0.76 per share and expire in 2017.  The estimated fair value of these options is $304,070. The following represents the activity under the stock incentive plan as of December 31, 2012 and changes during the two years then ended:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,525,000	$0.90
Issued	532,192	$1.03
Outstanding at December 31, 2011	2,057,192	$0.93
Issued	3,307,192	$0.79
Forfeitures	(249,520)	($1.00)
Outstanding at December 31, 2012	5,114,864	$0.84

The following warrants were issued in 2011 and valued using the Black-Scholes valuation method with the key inputs varying as follows:

Exercise price	$0.77 - $1.10
Risk free interest rate	0.94% to 2.99%
Volatility	28.0% - 29.8%
Expected Term	5 Years
Dividend yield	None

In connection with the Series C Convertible Preferred Stock issued on March 3, 2011, the Company issued 7,142,856 detachable warrants.  The fair market value of these warrants was recorded as a liability.  Additionally, pursuant to the Preferred Stock offering, the Company issued 714,285 warrants to the investment bank and 330,000 and 30,000, respectively, to two consultants directly related to the offering. The 330,000 warrants were issued for services, to an individual who subsequently became a Board member. This total of 8,217,141 warrants was valued at the fair market value of the warrants at the issuance date of $2,031,277 and recorded as a derivative liability.  See full discussion in the section above entitled “Series C Convertible Preferred Stock.”

(F-24)

  On March 3, 2011, 240,000 warrants were issued to another Board member for consulting services.  The warrants are exercisable at $0.77 and expire on March 3, 2016. The grant date estimated fair value of the options of $59,328 is included in selling, general and administrative expenses on the statement of operations.

On May 2, 2011, the Company issued 50,000 warrants to a consultant for services related to investor relations/public relations to the Company. The warrants are exercisable at $1.10 and expire on May 2, 2016. The grant date estimated fair value of the options of $12,740 is included in selling, general and administrative expenses on the statement of operations.

On June 1, 2011, the Company issued 33,000 warrants to a consultant for services related to a Director search for the Board of the Company. The warrants are exercisable at $1.10 and expire on June 1, 2016. The grant date estimated fair value of the options of $8,329 is included in selling, general and administrative expenses on the statement of operations.

On June 10, 2011, the Company issued 50,000 warrants to each of its five independent Board members, totaling an issuance of 250,000 warrants. The warrants are exercisable at $1.05 and expire on June 10, 2016. The grant date estimated fair value of the options of $71,200 is included in selling, general and administrative expenses on the statement of operations.

On September 16, 2011, the Company issued 100,000 warrants to a new member of the Board of Directors. The warrants are exercisable at $1.05 and expire on September 16, 2016. The grant date estimated fair value of the options of $8,490 is included in selling, general and administrative expenses on the statement of operations.

On March 5, 2012, contemporaneously with the acquisition of GHH (see Note 1 above), holders of GHH warrants received the immediate right to receive warrants of Premier.  Each GHH option and warrant was replaced by a Premier warrant for the number of shares of Premier common stock that a GHH warrant holder would have received if the GHH warrant had been exercised in full to immediately prior to the merger, based on the exchange ratio calculated without regard to any warrants, and excluding any adjustment resulting from ‘‘price anti-dilution’’ provisions. The aggregate exercise price of the Premier warrant was the same as that of the GHH warrant being replaced. For example, an option to purchase 1,000 GHH shares of common stock at $2.00 per share would be converted into an option to purchase 140 Premier shares at approximately $14.33 per share. If the actual calculation would result in a fraction of a share, the same will be rounded up to a whole share.  Pursuant to this provision of the Agreement and Plan of Merger, GHH warrants to purchase 1,822,567 shares of common stock were converted to Premier warrants to purchase 300,663 shares of common stock with an average exercise price of $14.65 with varying expiration dates.  In November 2012, 44,911 (held by non-employees) of these warrants were cancelled and 13,301 shares of common stock were issued. The strike price for all these warrants is significantly in excess of the fair market price of the stock and such warrants were determined to have de-minimis value at the time of the merger.

The following warrants were issued in 2012 and valued using the Black-Scholes valuation method with the key inputs varying as follows:
Exercise price	$0.80 to $1.10
Risk free interest rate	.63% to 1.22%
Volatility	32.6% to 35.44%
Expected term	4.75 to 5 years
Dividend yield	None

On March 14, 2012, the Company issued warrants to purchase 33,000 shares of common stock to a consultant for services related to a Director search for the Board of the Company. The warrants are exercisable at $1.10 and expire on March 14, 2017. The grant date estimated fair value of the warrants is $5,858, and is included in selling, general and administrative expenses on the statement of operations.

On March 20, 2012, the Company issued warrants to purchase 67,000 shares of common stock to a consultant for services as a success fee related to a Director search for the Board of the Company. The warrants are exercisable at $1.10 and expire on March 20, 2017. The grant date estimated fair value of the warrants is $8,958, and is included in selling, general and administrative expenses on the statement of operations.

(F-25)

On March 21, 2012, the Company issued warrants to purchase 250,000 shares of common stock to a new member of the Board of Directors of the Company. The warrants vest as follows: (i) warrants to purchase 100,000 shares of common stock immediately, (ii) warrants to purchase 50,000 shares of common stock on March 21, 2013, (iii) warrants to purchase 50,000 of common stock on March 21, 2014, and, (iv) warrants to purchase 50,000 shares of common stock on March 21, 2015. The warrants are exercisable at $0.80 and expire on March 21, 2017. Compensation expense related to these warrants will be recognized according to the vesting schedule, with the expense related to the immediately vested warrants to purchase 100,000 shares of common stock of $20,200 recorded in the statement of operations on issuance.  The warrants vesting annually from March 2013 through March 2015 are being expensed annually on a straight line basis, with each annual award being expensed monthly at $842, or $2,526 per quarter. The grant date estimated total fair value of the warrants described above and the straight line amortization of the options over the vesting period are included in selling, general and administrative expenses on the statement of operations as described above.

On March 21, 2012, the Company issued warrants to purchase 150,000 shares of common stock each to two members of the Board of Directors of the Company for services related to merger and acquisition and investor relations activity. The warrants vest immediately, are exercisable at $1.00 and expire on March 21, 2017. The grant date estimated fair value of the warrants is $44,400 and was included in selling, general and administrative expenses on the statement of operations.

On May 4, 2012, the Company issued warrants to purchase 400,000 shares of common stock to a Board member for assuming additional responsibilities as Vice Chairman of the Board of Directors. The warrants vest immediately, are exercisable at $0.80 and expire on May 4, 2017. The grant date estimated fair value of the warrants is $54,360, and is included in selling, general and administrative expenses on the statement of operations.

On July 10, 2012, the Company issued warrants to purchase 50,000 shares of common stock to its investment relations firm as compensation. The warrants vest immediately, are exercisable at $0.80 and expire July 10, 2017. The grant date estimated fair value of the warrants is $5,085, and is included in selling, general and administrative expenses on the statement of operations.

On August 14, 2012, the Company issued warrants to purchase 67,000 shares of common stock to a consultant for services as a success fee related to a Director search for the Board of the Company. The warrants vest immediately, are exercisable at $1.00 and expire August 14, 2017. The grant date estimated fair value of the warrants is $13,541, and is included in selling, general and administrative expenses on the statement of operations.

In connection with the 7% Redeemable Convertible Promissory Notes issued on November 16, 2012, the company issued 750,000 detachable warrants.  The Company accounted for the initial issuance of these Notes in accordance with FASB ASC Topic 470-20 “Debt with Conversion and Other Options”.  Due to the full-ratchet anti-dilution protection in the warrants, they are considered to be derivative instruments. As such, the fair value of the warrants directly associated with the Notes at date of issuance of $117,825 was recorded as a derivative liability, the relative fair value of such warrants of $101,828 was charged to debt discount and the remainder of $15,997 was charged to derivative expense. Additionally, the fair value of the 120,000 placement agent warrants, $18,852, associated with the issuance was also recorded as a derivative liability with an offset to deferred financing costs.

In connection with the Series D 8% Redeemable Convertible Preferred Stock issued on December 26, 2012, the Company issued 2,348,685 detachable warrants and 939,467 warrants to the placement agent.  These warrants contain a ratchet provision and standard anti-dilution protection and are recorded as a derivative liability with an offsetting charge to additional paid in capital and deferred tax asset.

(F-26)

The following represents the activity of warrants as of December 31, 2012, and changes during the two years then ended:

Warrants	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,778,940	$0.78
Issued	8,890,141	$0.78
Outstanding at December 31, 2011	10,669,081	$0.78
Issued	5,325,152	$1.00
Issued pursuant to GHH acquisition	300,663	$14.65
Cancelled	(44,911)	$2.87
Outstanding at December 31, 2012	16,249,985	$1.10

Convertible Debentures and Derivative Liability:

On May 21, 2010, the Company issued a 9 percent senior secured convertible debenture in the principal amount of $350,000 with an 8 percent original issue discount of $28,000 (the “Debenture”). Interest is payable monthly. Beginning January 2011, monthly principal payments of $17,500 were due. The remaining balance at November 2011 of $175,000 was due in full and was paid. The debenture was convertible at a conversion value of $0.70 per share. The Debenture was issued with 500,000 detachable warrants with an exercise price of $0.77 and expires in five years and contains full-ratchet and other standard anti-dilution protections.

The Company has accounted for these transactions in accordance with FASB ASC Topic 470-20 “Debt with Conversion and Other Options”. Due to the full-ratchet anti-dilution protection in the warrants, they are considered to be derivative instruments.  As such, the fair market value of the warrants of $86,950 was recorded as a debt discount and as a derivative liability.

During 2011, principal in the amount of $87,500 was converted to 125,000 shares of common stock at the conversion rate of $0.70 per share.  An early extinguishment loss related to these conversions of $80,315 was also recorded.  In November 2011, the remaining balance of the debentures was paid in full as scheduled. During the year ended December 31, 2011, $256,949 was recorded as non-cash interest expense related to the amortization of debt discounts.

At December 31, 2011, the value of the derivative liability was adjusted to the fair value of the warrants of $26,200 resulting in derivative income on the statement of operations of $45,450 related to this derivative for the year ended December 31, 2011. At December 31, 2012, the value of the derivative liability was adjusted to the fair value of the warrants of $85,350 resulting in derivative expense on the statement of operations of $59,150 related to this derivative for the year ended December 31, 2012.

7% Redeemable Convertible Promissory Notes and Conversion into 8% Redeemable Convertible Series D Preferred Stock:

On November 16, 2012, the Company issued $750,000 of its 7% Redeemable Convertible Promissory Notes (“Promissory Notes”) to accredited investors with simple interest on a 365 basis payable on the maturity date in cash or common stock, at the Company’s option. The Securities consist of 7% Convertible Notes with 50% warrant coverage.  The Promissory Notes will convert at the earlier of 15 months or will automatically convert at the closing of the next round of financing by the Company into the same security as the next round of financing, at the lesser of $0.50 per share or at a 25% discount to the next round of financing and warrants to acquire 50% of the number of shares, with a strike price of the lesser of $0.65 per share or the strike price of the next warrants at such financing.  The warrants have a four year term. The Company can call the warrants if: (i) the shares underlying the warrants are registered and; (ii) the stock, subsequent to registration, trades above $1.30 a day for 10 consecutive trading days and averages in excess of 50,000 shares a day in volume. Weighted average anti-dilution provisions are in place for one year on the stock after conversion and for three years on the warrants. The Company paid $29,614 in legal fees, $9,500 in diligence fees to the placement agent and a success fee of 10% or $75,000 to the placement

(F-27)

agent. The Company received net proceeds of $635,886, issued 750,000 warrants to the note holders and 120,000 warrants to the registered placement agent.

The Company accounted for the initial issuance of these Notes in accordance with FASB ASC Topic 470-20 “Debt with Conversion and Other Options”.  Due to the full-ratchet anti-dilution protection in the warrants, they are considered to be derivative instruments. As such, the fair value of the warrants directly associated with the Promissory Notes at date of issuance of $117,825 was recorded as a derivative liability. Additionally, the fair value of the placement warrants, $18,852, associated with the issuance was also recorded as a derivative liability with a charge to deferred financing costs. In addition, the issuance of the Notes and warrants also included an embedded beneficial conversion feature of $251,828 which was recorded as a debt discount and as additional paid in capital.

In accordance with the Securities Purchase Agreement with the Promissory Notes, the Notes were mandatorily convertible into the next round of financing by the Company into the same security as the next round of financing.  As discussed above, on December 26, 2012, the Company issued $7,046,000 in  Series D 8% Redeemable Convertible Preferred Stock; hence, triggering the mandatory conversion of the Notes into the Series D Preferred Stock.  As a result, the Company had to (i) write-off the unamortized portion of the debt discount and charge the statement of operations with $339,092 in interest expense-debt discount, (ii) write-off the face value of the $750,000 Notes and all of the deferred financing costs associated with the Notes of $132,966, (iii) record the intrinsic value of the embedded beneficial conversion feature associated with the issuance of the Series D Preferred Stock in this conversion of $552,966 by charging deemed dividend to preferred shareholders with an offset to additional paid in capital, and (iv) record the issuance of the Series D Preferred Stock for the par value of the 750 shares into which the Notes converted and record the additional paid in capital of $617,035.

Finally, as described above, all the warrants affiliated with the Notes are considered derivative instruments and were revalued at December 26, 2012. The increase in total derivative valuation from $136,677 at November 16, 2012 to $230,985 at December 26, 2012 of $94,308 was recorded as in increase in the derivative liability and as derivative expense in the statement of operations for the fourth quarter of 2012. There was no change in the liability amount from December 26, 2012 to year end.

Note 13 – Capital Stock Authorized:

In April 2012, the Company increased its authorized shares of capital stock.  Total shares of preferred stock were increased from 5,000,000 to 10,000,000.  During 2012, the Board of Directors designated 15,000 shares of preferred stock as Series D 8% Redeemable Convertible Preferred Stock, and as of December 31, 2012, the Company had issued 7,796 shares of this Preferred Stock.  Subsequent to December 31, 2012, the Company issued an additional 6,080 shares of Series D 8% Redeemable Convertible Preferred Stock.  See Note 23 - Subsequent Events.  The remaining authorized but unissued shares totaling 4,985,000 have not been designated to a specific class.  Total authorized shares of common stock were increased from 45,000,000 to 90,000,000. No shares of the additional authorized common shares have been issued.

Note 14 - Income Taxes:

Significant components of the income tax benefit are summarized as follows:

	2012	2011
Current provision:
Federal	$0	$(101,976)
State	0	0
Deferred provision:
Federal	(108,000)	(479,000)
State	(22,000)	(105,000)
	$(130,000)	$(685,976)

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income before income taxes for the years ended December 31, 2012 and 2011 follows:

(F-28)

	2012	2011
Federal statutory rate	(34.0)%	(34.0)%
Book derivative (income) expense	4.3	(82.2)
Change in valuation allowance	14.4	11.7
Write off of note payable to acquiree company	--	(19.4)
Stock compensation expense	2.7	14.3
Goodwill impairment	15.5	7.5
State income taxes, net of federal income tax benefit	(0.8)	(3.7)
Officers’ life insurance	--	2.9
Meals & Entertainment	0.2	1.2
Other	(3.6)	(5.3)
	(1.3)%	(107.0)%

The Company provides for income taxes using the liability method in accordance with FASB ASC Topic 740 “Income Taxes”.  Deferred income taxes arise from the differences in the recognition of income and expenses for tax purposes.  Deferred tax assets and liabilities are comprised of the following at December 31, 2012 and 2011:

	2012	2011
Deferred income tax assets:
Operating loss carry forward	$1,568,910		$283,000
Derivative liability	921,000		211,000
Accrued compensation	48,000		47,000
Allowance for doubtful accounts	7,000		6,000
Trading securities	0		1,000
Intangible assets	0		196,000
Investment in equity-method investee	0		75,000
Total deferred tax assets	2,544,910		819,000
Less: valuation allowance	(1,623,910)		(75,000)
Deferred income tax assets	$921,000		$744,000

Deferred income tax liabilities:
Property and equipment	$(85,000)		$(29,000)
Total deferred tax liabilities	$(85,000)	$	(29,000)
Net deferred income taxes:
Current	$0		$337,000
Non-current	836,000		378,000
	$836,000		$715,000

A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provided a valuation allowance for all current deferred tax assets ($1,459,000), which is primarily comprised of net operating loss carry forwards of ($1,404,000) and a full valuation allowance for the noncurrent deferred tax asset of $164,910 representing net operating loss carry forwards acquired in the Ecological acquisition on December 31, 2012.  Management made the assessment in the fourth quarter of 2012 that a full valuation allowance for the these deferred tax assets should be provided based on consideration of the net operating losses for the past two years, the results of the ASC 350

(F-29)

analysis and resulting goodwill impairment charge of $4,378,182 in its Energy and Sustainability Solution business segment and the uncertainty surrounding the potential future integration of expenses associated with the acquisition of Ecological, LLC on December 31, 2012, that it was no longer, at this time more likely than not that the deferred tax assets would be recoverable.  In accordance with FASB ASC 740, management will continue to monitor the status of the recoverability of deferred tax assets.  The Company recorded a noncurrent valuation allowance of $75,000 for the year ended December 31, 2011 which was reversed in 2012 due to the underlying deferred tax asset going away.  At December 31, 2012, the Company has an income tax net operating loss carry forward of approximately $673,000 that begins to expire in 2031 and an income tax net operating loss carry forward of approximately $2,882,000 that begins to expire in 2032.

Note 15 - Net Loss Per Share:

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

	2012	2011
Basic:
Numerator –net loss available to common stockholders	$(10,975,049))	$(1,913,193)
Denominator – weighted – average shares outstanding	14,057,162	8,057,471
Net loss per share – Basic and diluted	$(0.78)	$(0.24)

Incremental common shares (not included due to their anti-dilutive nature) :
Stock options	5,114,864	2,057,192
Stock warrants	16,249,985	10,669,081
Convertible preferred stock – Series B	1,160,000	1,160,000
Convertible preferred stock – Series C	7,142,856	7,142,856
Convertible preferred stock – Series D	10,894,685	0
	40,562,390	21,029,129
Note 16 - Commitments and Contingencies:

The Company is obligated under various operating leases for office space and automobiles and is obligated under non-cancelable contracts with job search firms.

The future minimum payments under non-cancelable operating leases and non-cancelable contracts with initial remaining terms in excess of one year (including the related party lease), as of December 31, 2012, are as follows:

2013	$ 539,297
2014	$ 359,310
2015	$ 313,757
2016	$ 228,282
2017	$ 235,374

(F-30)

The leases cover office premises and leased vehicles.  Of these leases a total of $52,146 is allocated for vehicle leases and $1,565,652 is for office premises. Non-cancellable contracts with talent acquisition search engines account for $58,222 of the obligations. The above schedule of contractual obligations does not include dividends on preferred stock as they have not been declared, and the Company has the option of paying the dividends in cash or common stock of the Company at its discretion.  The Company has several employment contracts in place with key management which are in the normal course and have not been included in the above table.

Expenses for operating leases during 2012 and 2011 were approximately $426,908 and $366,576, respectively.

The Company has a three percent ownership interest in a limited liability company that owns approximately 33 percent of the building the Company leases office space from in Charlotte, North Carolina.  Additionally, an individual stockholder of the Company owns approximately 30 percent of the same limited liability company.  Rent expense pertaining to this operating lease during 2012 and 2011 was approximately $111,961 and $162,248, respectively.

Note 17 - Employee Benefit Plan:

The Company has a 401(k) plan which covers substantially all employees.  Plan participants can make voluntary contributions of up to 15 percent of compensation, subject to certain limitations.  Under this plan, the Company matches a portion of employee deferrals.  Total company contributions to the plan for the years ended December 31, 2012 and 2011 were approximately $22,925 and $37,023, respectively.

Note 18 - Advertising:

The Company expenses advertising costs as incurred.  Advertising expenses for the years ended December 31, 2012 and 2011 were $9,356 and $15,140, respectively.

Note 19 - Major Customers:

Approximately 33 and 42 percent of total revenues were earned from the Company’s top three customers for the years ended December 31, 2012 and 2011, respectively.

Note 20 - Segment Information:

FASB ASC Topic 280, “Segment Reporting”, establishes standards for reporting information regarding operating segments in annual financial statements.  The Company, effective with its acquisition of GHH on March 5, 2012, operates in two business segments: the Risk/Compliance segment and the Energy and Sustainability Solutions segment.  For the Risk Compliance segment, the business consists of providing business advisory, consulting and resource services to clients. Premier provides services through three primary delivery channels: GRC (Governance, Risk and Compliance), BP&T (Business Performance and Technology), and F&A (Finance and Accounting). GHH, a wholly owned subsidiary, operates as the Energy and Sustainability Solutions segment of Premier, and has two “vertical operations” consisting of Energy Efficiency and Sustainable Infrastructure. GHH’s primary focus is on energy related projects.  Ecological also is part of the Energy and Sustainability Solutions segment; however, it was only acquired on December 31, 2012 and has no operations for 2012 reflected in these financial statements.

The performance of the business is evaluated at the segment level.  Cash, debt and financing matters are managed centrally.  These segments operate as one from an accounting and overall executive management perspective, though each segment has senior management in place; however they are differentiated from a marketing and customer presentation perspective, though cross-selling opportunities exist and continue to be pursued.  Condensed summary segment information follows for the year ended December 31, 2012; however, the Energy Efficiency and Sustainable Solutions segment only includes the period beginning March 5, 2012 (the date of acquisition) for GHH and from a total assets perspective, includes Ecological as of December 31, 2012:

(F-31)

Revenue:
Risk/Compliance Solutions	$16,524,648
Energy and Sustainability Solutions	2,947,367

Loss from operations:
Risk/Compliance Solutions	(2,104,720)
Energy and Sustainability Solutions	(1,526,237)

Total Assets:
Risk/Compliance Solutions	10,362,501
Energy and Sustainability Solutions	13,632,836 *

*     Total assets for the Energy and Sustainability Solutions segment include $4,772,610 in goodwill for Greenhouse and $6,063,119 for Ecological, respectively at December 31, 2012.

Note 21 – Summary Pro-Forma Financial Information (unaudited):

The following unaudited summary pro-forma data summarizes the results of operations for the years ended December 31, 2012 and 2011 as if the purchase of Greenhouse Holdings, Inc. and Ecological, LLC had all been completed January 1, 2011.  The summary pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2011.

	December 31, 2012	December 31, 2011
Net revenues	$20,612,365	$21,815,392
Operating loss	(5,776,000)	(8,051,265)
Net loss per share – basic	$(0.26)	$(0.37)
Net loss per share- diluted	$(0.26)	$(0.37)

Note 22 – Related Party Transactions

On February 8, 2012, the Company paid dividends on its Series C Preferred Stock in Common Stock of the Company.  Of this dividend, $105,000, equating to 141,893 shares was paid to River Charitable Remainder Unitrust f/b/o Isaac Blech, which is controlled by Isaac Blech, Vice Chairman of the Company’s Board of Directors.  On February 1, 2013, the Company also paid dividends on its Series C Preferred Stock in Common Stock of the Company – see Note 23 – Subsequent Events below.  Of this dividend, $140,000, equating to 175,000 shares was paid to River Charitable Remainder Unitrust f/b/o Isaac Blech, which is controlled by Isaac Blech, Vice Chairman of the Company’s Board of Directors.

During the three months ended March 31, 2012, the Company engaged two board members to provide additional services as board members related to merger and acquisition and investment relations activity.  These board members each received warrants to purchase 150,000 shares of common stock for these services – see Note 7 above for further discussion.  In addition each board member was to be compensated $20,000.  On April 27, 2012, the Company paid $20,000 each to the two board members.

Note 23 – Subsequent Events:

The Company reached a settlement in a dispute between Greenhouse Holding, Inc. and its former financial advisor in October 2012.  This settlement required Premier to pay $30,000 in cash and 242,000 in Premier shares

(F-32)

valued at $0.70 per share ($169,400).  The total amount of $199,400 was accrued in other accrued expenses at December 31, 2012.  The 242,000 shares were issued on January 31, 2013.

The Series B preferred stock accrues 7 percent per annum dividends. The dividends began accruing April 30, 2010, and are cumulative.  Dividends are payable annually in arrears.  At December 31, 2012, $56,840 of dividends has accrued on these shares, respectively.  However, they are unrecorded on the Company’s books until declared. On January 28, 2013 the Company declared dividends on its Series B and the Company paid the dividends in Company common stock.  On February 1, 2013, the Company issued 71,050 shares to the 7% Series B Convertible Preferred Stockholders.

The Series C preferred stock accrues 7 percent per annum dividends. The dividends began accruing March 3, 2011, and are cumulative.  Dividends are payable annually in arrears. At December 31, 2012, $350,000 of dividends has accrued on these shares. However, they are unrecorded on the Company’s books until declared. On January 28, 2013 the Company declared dividends on its Series C and the Company paid the dividends in Company common stock.  On February 1, 2013, the Company issued 437,500 shares to the 7% Series C Convertible Preferred Stockholders.

Effective January 23, 2013, the Company and its financial institution entered into a loan modification under the current line of credit. The Company incurred $8,275 in deferred loan costs with this modification.  All terms remain the same with the maturity date extended to until July 19, 2013, as negotiations continue to increase the line of credit and the advance rate. The current line of credit is limited to a borrowing base of 75% of eligible receivables or $1,500,000.

On January 25, 2013, the Company closed an additional private placement financing from the sale of its Series D 8% Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) to accredited investors. The Company sold 3,955 shares of its Series D Preferred Stock and issued 1,318,363 warrants, with an exercise price of $1.125, for gross proceeds of $3,955,001. In connection with the sale of these securities, $395,500 was paid and 527,334 warrants were issued, with an exercise price of $1.125, to a registered broker. In addition, Blue Sky filing fees of $1,550 were incurred.  The Company received net proceeds of $3,557,951.

On February 10, 2012, the Company amended the Agreement with ERMS providing that the additional 82,192 in stock options and the additional payment of $30,000 can be made in cash, stock or stock options at the Company’s discretion by February 10, 2013, if the ERMS business reporting unit gross revenue is equal to or greater than $2,000,000 and gross margin is at least 30% for the 2012 calendar year. On February 10, 2012, the Company issued the 82,192 options at an option price of $1.00. The Company has $40,805 accrued as a note payable to ERMS at December 31, 2012 for total potential obligations. On February 22, 2013, the Company made the final payment of $40,805 in cash.

On February 26, 2013, the Company closed the final private placement financing from the sale of its Series D Preferred Stock to accredited investors. The Company sold 2,125 shares of its Series D Preferred Stock and issued 708,344 warrants, with an exercise price of $1.125, for gross proceeds of $2,125,000. In connection with the sale of these securities, $212,500 was paid and 283,334 warrants were issued, with an exercise price of $1.125, to a registered broker. In addition, legal fees of $18,300 were incurred.  The Company received net proceeds of $1,894,200.

(F-33)