Form 10-Q
period 2013-03-31
PREMIER ALLIANCE GROUP, INC.
filed 2013-05-14
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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
[ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 23,082,237 shares of common stock were outstanding as of May 9, 2013.

	Page
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	2

Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	2

Consolidated Statements of Operations (Unaudited) for the Three Ended March 31, 2013 and March 31, 2012	4

Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2013 and March 31, 2012	5

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults Upon Senior Securities	36

Item 4. Mine Safety Disclosures	36

Item 5. Other Information	36

Item 6. Exhibits	36

Signatures	37
Exhibits / Certifications
Exhibit 31.1 - CEO
Exhibit 31.2 - CFO
Exhibit 32.1 – CEO
Exhibit 32.2 – CFO
101.INS * - XBRL Instance Document.		.
101.SCH * - XBRL Taxonomy Extension Schema Document.
101.CAL * - XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF * - XBRL Taxonomy Extension Definition Linkbase Document.		.
101.LAB * - XBRL Taxonomy Extension Label Linkbase Document.
101.PRE * - XBRL Taxonomy Extension Presentation Linkbase Document.

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

PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND DECEMBER 31, 2012

	(Unaudited)
	March 31,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash	$9,240,643	$4,471,102
Accounts receivable	3,579,372	2,689,724
Marketable securities	32,508	31,107
Cost and estimated earnings in excess of billings	602,914	361,858
Prepaid expenses and other current assets	134,142	142,668

Total current assets	13,589,579	7,696,459

PROPERTY AND EQUIPMENT - at cost less
accumulated depreciation	555,838	540,570

OTHER ASSETS:
Goodwill	13,153,497	13,153,497
Intangible assets – net	1,081,381	1,155,949
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers’ life insurance	389,454	365,830
Deferred tax asset	694,000	921,000
Deposits and other assets	59,636	62,032

Total other assets	15,477,968	15,758,308

TOTAL ASSETS	$29,623,385	$23,995,337

See Notes to Consolidated Financial Statements

	(Unaudited) March 31, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable to bank	$1,122,048	$1,094,263
Current portion of long-term debt	123,870	175,785
Accounts payable	1,654,851	1,397,837
Billings in excess of costs and estimated earnings	795,152	165,865
Accrued expenses	1,163,217	1,235,259
Total current liabilities	4,859,138	4,069,009

NONCURRENT LIABILITIES:
Long term debt – net of current portion	8,334	--
Derivative liability	1,807,917	2,385,930
Deferred tax liability	83,000	85,000

Total noncurrent liabilities	1,899,251	2,470,930

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 4,985,000 shares authorized, no shares issued or outstanding	--	--
Class B convertible preferred stock, $.001 par value, 2,500,000 shares authorized, 1,160000 shares issued and outstanding	1,160	1,160
Class C convertible preferred stock, $.001 par value, 2,500,000 shares authorized, 2,380,952 shares issues and outstanding	2,381	2,381
Class D convertible preferred stock, $001 par value, 15,000 shares authorized, 13,876 and 7,796 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	14	8
Common stock, $.001 par value, 90,000,000 shares authorized, 23,082,237 and 22,331,687 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively,	23,084	22,332
Additional paid-in capital	37,891,713	31,601,652
Accumulated deficit	(15,053,356)	(14,172,135)

Total stockholders’ equity	22,864,996	17,455,398

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,623,385	$23,995,337

See Notes to Consolidated Financial Statements

PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2013	March 31, 2012

NET REVENUE	$5,653,179	$4,785,790
OPERATING EXPENSES:
Cost of revenues	4,057,755	3,705,029
Selling, general and administrative	2,088,682	1,846,370
Depreciation and amortization	96,597	43,212
Total operating expenses	6,243,034	5,594,611
LOSS FROM OPERATIONS	(589,855)	(808,821)

OTHER (EXPENSE) INCOME:
Interest expense, net	(12,043)	(10,387)
Gain on marketable securities	1,400	25
Officers’ life insurance	23,624	39,398
Derivative income (expense)	982,110	(1,803,850)
Interest income	2,909	16,429
Other income	3,251	7,691
Total other (expense) income	1,001,251	(1,750,694)

INCOME (LOSS) BEFORE INCOME TAXES	411,396	(2,559,515)
INCOME TAX (EXPENSE) BENEFIT	(376,000)	465,962
NET INCOME (LOSS)	35,396	(2,093,553)
PREFERRED STOCK DIVIDENDS	(406,840)	(321,218)
DEEMED DIVIDEND ON PREFERRED STOCK	(509,737)	--
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(881,181)	$(2,414,771)

Net loss per share:
Basic	$(0.04)	$(0.23)
Diluted	$(0.04)	$(0.23)
Weighted average number of shares:
Basic	22,826,691	10,345,796
Diluted	22,826,691	10,345,796

PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net Income (loss)	$35,396	$(2,093,553)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	96,597	43,212
Increase in cash surrender value
of officers’ life insurance	(23,624)	(39,398)
(Income) expense from change in value of derivatives	(982,110)	1,803,850
Deferred income taxes	376,000	(466,000)
Stock option / warrant compensation expense	5,788	163,170
Equity in gain of equity-method investee	--	58,842
Changes in operating assets and liabilities:
Increase in accounts receivable	(889,648)	(692,653)
Increase in marketable securities	(1,401)	(2,201)
Increase in costs and estimated earnings in excess of billings	(241,056)	(56,424)
Decrease (increase) in prepaid expenses	8,526	(5,966)
Decrease (increase) in deposits and other assets	2,396	(12,146)
Increase in accounts payable and accrued expenses	354,372	152,364
Increase in billings in excess of costs and estimated earnings	629,287	302,224
Increase in income taxes payable	--	(1,976)
Net cash used in operating activities	(629,477)	(846,655)

Cash flows from investing activities:
Issuance of notes receivable	--	(195,229)
Deferred stock issuance costs	--	(192,940)
Cash acquired in GHH acquisition	--	106,641
Purchases of property and equipment	(37,298)	(12,516)
Net cash used in investing activities	(37,298)	(294,044)

Cash flows from financing activities:
Issuance of Class D Preferred stock	5,452,150	--
Payments on long-term debt	(51,916)	(26,089)
Proceeds on line of credit	27,785	435,066
Increase in long-term debt	8,297	--
Net cash provided by financing activities	5,436,316	408,977

Net increase (decrease) in cash	4,769,541	(731,722)

Cash - beginning of period	4,471,102	3,051,407

Cash - end of period	$9,240,643	$2,319,685

PREMIER ALLIANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

Note 1 – Basis of Presentation:

The accompanying unaudited interim consolidated financial statements of Premier Alliance Group, Inc. (“Premier” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2012 as reported in the 10-K have been omitted.

The consolidated financial statements include historical Premier Alliance Group, Inc. and its acquisition of GreenHouse Holdings, Inc. (hereinafter “GHH”) effective March 5, 2012 – see Note 2 below.  GHH has five wholly owned subsidiaries as follows: (i) Green House Holdings, Inc., a Nevada corporation, (ii) Control Engineering, Inc., a Delaware corporation, (iii) Life Protection, Inc., a North Carolina corporation, (iv) Green House Soluciones, S. A., incorporated under the laws of Mexico, and, (v) R Squared Contracting, Inc., a California corporation.  R Squared Contracting, involved in residential energy, ceased doing business in May 2011 and is a dormant corporation.   See Note 2 below for further discussion of this business acquisition.  On December 31, 2012, we acquired Ecological, LLC – see Note 2 below; hence, the balance sheet at December 31, 2012 includes the balance sheet of Ecological and the period from January through March 2013 includes their operations results.

Note 2 – Business Combinations:

Greenhouse Holdings, Inc.

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

 Pursuant to the terms of the Merger Agreement, we agreed to issue a certain amount of our common stock on a fully diluted basis, subject to adjustments provided in the Merger Agreement. As part of the stock consideration paid to GHH, 1,331,188 shares of our common stock were placed in an escrow account.  Such escrowed shares are to be released at a later date upon the achievement of certain revenue goals and the satisfaction of certain indemnification obligations. If the escrowed shares are released, GHH stockholders will own, in the aggregate, 17.1% of the combined company. The escrowed shares will accrue quarterly, on a pro-rata basis, to the extent that GHH revenues, over a four calendar quarter measurement period exceed $12 million. If these conditions are not met, the escrowed shares will be returned to us. Effective March 31, 2013, the four calendar quarter measurement period pursuant to the GHH aggregate revenue required in order to release the escrowed shares expired, and the minimum revenues were not attained. However, in in spite of a number of non-controllable external factors arising, GHH made measurable progress on many fronts.  The
Board of Directors is taking this under immediate advisement to determine if an extension is warranted for the measurement period and the course of action for the Company.

The acquisition has been accounted for under the purchase method. The purchase method requires that the total consideration paid for an aquiree, be allocated first to the fair value of assets acquired and liabilities assumed of the acquired company. Any excess purchase price is then allocated first to identifiable intangible assets and any residual to goodwill.  Intangibles are amortized into the statement of operations over their estimated useful life.  Goodwill is not amortized.  However, at least annually, an impairment test is required for intangibles and goodwill. See Critical Accounting Policies in the Managements’ Discussion and Analysis of Financial Condition and Result of Operations section below. The purchase price was determined by the total market value of the 7,114,482 newly-issued shares (including the escrowed shares) on March 5, 2012 ($6,403,293), plus the total loans outstanding made by us to GHH at the date of the acquisition ($1,030,407), for total consideration of $7,433,700. We incurred deferred financing costs associated with the issuance of the stock (including legal fees, accounting fees, printing fees, etc.) totaling $323,963, and paid a registered investment adviser a referral fee in stock (valued at $120,639) and $64,960 in cash.  These costs were charged against additional paid in capital.  The following table presents the purchase price allocation of the consideration paid, the assets acquired and the liabilities assumed:

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

In the initial purchase price allocation on March 5, 2012, $458,000 was allocated to a deferred tax asset relating to future utilization of net operating losses acquired in the GHH acquisition, subject to statutory limitations.  However, after further analysis and review of operations of GHH, the Company made an adjustment during 2012 to the initial purchase price allocation, removing the deferred tax asset of $458,000 and increasing goodwill from $8,692,792 to $9,150,792. This change did not have any impact on reported results of operations during 2012.

During the Company’s annual goodwill testing for 2012, pursuant to ASC 350 and its requisite Step 1 and Step 2 tests, a goodwill impairment write down of $4,378,182 was recorded for the year ended December 31, 2012, adjusting the goodwill value above of $9,150,792, to the revalued amount at December 31, 2012 of $4,772,610.

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

In consideration of the Purchased Assets (as defined in the Agreement), we  paid to Ecological (a) the sum of $3,000,000 in cash ($1,000,000 of which was required to remain on the balance sheet of Ecological Partners, LLC subsequent to acquisition), and (b) such number of restricted shares of our common stock equal to $3,956,256, based on the 5-day volume weighted average closing price (“VWAP”) of the common stock for the five days prior to the date the Agreement was executed, as stated on the OTC Bulletin Board (the “Shares”). Accordingly, the VWAP was $0.62 per share resulting in 6,381,059 shares being issued.  In accordance with purchase accounting rules, the transaction must be valued at the stock price at the closing date at December 31, 2012 of $0.76 per share. We entered into an employment agreement with Brian King, one of the principals of Ecological, and another principal, Joseph Grano, Jr., accepted the position as our Chairman of the Board of Directors.

We paid a registered investment adviser a referral fee in stock (valued at $120,000) and $120,000 in cash, the sum of which, $240,000, was charged to selling, general and administrative expense as a transaction cost. Legal fees related to the issuance of stock totaling $37,324 were charged to additional paid in capital.

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

The acquired intangibles include customer relationships valued at $526,559 which are being amortized over five years beginning January 1, 2013, and trade name valued at $50,000  which are being amortized over seven years also beginning January 1, 2013. The Company also acquired a deferred tax asset representing the estimated tax benefits related to net operating loss carry forwards in the acquisition in the amount of $164,910.  A full valuation allowance was provided at acquisition for this deferred tax asset and at March 31, 2013.  Both goodwill and intangibles outlined above are fully deductible for tax purposes as this was a taxable transaction.

Note 3 – Line of Credit Modification

Effective January 23, 2013, the Company and its financial institution entered into a loan modification under the current line of credit. The Company incurred $8,275 in deferred loan costs with this modification.  All terms remain the same with the maturity date extended to July 19, 2013, as negotiations and alternatives are reviewed to increase the line of credit and the advance rate. The current line of credit is limited to a borrowing base of 75% of eligible receivables or $1,500,000.  At December 31, 2012, the Company was not in compliance with the debt service coverage covenant contained in the loan agreement, but subsequently received a waiver from the bank regarding such non-compliance. Outstanding borrowings at March 31, 2013 under the revolving line of credit, classified as note payable to bank on the balance sheet, were $1,122,048.

Note 4 – Pro-Forma Financial Information (unaudited):

The following unaudited pro-forma data summarizes the results of operations for the three months ended March 31, 2012, as if the purchase of Greenhouse Holdings, Inc. and Ecological, LLC had been completed January 1, 2012. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2012.

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
Net revenues	N/A	*	$5,261,040
Operating loss	N/A	*	(1,851,413)
Net loss per share – basic and fully diluted	N/A	*	$(0.10)

*    All entities were consolidated effective January 1, 2013; therefore; the results of operations are included in their totality in these financial statements.

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

As of March 31, 2013, 1,200,000 shares of the Series B Preferred Stock have been issued, 40,000 shares have been converted into common stock, leaving 1,160,000 shares outstanding.  Dividends paid in the first quarter of 2012 on these preferred shares totaled $58,718 and were paid by issuing 61,340 shares of the Company’s common stock.  Dividends paid in the first quarter of 2013 on these preferred shares totaled $56,840 and were paid by issuing 71,050 shares (based on the market price of the Company’s stock at the date of issuance) of the Company’s common stock.

Note 6 – Series C Convertible Preferred Stock:

On March 1, 2011, and as amended on March 3, 2011, the Company designated 2,500,000 shares of its preferred stock as Series C Convertible Preferred Stock, $.001 par value per share (“Series C Preferred Stock”), each share is priced at $2.10 and includes a warrant to purchase 3 shares of common stock at an exercise price of $0.77 which expires in 5 years. The Series C Preferred Stock (a) is convertible into three shares of  common stock, subject to certain adjustments, (b) pays 7% dividends per annum, payable annually in cash or shares of common stock, at the Company’s election and (c) is automatically converted into common stock if the price of the Company’s common stock exceed $2.50 for 30 consecutive trading days.

On March 3, 2011, the Company closed an offering of its securities to accredited investors.  The Company sold 2,380,952 shares of Series C Preferred Stock and warrants to purchase 7,142,856 shares of common stock, for gross proceeds of $5,000,000. In connection with the sale of these securities a registered securities broker was paid $650,000 and was issued warrants to purchase 714,285 shares of common stock (with an exercise price of $0.77), as an advisory fee.  In addition, a registered securities broker was paid $100,000 and was issued warrants to purchase 360,000 shares of common stock (with an exercise price of $0.77) as an advisory/finder’s fee.  The issuance of these preferred shares contained an embedded beneficial conversion feature the intrinsic value of which is $1,913,592 and was recorded as a deemed dividend to preferred shareholders for the three months ended March 31, 2011.

The aggregate number of warrants to purchase 8,217,141 shares of common stock, issued in connection with the Series C Preferred Stock, contains full-ratchet anti-dilution provisions that require them to be recorded as a derivative instrument. The derivative liability was adjusted to the fair market value of the warrants at March 31, 2013 of $1,012,728, with the change in value of $573,180 being recorded as derivative income on the statement of operations for the three months ended March 31, 2013.

Dividends were declared and paid on the Series C Preferred Stock in February 2012 in the amount of $262,500 and were paid by the issuance 354,730 shares of Company common stock. Dividends were declared and paid on the Series C Preferred Stock in February 2013 in the amount of $350,000 and were paid by the issuance 437,500 (based on the market price of the Company’s stock at the date of issuance) shares of Company common stock.

Note 7 – Series D Convertible Preferred Stock:

In October 2012, the Company designated up to 15,000 shares of Series D 8% Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) and a warrant to purchase ¼ of the number of shares of the Company’s common stock issuable upon conversion of one share of the Preferred Stock.  The purchase price of one share is $1,000.  Dividends are 8% per annum, payable semi-annually in cash or shares of common stock at the Company’s option.  The Series D Preferred Stock is convertible into common stock at the total purchase price divided by $0.75 (the “conversion rate”), and collectively, the “conversion price”.  The warrants are for a term of five years and have a strike price of $1.125 per share. The Preferred Stock shall automatically convert into common stock, at the conversion rate, upon (i) the completion of a firm commitment underwritten public offering of the Company’s shares of common stock resulting in net proceeds to the Company of at least $10,000,000 and is offered at a price per share equal to at least 200% of the conversion price (subject to adjustment for any stock splits, stock dividends, etc.), (ii) upon the affirmative vote of the holders of a majority of the outstanding shares of Preferred Stock, or (iii) on the second anniversary of the issue date of the Preferred Stock.  The Preferred Stock contains anti-dilution protection.  Holders of the Preferred Stock shall vote together with the holders of common stock on an as-converted basis.

On December 26, 2012, the Company closed an offering of this Series D Preferred Stock to accredited investors. The Company sold 7,046 shares of Series D Preferred Stock and 2,348,685 warrants, with an exercise price of $1.125, for gross proceeds of $7,046,000.  In connection with the sale of these securities, $704,600 was paid and 939,467 warrants were issued, with an exercise price of $1.125, to a registered broker. In addition, $100,000 and $6,500 in legal and escrow fees were paid.  The Company received net proceeds of $6,234,900.  The issuance of this Series D Preferred Stock contained an embedded beneficial conversion feature, the intrinsic value of which was $599,084 and was recorded as a deemed dividend to preferred shareholders during the year ended December 31, 2012.

The combined 3,288,152 warrants issued in connection with the Series D Preferred Stock contain full-ratchet anti-dilution provisions that require them to be recorded as a derivative instrument. The fair value of these derivatives were valued at $483,687 and recorded as a derivative liability with a corresponding non-current deferred tax asset of $184,000 at December 31, 2012.  See below for total fair value of all derivatives related to all Series D Preferred Stock issuances, inclusive of the original Series D Preferred Stock issuance in December 2012, the additional Series D Preferred Stock issued in January and February 2013 (described immediately below).

Additionally, the Company issued 7% Redeemable Convertible Promissory Notes and Warrants (“Promissory Notes”) on November 16, 2012.  These Promissory Notes were mandatorily convertible into the “next round of financing” by the Company.  The next round of financing was the Series D Preferred Stock described above.  See 7% Redeemable Convertible Promissory Notes and Conversion into 8% Redeemable Convertible Series D Preferred Stock - Note 8. below for a detail description of the original issue of these Promissory Notes and their subsequent mandatory conversion into the Series D Preferred Stock. See Note 8 for further discussion of the 7% Redeemable Convertible Promissory Notes and Warrants (“Promissory Notes”) and the valuation related to the warrants directly associated with the Series D Preferred Stock resulting from the mandatory conversion of these Promissory Notes and the related derivatives and income impact for the three months ended March 31, 2013.

On January 25, 2013, the Company closed an additional private placement financing from the sale of the Series D Preferred Stock under identical terms as described above to accredited investors. The Company sold 3,955 shares and 1,318,363 warrants, with an exercise price of $1.125, for gross proceeds of $3,955,001. In connection with the sale of this issuance of securities, $395,500 was paid in cash and 527,334 warrants were issued, with an exercise price of $1.125, to a registered broker. In addition, Blue Sky filing fees of $1,550 were incurred.  The Company received net proceeds of $3,557,951. The issuance of this round of Series D Preferred Stock contained an embedded beneficial conversion feature, the intrinsic value of which was $509,737, and was recorded as a deemed dividend to preferred shareholders during the three months ended March 31, 2012.  Also, the combined 1,845,697 warrants issued directly associated with this January 25, 2013 additional private placement contain full-ratchet anti-dilution provisions that require them to be recorded as a derivative instrument. The fair value of these derivatives were valued at the January 25, 2013 date of issuance at $307,309 and were recorded as a derivative liability with a corresponding non-current deferred tax asset of $118,000 at that time.  The fair value of these derivatives at March 31, 2013 and the change in value since their January 25, 2013 issuance are addressed below in conjunction with the total fair value of all derivatives associated with the Series D Preferred Stock, and the valuation of the derivatives associated with the 7% Redeemable Convertible Promissory Notes and Warrants (“Promissory Notes”) on November 16, 2012.

On February 26, 2013, the Company closed the final private placement financing from the sale of the Series D Preferred Stock under identical terms as described above to accredited investors. The Company sold 1,125 shares and issued 708,344 warrants, with an exercise price of $1.125, for gross proceeds of $2,125,000. In connection with the sale of this issuance of securities, $212,500 was paid in cash and 283,334 warrants were issued, with an exercise price of $1.125, to a registered broker. In addition, legal fees of $18,300 were incurred.  The Company received net proceeds of $1,894,200. This issuance of this final round of Series D Preferred Stock did not contain an embedded beneficial conversion feature.  The combined 991,678 warrants issued directly associated with this February 26, 2013 additional private placement contain full-ratchet anti-dilution provisions that require them to be recorded as a derivative instrument. The fair value of these derivatives were valued at the February 26, 2013 date of issuance at $96,788 and were recorded as a derivative liability with a corresponding non-current deferred tax asset of $33,000 at that time.  The fair value of these derivatives at March 31, 2013 and the change in value since their February 26, 2013 issuance are addressed below in conjunction with the total fair value of all derivatives associated with the Series D Preferred Stock, and the valuation of the derivatives associated with the 7% Redeemable Convertible Promissory Notes and Warrants (“Promissory Notes”) on November 16, 2012.

For all warrants directly associated with the three issuances of Series D Preferred Stock, the derivative liability for each of the December 26, 2012, January 25, 2013 and February 26, 2013 warrants was adjusted to the collective fair market value of all the warrants at March 31, 2013 of $584,112, with the collective change in value from either December 31, 2012, or their respective recording at issuance on January 25, 2013 or February 26, 2013, of $303,672 was recorded as derivative income on the statement of operations for the three months ended March 31, 2013.

Note 8 – 7% Redeemable Convertible Promissory Notes and Conversion into 8% Redeemable
               Convertible Series D Preferred Stock:

On November 16, 2012, the Company issued $750,000 of its 7% Redeemable Convertible Promissory Notes (“Promissory Notes”) to accredited investors with simple interest on a 365 day basis payable on the maturity date in cash or common stock, at the Company’s option. The Securities consist of 7% Convertible Notes with 50% warrant coverage.  The Promissory Notes will convert at the earlier of 15 months or will automatically convert at the closing of the next round of financing by the Company into the same security as the next round of financing, at the lesser of $0.50 per share or at a 25% discount to the next round of financing and warrants to acquire 50% of the number of shares, with a strike price of the lesser of $0.65 per share or the strike price of the next warrants at such financing.  The warrants have a four year term. The Company can call the warrants if: (i) the shares underlying the warrants are registered and; (ii) the stock, subsequent to registration, trades above $1.30 a day for 10 consecutive trading days and averages in excess of 50,000 shares a day in volume. Weighted average anti-dilution provisions are in place for one year on the stock after conversion and for three years on the warrants. The Company paid $29,614 in legal fees, $9,500 in diligence fees to the placement agent and a success fee of 10% or $75,000 to the placement agent. The Company received net proceeds of $635,886, issued 750,000 warrants to the note holders and 120,000 warrants to the registered placement agent.

The Company accounted for the initial issuance of these Notes in accordance with FASB ASC Topic 470-20 “Debt with Conversion and Other Options”.  Due to the full-ratchet anti-dilution protection in the warrants, they are considered to be derivative instruments. As such, the fair value of the warrants directly associated with the Promissory Notes at date of issuance of $117,825 was recorded as a derivative liability. Additionally, the fair value of the placement warrants, $18,852, associated with the issuance was also recorded as a derivative liability with a charge to deferred financing costs. In addition, the issuance of the Notes and warrants also included an embedded beneficial conversion feature of $251,828 which was recorded as a debt discount and as additional paid in capital in the fourth quarter of December 2012.

In accordance with the Securities Purchase Agreement with the Promissory Notes, the Notes were mandatorily convertible into the next round of financing by the Company into the same security as the next round of financing.  As discussed above, on December 26, 2012, the Company issued $7,046,000 in  Series D Preferred Stock; hence, triggering the mandatory conversion of the Notes into the Series D Preferred Stock.  As a result, in the fourth quarter of December 2012, the Company had to (i) write-off the unamortized portion of the debt discount and charge the statement of operations with $339,092 in interest expense-debt discount, (ii) write-off the face value of the $750,000 Notes and all of the deferred financing costs associated with the Notes of $132,966, (iii) record the intrinsic value of the embedded beneficial conversion feature associated with the issuance of the Series D Preferred Stock in this conversion of $552,966 by charging deemed dividend to preferred shareholders with an offset to additional paid in capital, and (iv) record the issuance of the Series D Preferred Stock for the par value of the 750 shares into which the Notes converted and record the additional paid in capital of $617,035.

Finally, as described above, all the warrants affiliated with the Notes are considered derivative instruments and were revalued at December 26, 2012. The increase in total derivative valuation from $136,677 at November 16, 2012 to $230,985 at December 26, 2012 of $94,308 was recorded as an increase in the derivative liability and as derivative expense in the statement of operations for the fourth quarter of 2012. There was no change in the liability amount from December 26, 2012 to year end. The derivative liability was adjusted to the fair market value of the warrants at March 31, 2013 of $159,699, with the change in value of $71,286 being recorded as derivative income on the statement of operations for the three months ended March 31, 2013.

Note 9 – Convertible Debenture:

      On May 21, 2010, the Company issued a 9% senior secured convertible debenture in the principal amount of $350,000 with an 8% original issue discount of $28,000 (the “Debenture”). The Debenture was paid in full in November 2011.  However, the Debenture was issued with detachable warrants to purchase 500,000 shares of common stock with an exercise price of $0.77 which expire in five years and contain full-ratchet and other standard anti-dilution protections.

Due to the full-ratchet anti-dilution protection in the warrants, they are considered to be derivative instruments.  The derivative liability was adjusted to the fair market value of the warrants at March 31, 2013 of $51,377, with the change in value of $33,973 being recorded as derivative income on the statement of operations for the three months ended March 31, 2013.

Note 10 – Stock Options and Warrants:

There were no options issued in the three months ended March 31, 2013 under the 2008 Stock Incentive Plan. The following table represents the activity under the stock incentive plan as of March 31, 2013 and changes during each period:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,525,000	$0.90
Issued	532,192	$1.03
Outstanding at December 31, 2011	2,057,192	$0.93
Issued	3,307,192	$0.79
Forfeitures	(249,520)	($1.00)
Outstanding at December 31, 2012	5,114,864	$0.84
Activity – January – March 2013	--	--
Outstanding at March 31, 2013	5,114,864	$0.84

On March 5, 2012, contemporaneously with the acquisition of GHH (see Note 2 above), holders of GHH warrants received the immediate right to receive warrants of Premier.  Each GHH warrant was replaced by a Premier warrant for the number of shares of Premier common stock that a GHH warrant holder would have received if the GHH warrant had been exercised in full to immediately prior to the merger, based on the exchange ratio calculated without regard to any warrants, and excluding any adjustment resulting from ‘‘price anti-dilution’’ provisions. The aggregate exercise price of the Premier warrant was the same as that of the GHH warrant being replaced. For example, a warrant to purchase 1,000 GHH shares of common stock at $2.00 per share would be converted into a warrant to purchase 140 Premier shares at approximately $14.33 per share. If the actual calculation would result in a fraction of a share, the same will be rounded up to a whole share.  Pursuant to this provision of the Agreement and Plan of Merger, GHH warrants to purchase 1,822,567 shares of common stock were converted to Premier warrants to purchase 300,663 shares of common stock with an average exercise price of $14.65 with varying expiration dates. In November 2012, 44,911 (held by non-employees) of these warrants were cancelled and 13,301 shares of common stock were issued. The strike price for all these warrants is significantly in excess of the fair market price of the stock and such warrants were determined to have de-minimis value at the time of the merger.

The following warrants were issued in 2013 and valued using the Black-Scholes valuation method with the key inputs as follows:

Exercise price	$0.80
Risk free interest rate	.76%
Volatility	33.13%
Expected term	5 Years
Dividend yield	None

On January 1, 2013, we issued warrants to purchase 25,000 shares of common stock to its investment relations firm as compensation. The warrants vest immediately, are exercisable at $0.80 and expire January 1, 2018. The grant date estimated fair value of the warrants is $5,788, and is included in selling, general and administrative expenses on the statement of operations.

In connection with the Series D 8% Redeemable Convertible Preferred Stock issued on January 25, 2013, the Company issued 1,318,363 detachable warrants and 527,334 warrants to the placement agent.  These warrants contain a ratchet provision and standard anti-dilution protection and were recorded at issuance as a derivative liability with an offsetting charge to additional paid in capital and deferred tax asset.

In connection with the Series D 8% Redeemable Convertible Preferred Stock issued on February 26, 2013, the Company issued 708,344 detachable warrants and 283,334 warrants to the placement agent.  These warrants contain a ratchet provision and standard anti-dilution protection and were recorded at issuance as a derivative liability with an offsetting charge to additional paid in capital and deferred tax asset.

The following table represents the activity of warrants as of March 31, 2013 (there were no exercises, forfeitures, or terminations):

Warrants	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,778,940	$0.78
Issued	8,890,141	$0.78
Outstanding at December 31, 2011	10,669,081	$0.78
Issued	5,325,152	$1.00
Issued pursuant to GHH acquisition	300,663	$14.65
Cancelled	(44,911)	$2.87
Outstanding at December 31, 2012	16,249,985	$1.10
Issued	2,862,375	$1.12
Outstanding at March 31, 2013	19,112,360	$1.11

Note 11 – Capital Stock Authorized:

In April 2012, the Company increased its authorized shares of capital stock. Total shares of preferred stock were increased from 5,000,000 to 10,000,000.  During 2012, the Board of Directors designated 15,000 shares of preferred stock as Series D 8% Redeemable Convertible Preferred Stock, and as of December 31, 2012, the Company had issued 7,796 shares of this Preferred Stock.   On January 25, 2013, the Company issued an additional 3,955 shares of Series D 8% Redeemable Convertible Preferred Stock, and on February 26, 2013 the Company issued an additional 2,125 shares. The remaining authorized but unissued shares totaling 4,985,000 have not been designated to a specific class. Total authorized shares of common stock were increased from 45,000,000 to 90,000,000. No shares of the additional authorized common shares have been issued.

During the three months ended March 31, 2013, we issued the following common stock:

1)
242,000 shares valued at $0.70 per share in a settlement reached in a dispute between Greenhouse Holding, Inc. and its former financial advisor in October 2012. This settlement valued at $169,400 was accrued in other accrued expenses at December 31, 2012.  The 242,000 shares were issued on January 31, 2013.

2)
On January 28, 2013 the Company declared dividends on its Series B Preferred Stock and the Company paid the dividends in Company common stock.  On February 1, 2013, the Company issued 71,050 shares to the 7% Series B Convertible Preferred Stockholders.

3)
On January 28, 2013 the Company declared dividends on its Series C Preferred Stock and the Company paid the dividends in Company common stock.  On February 1, 2013, the Company issued 437,500 shares to the 7% Series C Convertible Preferred Stockholders.

Note 12 – Segment Information:

FASB ASC Topic 280, “Segment Reporting”, establishes standards for reporting information regarding operating segments in annual financial statements.  The Company, effective with its acquisition of GHH on March 5, 2012, began operating in two business segments: the Risk/Compliance segment and the Energy and Sustainability Solutions segment.  For the Risk Compliance segment, the business consists of providing business advisory, consulting and resource services to clients. Premier provides services through three primary delivery channels: GRC (Governance, Risk and Compliance), BP&T (Business Performance and Technology), and F&A (Finance and Accounting). GHH, a wholly owned subsidiary, operates as the Energy and Sustainability Solutions segment of Premier, and has two “vertical operations” consisting of Energy Efficiency and Sustainable Infrastructure. GHH’s primary focus is on energy related projects.  Effective with our December 31, 2012 acquisition of Ecological, LLC, they also became part of the Energy and Sustainability Solutions segment.

The performance of the business is evaluated at the segment level.  Cash, debt and financing matters are managed centrally.  These segments operate as one from an accounting and overall executive management perspective, though each segment has senior management in place; however they are differentiated from a marketing and customer presentation perspective, though cross-selling opportunities exist and continue to be pursued.  Condensed summary segment information follows for the three months ended March 31, 2013:

Revenue:
Risk/Compliance Solutions		$3,480,706
Energy and Sustainability Solutions		2,172,473

Loss from operations:
Risk/Compliance Solutions	(1)	(485,455)
Energy and Sustainability Solutions		(104,400)

Total Assets:
Risk/Compliance Solutions		15,203,742
Energy and Sustainability Solutions	(2)	14,419,643

(1)
   Note that Loss from operations – Risk/Compliance Solutions, includes the corporate overhead costs for the enterprise, totaling approximately $884,000 for the three months ended March 31, 2013. Excluding these corporate overhead charges, the Risk/Compliance Solutions segment would have shown net income from operations of approximately $399,000.

(2)	Total assets for the Energy and Sustainability Solutions segment include $4,772,610 in goodwill for Greenhouse and $6,063,119 for Ecological, respectively at March 31, 2013.

Note 13 – Related Party Transactions:

On February 8, 2012, we paid dividends on our Series C Preferred Stock in Common Stock of the Company.  Of this dividend, $105,000, equating to 141,893 shares was paid to River Charitable Remainder Unitrust f/b/o Isaac Blech, which is controlled by Isaac Blech, Vice Chairman of the Company’s Board of Directors. On February 1, 2013, we paid dividends on our Series C Preferred Stock in Common Stock of the Company.  Of this dividend, $140,000, equating to 175,000, shares was paid to River Charitable Remainder Unitrust f/b/o Isaac Blech, which is controlled by Isaac Blech, Vice Chairman of the Company’s Board of Directors.

During the three months ended March 31, 2012, the Company engaged two board members to provide additional services as board members related to merger and acquisition and investment relations activity.  These board members each received warrants to purchase 150,000 shares of common stock for these services.  In addition each board member was to be compensated $20,000.  On April 27, 2012, the Company paid $20,000 each to the two board members.

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

Energy and Sustainability Solutions Overview

We acquired GreenHouse Holdings on March 5, 2012. Additionally, we acquired Ecological, LLC (“Ecological”), on December 31, 2012.  GHH and Ecological form our Energy and Sustainability Solutions business segment, which consists of “vertical operations” including Energy and Sustainable Infrastructure.  The Energy and Sustainability Solutions segment has as its primary focus, energy related solutions. Automated Demand Response (“ADR”) and Demand Side Management (“DSM”) are key focus points for energy efficiency today and are expected to be a substantial market within this decade. The Energy and Sustainability Solutions division is strategically positioned to take advantage of this growing sector as it currently leads ADR programs for utilities in California as a technical coordinator. Demand-Side Management refers to a vast suite of solutions all focused on promoting the optimized consumption of utility-delivered resources (electricity, water, gas etc.).  These solutions range from high-level site assessments to the implementation of alternative or renewable on-site generation and everything in-between.  Auto-Demand Response is a rapidly growing sub-set of DSM.  ADR programs are offered in varying forms nation-wide as a means of curbing the need to build costly electric utility generation and transmission infrastructure.  During conditions when a utility or independent grid operator forecasts supply shortages or congestion, utility customers can save money and in some cases earn revenue by reducing their consumption of electricity.  Auto-DR takes utility customer participation to safer and more reliable levels, by the integration of automation into the load-shed process.

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
• We cross sell our consulting services to existing and potential commercial, industrial and utility customers, offering services in support of all three “legs” of the utility stool:

         (i) the demand side,
    (ii) the production side, and
       (iii) operations, finance &accounting, business process & technology, and risk and compliance.

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

Risk/Compliance Service Capabilities

Risk/Compliance services are primarily provided by our KBEs within core areas of expertise: Governance, Risk & Compliance (GRC) and Business Performance & Technology (BP&T).  Engagements within this realm include:

Governance Risk and Compliance

•	Enterprise risk management;
•	Control and governance frameworks;
•	Internal audit services; and
•	Regulatory and compliance efforts (i.e., BASEL ACCORDS, SOX).
Business Performance & Technology

•	Business process re-engineering and workflow analysis;
•	Business intelligence, data analytics;
•	Organizational effectiveness; and
•	System planning.

Premier Example Customers

Premier's typical customers have historically been Fortune companies; a sampling includes:

Ally Financial Inc.	Honeywell, Inc.
Anheuser Busch Companies	PepsiCo
Bank of America Corporation	SAAB
California Steel Industries, Inc.	Schneider Electric
Duke Power Co.	Southern California Edison
GMAC	Wells Fargo & Company
Gulfstream Technologies, Inc.

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

The purchase price was determined by the total market value of the 7,114,482 newly-issued shares (including the escrowed shares) on March 5, 2012 ($6,403,293), plus the total loans outstanding made by us to GHH at the date of the acquisition ($1,030,407), for total consideration of $7,433,700. We incurred deferred financing costs associated with the issuance of the stock (including legal fees, accounting fees, printing fees, etc.) totaling $323,963, and paid a registered investment adviser a referral fee in stock (valued at $120,639) and $64,960 in cash.  These costs were charged against additional paid in capital. During the Company’s annual goodwill testing for 2012, pursuant to ASC 350 and its requisite Step 1 and Step 2 tests, a goodwill impairment write down of $4,378,182 was recorded for the year ended December 31, 2012, adjusting the goodwill value above of $9,150,792, to the revalued amount at December 31, 2012 of $4,772,610.

Ecological, LLC

    On December 31, 2012, through our wholly owned subsidiary, Ecological Partners, LLC, a New York limited liability company (“EPLLC”), created for the sole purpose of effectuating the acquisition, we purchased substantially all of the assets of Ecological LLC., (“Ecological”) a Delaware limited liability company.  Ecological develops and implements energy sustainability action plans for real estate portfolios, buildings, and tenants in order to reduce costs, improve efficiency, achieve regulatory compliance, and increase value. Ecological’s services range from metering and monitoring, to in-depth energy audits and analysis, to executing retrofit projects. By improving the efficiency of environmental systems, such as energy, water, and carbon, landlords can reduce costs, reposition client buildings as “green” and create higher value and yield for their real estate assets and portfolios.

Other Developments

Financings

On November 16, 2012, the Company issued $750,000 of its 7% Redeemable Convertible Promissory Notes to accredited investors. The securities consist of 7% Convertible Notes with 50% warrant coverage (the “Notes”). The Notes convert at the earlier of 15 months or automatically convert at the closing of the next round of financing into the same security as the next round of financing, at the lesser of $0.50 per share or at a 25% discount to the next round of financing. In addition, we have also agreed to issue warrants to acquire 50% of the number of shares sold at the next round of financing, with a strike price equal to the lesser of $0.65 per share or the strike price of the next warrants at such financing.  The warrants have a four year term. Weighted average anti-dilution provisions are in place for one year on the stock after conversion and for three years on the warrants. We paid $29,614 in legal fees, $9,500 in diligence fees to the placement agent and a success fee of 10% or $75,000 to the placement agent. We received net proceeds of $635,886, issued 750,000 warrants to the note holders and 120,000 warrants to the placement agent. On December 26, 2012, upon the closing of a subsequent financing in which we issued our Series D 8% Redeemable Convertible Preferred Stock, the Notes were mandatorily converted into the shares of Series D Preferred Stock. We targeted these proceeds for working capital such that we could meet all of our working capital needs prior to a significant financing event.

Between December 26, 2012 and February 26, 2013, we closed three offerings of Series D Preferred Stock to accredited investors. We sold an aggregate of 13,126 shares of Series D Preferred Stock and issued warrants to purchase an aggregate of 4,375,392 shares of our common stock, with an exercise price of $1.125 per share, for gross proceeds of $13,126,001.  In connection with the sale of these securities, $1,312,600 was paid and warrants to purchase an aggregate of 1,750,135 shares of our common stock were issued, with an exercise price of $1.125 per share, to a registered broker. In addition, $126,350 in fees relating to the offering was paid. We received net proceeds of $11,687,051.  We used $2,000,000 of these net proceeds for the acquisition of Ecological, LLC, which closed on December 31, 2012.  We targeted the balance of the proceeds for working capital and future mergers and acquisitions.

Strategy

Our core business focus is to provide subject matter expertise through our delivery team in a variety of ways that continue to help our clients navigate the changing business climate they must deal with. Our approach is built 100% around our people — it is about knowledge, expertise and execution. We have a focus on building our knowledge practices with talent in core areas and industries we feel offer opportunity including: energy planning and strategy, risk/compliance/regulatory, business performance and processes, all with a focus on increasing profit and mitigating risk. Our sales and delivery organization work with customers closely — a consultative approach — to understand the business direction, initiatives or issues they are dealing with. Our goal is to provide industry expertise as well as in our core disciplines to allow for successful efforts.

Our typical customers have historically been Fortune 500 companies (including AIG, Southern California Edison, Duke Power, Bank of America, and Wells Fargo), and they continually seek expertise and knowledge in areas such as project planning/management, business consulting, and business analysis, evidenced by repeat business with these clients exceeding 70%. With our recent acquisitions, we are better positioned to additionally service emerging business and the mid-market arena, especially as it relates to life sciences, biotech, real estate/facilities managers, utilities, and technology focused companies.

In providing services and solutions, we have five key functional areas or groups that ensure successful delivery and support to our customers:

(a)	Talent Acquisition — continuously sources and identifies the additional key resources we hire as we expand our business and capabilities;

(b)	Business Development — working with our customers in a consultative approach to understand the clients business and identify opportunities where we can assist and provide our services and solutions;

(c)	Service Leaders — our KBE’s work with customers on strategic and complex issues related to our core capabilities

(d)	Consultants/Engineers — these are KBE’s and professionals that ultimately deliver the services and solutions to our customers.

(e)	Operations – providing back office support and capability for the enterprise, including finance, HR and financial reporting.

Talent Acquisition

Our success depends on our ability to hire and retain qualified employees, specifically our KBE’s. Our Talent Acquisition team contacts prospective employment candidates by telephone, through postings on the internet, and by means of our internal recruiting software and databases. For internet postings, we maintain our own web page at www.premieralliance.com and use other internet job-posting bulletin board services as well as professional and social networking sites. We use a sophisticated computer application as our central repository to track applicants’ information, manage skills verification, and obtain background checks. We only hire candidates after they have gone through a rigorous qualification process involving multiple interviews and screening.

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

Employees

    As of May 01, 2013, we employed a total of 161 persons, as follows: 7 executive employees, 125 consultants and 29 administrative and operations personnel. We believe our employee relations are good.

Results of Operations

Results of Operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

The result of operations described below includes the Risk/Compliance Solutions segment for the three months ended March 31, 2013 and 2012. The Energy and Sustainability Solutions segment began with the acquisition of Greenhouse Holdings, Inc. on March 5, 2012; hence, operating results for this segment are only included from March 5, 2012 through March 31, 2012.  We acquired Ecological, LLC, also part of our Energy and Sustainability Solutions segment (“ESS”), on December 31, 2012; therefore, their results of operations are only included in operating results for the three months ended March 31, 2013.

Total revenue for the three months ended March 31, 2013 was $5,653,000 as compared to $4,786,000 for the three months ended March 31, 2012, a net increase of $867,000, or 18.1%.  This net increase is the result of several factors. During the three months ended March 31, 2013, our EES segment generated revenue of $2,172,000 compared to $254,000 for the same period during the prior year, an increase of $1,918,000 over the prior year amount. This is largely, but not solely, due to the fact that for three months ended March 31, 2012, our EES segment was then comprised only of GHH, and only for the period from the March 5, 2012 acquisition date through March 31, 2012. Of the $2,172,000 generated by the ESS segment for the three months ended March 31, 2013, GHH accounted for $1,780,000 and

Ecological for $392,000. For the three months ended March 31, 2013, excluding the above impact of the ESS segment, total revenues for the Risk/Compliance segment were $3,481,000, compared to $4,551,000 for three months ended March 31, 2012, a decrease of $1,070,000 or 23.5%.  An overview of each of our segments, and each segment's regions as appropriate, is necessary to understand the dynamics of the overall increase in revenue:

I.	Risk/Compliance Solutions Segment

First, it is important to note that effective January 1, 2013, management combined previously stand-alone markets into new “regions” to achieve increasing financial operating leverage and synergies in leveraging our KBE’s, Business Development and Recruiting personnel in the newly combined regions. The Los Angeles and San Diego markets are now the Pacific Southwest Region (“PSR”), the Charlotte and Winston-Salem markets are now the Southeast Region (“SER”), and Kansas City, where we physically shut down the office in September 2012, but where we continue to service remaining client relationships, remains Kansas City.

a.
Revenue in the SER was $2,262,000 for the three months ended March 31, 2013 compared to $2,856,000 for the three months ended March 31, 2012, a net decrease of $594,000, or 20.8%. This market remains heavily involved in the financial institutions industry and we continue to anticipate significant Governance, Risk & Compliance (“GRC”) revenue executed statements of work with large clients that have not yet come to fruition, as clients deferred projects in 2012 and are now beginning to re-engage for these efforts. We began to see increased activity toward the end of the quarter ended March 31, 2013, executing a new $900,000 contract with a major client as well as several other contracts and we remain optimistic this region’s revenue will grow during the remainder of 2013.

b.
Revenue in Kansas City was $106,000 for the three months ended March 31, 2013 compared to $702,000 for the three months ended March 31, 2012, a net decrease of $596,000, or 84.9%. This decline was not unanticipated, as we no longer have an office in Kansas City, nor do we market our services there. The Kansas City market struggled since the loss of three large customers in early to mid-2011, due to those customers taking their IT operations offshore and in-house respectively.  Those customers accounted for approximately $2,500,000 in annual revenue.  The operating loss was reduced from $338,000 in 2011 to $73,000 in 2012, but after much analysis, the decision was made to close the office in Kansas City in September 2012 due to poor future prospects in the market.

c.
Revenue in the PSR was $1,113,000 for the three months ended March 31, 2013 compared to $993,000 for the three months ended March 31, 2012, a net increase of $120,000, or 12.1%. The PSR market continues to show steady strong growth in all of our service offerings.

d.
Importantly, and as further discussed below, on a combined Risk/Compliance region basis, while gross margin dollars declined by $190,000, on net reduced revenue of $1,070,000, gross margin percentage for all Risk/Compliance regions, on a combined basis, increased from 22.6% for the three months ended March 31, 2012 to 24.1% for the three months ended March 31, 2013, reflecting an increase in the relative percentage of advisory revenue (carrying higher margins) and increased management control over staff utilization.

II.	Energy and Sustainability Solutions Segment

As aforementioned, this segment is now comprised of GHH and Ecological, with GHH beginning the segment effective upon its acquisition March 5, 2012 and Ecological added upon its acquisition December 31, 2012.

a.
GHH – As discussed in our Annual Report on Form 10-K, much of 2012 with GHH was spent integrating the company, evaluating and focusing its revenue targets and streams, operations and key personnel. Given the date of acquisition, its revenue contribution for the three months ended March 31, 2012 was only $254,000, and as importantly, GHH’s revenue contribution for the entire year ended December 31, 2012 was only $2,947,000, as the integration and business evaluation and refinement process described just above was occurring. GHH’s recognized revenue for the three months ended March 31, 2013 was $1,780,000 or 60% of last year’s annual total.  In addition, GHH’s business plan refinement is taking root and believes its business model is now aligned for optimal growth, as evidenced by the recent execution of over $10,000,000 in firm contracts (already more than three times their entire revenue for 2012).  GHH is a platform for our EES business and we are committed to this platform, as they now have projects in the alternative energy space (i.e., solar, cogeneration, etc.), which have not reached the stage of revenue recognition as well as continue to sign new contracts for Demand Response based projects.

b.
Ecological -  Ecological’ s total revenue for the three months ended March 31, 2013 was $392,000, and comprised of i) benchmarking revenue of $214,000, ii) audit and retro-commissioning of $166,000 and LEED certification services of $12,000.  The nature of the benchmarking and audit and retro-commissioning services are such that the testing must encompass two seasons (heating and cooling); hence, the contracts are spread over at least a six month period. While cash is generally received 50% upon signing of the contract and 50% upon completion, revenue is recognized on the percentage of completion basis, primarily as a % of total engineering labor hours incurred. Our synergistic opportunities with Ecological, which are already in the early stages of training and integration of personnel and marketing programs, are the Retro-Fit opportunities at their existing clients (and they have continued to add to their client base in the 1st quarter 2013) that will naturally evolve as an outcome of the statutory audits and our ability to leverage GHH's proven successes in providing creative energy efficiency solutions and bring them to this market in concert wiht Ecological.

Gross margin (revenue less cost of revenues, defined as all costs for billable staff for the Risk/Compliance Solutions segment and cost of goods for the ESS Solutions segment) increased from $1,081,000 for the three months ended March 31, 2012 to $1,595,000 for the three months ended March 31, 2013, and increased on a percentage basis, from 22.6% in 2012 to 28.2% in 2013 on a consolidated basis.  This improvement of $514,000 was positively impacted on a gross margin basis from the Risk/Compliance segment discussed above, margins achieved by GHH of 34.0% and by Ecological of 38%.

Selling, general and administrative (“SG&A”) expenses increased from $1,846,000 and 38.6% of revenue for the three months ended March 31, 2012 to $2,089,000 for the three months ended March 31, 2013, but declined on a percentage basis of revenue, from 38.6% in 2012 to 36.9% in 2013 on a consolidated basis. To properly evaluate SG&A expenses, an analysis of i) Risk/Compliance Solutions segment SG&A expenses, ii) “corporate” level SG&A expenses, and iii) ESS segment SG&A expenses must be separately examined:

a.
Risk/Compliance SG&A - On a combined basis, the Risk/Compliance regions reduced SG&A expenses from $600,000 and 13.2% of revenue for the three months ended March 31, 2012 to $431,000 and 12.4% of revenue for the three months ended March 31, 2013, a decrease of $169,000 or 28%. This reflects management’s emphasis on closely managing market level variable costs in the face of temporarily declining revenues in some regions.

b.
Corporate SG&A - Corporate SG&A expenses are currently included in the Risk/Compliance business segment; Corporate SG&A expenses for the three months ended March 31, 2013 were $884,000 or 15.6% of revenue compared to $1,031,000 or 21.5% of revenue for the three months ended March 31, 2012.  This decrease of $147,000 is primarily comprised of i) a reduction in public relations/branding charges of $54,000, ii) a reduction in non-cash charges for issuances of stock options and stock warrants of $162,000, iii) a reduction in professional services-accounting of $11,000, as we continue to take substantially all work in-house, and, iv) a net reduction in corporate wages of $12,000, offset by v) an increase in legal fees of $18,000, primarily related to a Registration Statement on Form S-1 we are filing in conjunction with the Promissory Notes and Series D Preferred Stock capital raises discussed above, vi) $11,000 in employee insurance benefits cost, vii) $16,000 in increased franchise tax fees in Delaware due to the doubling of our authorized shares, viii) $24,000 increase in director fees and expenses due to the significant expansion of our Board of Directors during 2012.

c.	Energy & Sustainability SG&A

GHH – GHH’s SG&A expenses increased from $256,000 and 5.3% of consolidated revenue for the three months ended March 31, 2012 (as they were only included in results of operations from March 5, 2012 to March 31, 2012) to $562,000 and 9.9% of consolidated revenue and 31.6% of GHH revenue for the three months ended March 31, 2013. Management believes the fixed and semi-fixed cost base is now in place allowing for GHH to realize substantial revenue growth without substantial increases in these costs.

Ecological – Ecological, only acquired December 31, 2012, incurred SG&A expenses of $233,000 for the three months ended March 31, 2013, representing 4.1% of consolidated revenues, but 59.3% of their revenue for the three month period. Just as with GHH, management believes the fixed and semi-fixed cost base is in place allowing for Ecological to realize substantial revenue growth without substantial increases in these costs.

Loss from operations was $(590,000) or (10.4%) of total revenue for the three months ended March 31, 2013 compared to ($809.000) or (16.9%) of total revenue for the three months ended March 31, 2012.  This improvement of $219,000, and importantly, a relative percentage increase of 6.5% of total revenue, is indicative of managements’ goal of achievement of scale.  These losses include corporate SG&A of $884,000 and $1,031,000, for the respective periods above.  Excluding corporate SG&A, “loss from operations” would actually have been income from operations of $294,000 for the three months ended March 31, 2013 and $222,000 for the three months ended March 31, 2012. We have invested over the past 18 months in building a management platform to support rapid growth and believe that substantially all fixed and semi-fixed corporate overhead costs (with the exception of non-cash grants of stock options and warrants) are in place to support that growth and we will be able to achieve the desired scale as revenues continue to grow.

Other income (expense) for the three months ended March 31, 2013 resulted in income of $1,001,000 compared to expense of $1,751,000 for the three months ended March 31, 2012, and is comprised of the following items:

a.
In 2010 and 2011, respectively, the Company issued Debentures and Series C Preferred Stock with detachable warrants, respectively, that were deemed to be derivative instruments. On November 16, 2012, we issued 7% Redeemable Convertible Promissory Notes (“Promissory Notes”) which had 750,000 detachable warrants associated directly with the Promissory Notes, plus 120,000 detachable warrants that were issued to the registered investment advisor.  On December 26, 2012, we issued our first round of Series D Preferred Stock; the Promissory Notes were mandatorily converted to Series D Preferred Stock on December 26, 2012. On January 25, 2013, the Company closed an additional private placement financing from the sale of its Series D Preferred Stock under identical terms as described above to accredited investors. On February 26, 2013, the Company closed the final private placement financing from the sale of its Series D Preferred Stock under identical terms as described above to accredited investors. For all warrants directly associated with the three issuances of Series D Preferred Stock, including the conversion of the Promissory Notes and their related warrants, the derivative liability for each of the above issuances and their related warrants was adjusted to the collective fair market value at March 31, 2013, with the collective change in value from either December 31, 2012, or their respective value at initial issuance being recorded as derivative income on the statement of operations for the three months ended March 31, 2013.

b.	We recorded $24,000 in non-cash income as a result of the increase in cash surrender value of the life insurance policies owned by us.

c.	We recorded $12,000 in interest expense primarily related to our bank line of credit.

As a cumulative result of the above, income before income taxes for the three months ended March 31, 2013 was $411,000, compared to a loss before income taxes of $2,560,000 for the three months ended March 31, 2012.

The effective income tax rate for the three months ended March 31, 2013 was a tax expense of 91.4% versus a tax benefit of (18.2%) for the three months ended March 31, 2012.  The effective tax rate is impacted by “permanent” differences between “book” taxable income and “tax” taxable income, and for the three months ended March 31, 2013, is primarily due to: i) the book recording of the noncash derivative income of $982,000 (which has no “tax basis”), ii) the book recording of noncash income from the increase in cash surrender value of life insurance policies of $24,000, iii) taxes, net of federal benefit, and, iv) the three months ended March 31, 2013 change in the deferred tax asset valuation allowance.

Income taxes were a net expense of $376,000 for the three months ended March 31, 2013 versus a tax benefit of $466,000 the three months ended March 31, 2012.  We account for income taxes under FASB ASC Topic 740 “Income Taxes”. Under FASB ASC Topic 740-10-30, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income.  To the extent that we believe any amounts are not more likely than not to be realized through the reversal of the deferred tax liabilities and future income, we record a valuation allowance to reduce the deferred tax assets.  We made the assessment in the fourth quarter of

 2012, and again as of March 31, 2013, that a full valuation allowance for the all deferred tax assets (with the exception of the deferred tax assets directly related to the derivative liability) should be provided based on consideration of the net operating losses for the past two years and the uncertainty surrounding the potential future integration of expenses associated with the acquisition of Ecological, LLC, that it was no longer, at this time, more likely than not that the deferred tax assets would be recoverable.  In accordance with FASB ASC 740, management will continue to monitor the status of the recoverability of deferred tax assets.  Hence, the above position substantially reduced a tax benefit otherwise recognizable and resulted in the net deferred tax expense of $376,000 for the three months ended March 31, 2013, due to the reduction in the valuation of the derivative liability from December 31, 2012 to March 31, 2013, and the corresponding reduction in the deferred tax asset directly related to the derivative liability. This reduction in the deferred tax asset, directly related to the derivative liability, created the “book” only deferred tax expense, as the derivative liability has no “tax” basis.
As a result of the above, we recorded net income of $35,396 for the three months ended March 31, 2013, compared to a net loss of $2,094,000 for the three months ended March 31, 2012.

Taking into consideration net income/net loss, dividends paid on the Series B and C Preferred Stock (in the form of common stock of the Company) and the “deemed dividend” for the three months ended March 31, 2013 described below, net loss available for common stockholders’ for the three months ended March 31, 2013 and 2012, respectively, was $(881,000) or ($0.04) per share and $(2,415,000) or ($0.23) per share, respectively. Net income (loss) available for common stockholders’ is a function of net income (loss), less actual dividends on preferred stock, less “deemed dividends” on preferred stock.  Deemed dividends on preferred stock are computed as a noncash accounting charge upon the issuance of Preferred Stock and are considered to be an “embedded beneficial conversion feature”, on which an “intrinsic value” must be calculated. For the three months ended March 31, 2013, the recording of the January 25, 2013 issuance of Series D Preferred Stock gave rise to an “embedded beneficial conversion feature”; hence, a “deemed dividend” on preferred stock. The “embedded beneficial conversion feature” associated with this preferred stock issuance was $510,000 and was recorded as an increase to the additional paid in capital account and a reduction to retained earnings / accumulated deficit. For the three months ended March 31, 2012, there was no deemed dividends on preferred stock.

Dividend

No dividend for common stock has been declared as of March 31, 2013, and the Company does not anticipate declaring dividends in the future.

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

While our significant accounting policies are more fully described in our consolidated financial statements appearing in our Annual Report on Form 10-K, we believe that the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements and are the most critical to aid you in fully understanding and evaluating our reported financial results.

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

Valuation of Goodwill and Intangible Assets

Our intangible assets include goodwill, trademarks, non-compete agreements, patents and purchased customer relationships, all of which are accounted for based on Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 350 Intangibles-Goodwill and Other. As described below, goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated period of benefit, ranging from two to eight years.  Goodwill is tested for impairment by comparing the carrying value to the estimated fair value, in accordance with GAAP. Impairment exists if the carrying amount is greater than its estimated fair value, resulting in a write-down equal to the difference between the carry amount and the estimated fair value. The values recorded for goodwill and other intangible assets represent fair values calculated by accepted valuation methods. Such valuations require critical estimates and assumptions derived from and which include, but are not limited to i) information included in our business plan, ii) estimated cash flows, and iii) discount rates.

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

Share-Based Compensation

We account for stock-based compensation based on ASC Topic 718 – Stock Compensation which requires expensing of stock options and other share-based payments (i.e., stock warrant issuances) based on the fair value of each stock option/warrant awarded. The fair value of each stock option/warrant is estimated on the date of grant using the Black-Scholes valuation model. This model requires management to estimate the expected volatility, expected dividends, and expected term as inputs to the valuation model.

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

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value:

1)	Level 1 – quoted prices in active markets for identical assets or liabilities.

2)	Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable.

3)	Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

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

Income Taxes

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

Recent Accounting Pronouncements

Since January 1, 2012, there have been several new accounting pronouncements and updates to the Accounting Standards Codification.  Each of these updates has been reviewed by Management who does not believe their adoption has had or will have a material impact on the Company’s financial position or operating results.

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of $9,241,000, an increase of $4,770,000 from December 31, 2012.  We continue to use our revolving line of credit, increasing our balance at March 31, 2013 by $28,000 over the balance at December 31, 2012. As of March 31, 2013 our available borrowings under our revolving line of credit were $378, 000. Working capital at March 31, 2013, was $8,730,000, representing an increase of $5,103,000 compared to $3,627,000 at December 31, 2012.  This net increase of $5,103,000 in working capital is the result of a number of factors, primarily: i) an increase in cash on hand as a result of the 2nd and 3rd rounds of the Series D Preferred Stock financing in January and February 2013, respectively, ii) an increase in accounts receivable of $890,000 reflecting increased revenues, iii) an increase in costs and estimated earnings in excess of billings of $241,000, reflecting increased revenue producing activity, iv) a reduction in current portion of long-term debt, reflecting the payoff of certain computer installment notes, v) an increase in accounts payable of $257,000, again a reflection of increased business activity, vi) an increase of $629,000 in billings in excess of costs and estimated earnings, due to increased business activity, where we have been able to advance collect from our customers on projects, and, vii) a decrease in accrued expenses of $71,000 (this decrease would actually have been  $271,000, but for a properly accrued litigation settlement of $199,400 at December 31, 2012.  This accrual, which was paid in January, was primarily non-cash, with the issuance of $169,400 in Premier stock (non-cash) and $30,000 in cash). Non-current liabilities at March 31, 2013 are $1,899,000, primarily comprised of a “book” liability related to the current valuation of all outstanding warrants, considered a derivative liability, of $1,808,000, with substantially all the remaining balance representing a deferred tax liability of $83,000. Shareholders’ equity was $22,865,000 at March 31, 2013 (representing 77.2% total assets), compared to December 31, 2012, of $17,455,000 (representing 72.7% of total assets).
During the three months ended March 31, 2013, net cash used in operating activities was $629,000 and was primarily attributable to: i) the net income of $35,000, ii) increased by noncash depreciation and amortization of $97,000, iii) decreased by the noncash income of $24,000 recognized on the increase in cash surrender value under the insurance policies owned by us, iv) increased by the noncash charge for deferred income tax expense of $376,000, v) reduced by the noncash “book” income recognized for derivative income of $982,000, v) offset by the increase in accounts receivable of $890,000, reflecting increased revenues, and, vi) offset by the increase in costs and estimated earnings in excess of billings of $241,000, again reflecting increased revenue producing activity.

Cash used in investing activities during the three months ended March 31, 2013 of $37,000 was comprised of acquisitions of property, plant and equipment

Cash provided from financing activities of $5,436,000 for the three months ended March 31, 2013 was comprised primarily of the following: i) the 2nd and 3rd (and final round) issuances of the 7% Convertible Redeemable Series D Preferred Stock in January and February 2013, respectively, with net proceeds of $5,452,000, ii) payments on long-term debt of $52,000, also reflecting the payoff of certain computer installment notes, iii) net proceeds from the revolving line of credit of $28,000, iv) offset by borrowings of $8,000 on long-term debt for office equipment needs.

Financing Arrangements

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

As discussed above, we have closed private placement financings from November 2012 through February 2013, resulting in net proceeds of $12,323,000, of which $2,000,000 was simultaneously used for the Ecological, LLC acquisition.  Our unencumbered cash position at March 31, 2013 is $9,240,643. We believe the above unencumbered cash position and funds to be generated from operations, will meet our cash needs for operations at least through mid-2014.

We might need to raise additional funds in order to fund future business acquisitions. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders will likely experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow. If we are unable to obtain additional financing, we will be required to further curtail our plans to acquire additional businesses.

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

Off-Balance-Sheet Arrangements

As of March 31, 2013, and during the three months then ended, there were no other transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Outlook

Our priority is to continue to build depth in the range of services and solutions we offer by building “areas of expertise and knowledge and increased industry specific knowledge.” We believe that achieving this goal will require a combination of merger activity and organic growth. This will in part depend on continued improvement in the U.S. business market.

With our focus on capabilities related to the Energy and Risk/Compliance verticals, we must continue to adjust to the rapid change being driven by the evolving Energy sector as well as the ongoing wave of regulatory change affecting all industries.  Both areas continue to increase in importance and are tied to key priority initiatives for most businesses regarding profitability and sustainability.

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

The regulatory and compliance sector continues to evolve globally and locally.  The challenges that impact specific verticals, based on industry nuances, continue to expand and create ongoing challenges for businesses related to their overall risk.  Many of the growing areas within this sector impact all industries and will also overlap with our energy services as maturation continues in relation to the energy sector.  This will include cyber-security, risk mitigation, ongoing regulatory and compliance initiatives and program management as we move to expand our overall capabilities and expertise.

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

Interest Rate Risks

At March 31, 2013, the Company had an outstanding balance of $1,122,048 under its revolving credit agreement. Interest on borrowings under the facilities is based on the daily LIBOR rate plus a 3.50% margin, and no less than 4%. The Company renewed this line effective January 19, 2013 for an additional six months through July 19, 2013. Daily average borrowings for the three months ended March 31, 2013 were $1,202,831.

Market fluctuation impact on assets

For the three months ending March 31, 2013, the valuation of the Variable Life Insurance policies had an investment gain of $23,624.

Equity Market Risks

The trading price of our common stock has been and is likely to continue to be volatile and could be subject to wide fluctuations. Such fluctuations could impact our decision or ability to utilize the equity markets as a potential source of our funding needs in the future.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company's management, with the participation of the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report in reaching a reasonable level of assurance that the information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2013.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Other than those previously reported on Form 8-K, no unregistered securities were sold or issued during the period ended March 31, 2013.

Item 3	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350).

32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

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

PREMIER ALLIANCE GROUP, INC.
(Registrant)
DATE: May 14, 2013	By:	/s/ Mark S. Elliott
Mark S. Elliott
President (Chief Executive Officer)

DATE: May 14, 2013	By:	/s/ Larry W. Brumfield
Larry W. Brumfield
Chief Financial Officer