Form 10-K/A
period 2012-12-31
PREMIER ALLIANCE GROUP, INC.
filed 2013-10-18
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10- K/A

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the years ended December 31, 2012 and 2011 (collectively, the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013,  is to file a restated Balance Sheet, Statement of Operations, Statement of Cash Flows, Footnote disclosures and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2012 and 2011, file amended financial statements for the Company’s SEC Form 10-Q’s for the three months ended March 31, 2012 and 2011, the three and six months ended June 30, 2012 and 2011, the three and nine months ended September 30, 2012 and 2011, file amended  Management’s Discussion and Analysis of Financial Condition and Results of Operations for each of the interim periods outlined immediately above, and, as required by Financial Accounting Standards Board ("FASB) Accounting Standards Codification ("ASC) and SEC requirements, the cumulative impact on the beginning balance sheet as of January 1, 2011, resulting from errors discovered by the Company on August 5, 2013 during the preparation of its Form 10-Q for the three and six months ended June 30, 2013, described in detail below.  The Form 10-K financial statements for the years ended December 31, 2012 and 2011, herein, include an additional explanatory footnote outlining each financial statement line item impacted, the original amount reported and the restated amount and the cumulative effect on the balance sheet of the earliest period presented, as required (Note 24). The Form 10-K financial statements also include, for the interim periods outlined in detail above,  the footnotes to the Form 10-K, the amended and restated interim financial statements, along with an additional explanatory footnote detailing the balances as originally reported and the restated amount, for each financial statement line item affected (Note 25).

The initial error was discovered by the Company on August 5, 2013, related to providing for a deferred tax asset, at a combined federal and state statutory tax rate, upon the initial recording of the issuance of detachable warrants associated with both debt and convertible preferred stock.  Further, as the derivative liabilities, valued at issuance, were subsequently and appropriately “marked to market” based on current valuations, the deferred tax asset, directly related to this derivative liability (established at initial issuance as aforementioned), was adjusted based on the movement of the derivative liability, essentially “tax effecting” the derivative income and/or expense, as the case may have been, from quarter to quarter. After substantial research and consultation, it was determined this was not the proper accounting treatment, neither at initial issuance nor the subsequent accounting. The Company had to go back to inception of the first issuance when this accounting occurred (May 21, 2010), correct the entries to the balance sheet at that time to remove the deferred tax asset and appropriately adjust Additional Paid in Capital, and for all subsequent measurement periods (impacting the Statement of Operations); not only for this initial issuance of debentures, but for all other subsequent issuances of Preferred Stock and Promissory Notes, completely remove the “deferred tax asset directly related to the derivative liability” and the deferred tax expense or benefit that had been inappropriately recognized in the Statement of Operations.
The additional research also indicated, that while we had been consistently applying the well accepted Black-Scholes methodology for valuation of detachable warrants treated as derivative instruments creating a derivative liability, we determined the use of a “binomial” methodology for warrants containing “down round protection” (ie, “anti-dilution”, full ratchet provisions) was required. Therefore, we simultaneously evaluated all tranches of outstanding warrants and their underlying characteristics. As a result, we engaged an independent valuation specialist to perform valuations for certain classes of warrants containing “down round protection”, primarily the warrants associated with the Series C Preferred Stock issuance on March 3, 2011. Hence, the valuation specialists necessarily had to go back to that issuance date and revalue these warrants, both at original issue and at every valuation date forward.  This revaluation impacted the calculation of the beneficial conversion feature at issuance, as well as the initial valuation at recordation (in addition to adjusting for no longer recording the deferred tax asset discussed above), as well as each and every derivative valuation thereafter; hence, impacting recorded derivative income and/or expense.

Finally, the Company discovered that the detachable warrants issued in conjunction with the Series B Preferred Stock in 2010 had never been recorded as a derivative liability. The Company evaluated these detachable warrants closely, in conjunction with valuation specialists and counsel, determined that they did not contain “down round protection”, and could properly be valued using the Black-Scholes methodology.  These detachable warrants were recorded, resulting in derivative income in 2010.  A beneficial conversion feature was recorded for this issuance, but was carefully recalculated and a small adjustment was made.
This comprehensive restatement, including: i) removing the deferred tax asset, directly related to the derivative liability, ii) removing the related deferred tax expense and/or benefit, and, iii) the revaluation of the warrants creating a derivative liability under the “binomial” methodology,  has no effect on our cash flow or liquidity.  No entries to correct for this restatement have any impact on our cash position, cash flow, liquidity or operations.

This Form 10-K/A should be read in conjunction with both the original Form 10-K, which continues to speak as of that date.  Except as specifically noted above, this Form 10-K/A does not modify or update disclosures in the original Form 10-K.  Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update any related or other disclosures.

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

•
In 2010 and 2011, respectively, the Company issued Debentures, Series B  and Series C Preferred Stock with detachable warrants, respectively, that were deemed to be derivative instruments.  On November 16, 2012 we issued 7% Redeemable Convertible Promissory Notes (“Promissory Notes”),  which had 750,000 detachable warrants associated directly with the Promissory Notes plus 120,000 detachable warrants that were issued to the registered investment advisor.  On December 26, 2012, we issued our first round of 8% Redeemable Convertible Series D Preferred Stock (“Series D Preferred Stock”); the Promissory Notes were mandatorily converted to Series D Preferred Stock. In conjunction with the issuance of the Series D Preferred  Stock, we issued warrants to purchase an aggregate of 2,348,685 shares of our common stock plus a warrant to purchase the aggregate of 939,467 shares of our common stock to our registered investment advisor. All of the above warrants are considered derivative instruments and must be valued at initial issuance and then adjusted to fair value at each reporting date.  As a result, including the original Debentures, the Preferred B  and Preferred C warrants, the Company also valued the warrants associated with the Promissory Notes at issuance, conversion into Series D Preferred Stock and the original issuance of the Series D Preferred Stock.  As a result, for the year ended December 31, 2012, we recognized non-cash derivative expense of $895,000 related to the market value fluctuation inherent in the valuation of the detachable warrants issued with the various financings aforementioned.

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

As a cumulative result of the above discussion, loss before income taxes in 2012 was $9,298,000 (comprised of $3,631,000 loss from operations and $5,667,000 loss from total other expense) compared to a loss of $653,000 in 2011.  As aforementioned, the $5,667,000 loss from the total other expense, was substantially all comprised of non-cash charges related to a write-down of goodwill ($4,378,000), derivative expense ($895,000) and the write-off of debt discount associated with the initial issuance of the promissory notes ($354,000) which were converted into Series D Preferred Stock only 46 days after their initial issuance.

The effective income tax rate for 2012 was a tax expense of (4.3%) versus a benefit of 109.1% in 2011.  The effective tax rate is impacted by “permanent” differences between “book” taxable income and “tax” taxable income, and is primarily due to: i) the book recording of the noncash goodwill impairment write-down of $4,378,000, ii) the book recording of the noncash derivative expense of $895,000 , iii) the 2012 increase in the deferred tax asset valuation allowance of $1,506,000 , iv) state taxes, net of federal benefit of ($237,000 ), and v) noncash stock warrant and option compensation expense of $776,000.

Income tax expense was $396,000 in 2012 versus a benefit of $713,000 in 2011.  We account for income taxes under FASB ASC Topic 740 “Income Taxes”.  Under FASB ASC Topic 740-10-30,

 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income.  To the extent that the we believe any amounts are not more likely than not to be realized through the reversal of the deferred tax liabilities and future income, we record a valuation allowance to reduce its deferred tax assets.   We made the assessment in the fourth quarter of 2012 that a full valuation allowance for the all deferred tax assets should be provided based on consideration of the net operating losses for the past two years, the results of the ASC 350 analysis and resulting goodwill impairment charge of $4,378,000 in its Energy and Sustainability Solution business segment and the uncertainty surrounding the potential future integration of expenses associated with the acquisition of Ecological, LLC on December 31, 2012, that it was no longer, at this time, more likely than not that the deferred tax assets would be recoverable.  In accordance with FASB ASC 740, management will continue to monitor the status of the recoverability of deferred tax assets.   Hence, this position resulted in tax expense of $396,000 for 2012 as compared to the tax benefit recognized in 2011.

As a result of the above, we recorded a net loss of $9,694,000 in 2012 compared to net income of $60,000 in 2011.

Net loss available for common stockholders’ for 2012 was $(11,175,000) or ($0.79) per share and for 2011 was $(1,954,000), or ($0.24) per share.  Net income (loss) available for common stockholders’ is a function of net income (loss), less actual dividends paid on preferred stock, less “deemed dividends to preferred stockholders’” (or the “embedded beneficial conversion feature”).” Deemed dividends to preferred stockholders’ is the result of the FASB ASC 470-20-25, whereby the proceeds from the issuance convertible preferred stock, issued with detachable warrants, must be allocated between the convertible preferred stock and the value assigned to the warrants (either the “Black–Scholes” or the “Binomial” value, as appropriate). Then, the residual amount allocated to the convertible preferred stock is divided by the number of common shares into which the preferred stock is convertible, developing an “effective conversion price”.  This “effective conversion price” is then compared to the market price of the Company’s stock on the date of the transaction, and the “differential”, multiplied by the number of shares into which the preferred stock is convertible, yields the theoretical “deemed dividend”, a non-cash event/charge.  This calculated amount is recorded on the books and records as an “intra-equity” entry only, charging retained earnings/accumulated deficit and simultaneously increasing additional paid in capital.  Again, it is a non-cash accounting entry only and has no effect on the actual Statement of Operations.  However, FASB ASC Accounting Standards (ASC 470-20-25) require that this amount be shown on the Statement of Operations below Net Income (Loss) as though it were a cash charge, as a deduction below Net Income (Loss), just as if it were dividends actually paid, thereby, reducing Net Income (Loss) Available for Common Stockholders’; hence, also reducing reported Net Income (Loss) per Common Share.

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
Other income/expense totaled income of $667,000 in 2011 compared to other income of $87,000 in 2010.  Other income/expense consisted of the following items in 2011: i) net interest expense of $295,000 , comprised primarily of non-cash amortization of debt discount related to the 9% Senior Convertible Debenture issued in May 2010 of $257,000  (the debentures were paid in their entirety as scheduled in November 2011), ii) a non-cash loss on the decline in cash surrender value of the three officer’s life insurance policies held of $55,000 (policies which we hold and to which we are the beneficiary), iii) a complete write-off of the our investment in our Equity Method Investee, Critical Analytics during December 2011, as that company dissolved operations, and we received the final settlement check in January 2012 (the non-cash write-off in the fourth quarter of 2011 was $123,000), iv) we recognized non-cash derivative income of $1,538,000 related to the market value fluctuation inherent in the valuation of the warrants issued in conjunction with the Series C Preferred Stock in March 2011 and the Debenture and Series B Preferred Stock both issued in 2010, and the Series B Preferred issued in 2010 , v) we analyzed both goodwill and intangible assets in accordance with the applicable accounting literature and recorded a write-down of goodwill of $576,000 and a write-down of intangible assets-customer relationships (related to Intronics discussed above) of $139,000 in 2011, vi) we also had recorded, as part of the initial purchase price allocation in our acquisition of Q5, a liability for future payments of stock and cash based on anticipated earnings levels. These earnings targets were not achieved, so we removed the liability from the books and recorded other income (non-cash) of $363,000.

The above resulted in a net loss before income taxes of $653,000 for 2011 versus income before income taxes of $333,000 in 2010.

The effective income tax rate is calculated as the final calculated tax or tax benefit as a percentage of taxable income and can be significantly impacted by “permanent” differences between taxable income calculated from the GAAP financial statements and the taxable income calculated in accordance with tax laws. This is due primarily to such items as the book recording of the $1,538,000 in derivative income in 2011, which is not included for income tax purposes, the write-off of the note payable to Q5 into income ($363,000) discussed above for GAAP purposes also in 2011 , but not considered income for the tax return, the change in the GAAP valuation allowance for deferred tax assets which does not impact the tax return ( $75,000 ), the impairment of goodwill ($576,000) and intangibles ($39,000) , neither of which is not deductible for income tax purposes, and non-cash stock compensation expense recorded by the Company under accounting rules under the Black Sholes method for issuance of options and warrants which is also not deductible for income taxes ( $281,000 ), the state income taxes, net of the federal benefit ($70,000)  and the loss recorded by the Company on the decline in the cash surrender value in officer’s life insurance policies, which is not deductible for income tax purposes ( $55,000 ).  As a result, the effective income tax rate for 2011 was a tax benefit of 109.1% versus a tax expense of 21.4 % in 2010.

As a result, income tax resulted in a net benefit of $713,000 in 2011 versus an expense of $71,000 in 2010.  This benefit is primary attributable to a current tax benefit for taxes recoverable and deferred tax assets recoverable in future periods, based upon management’s determination, at that time, that such amounts were more likely than not to be realized in 2011.

As a result, we recorded net income of $60 ,000 in 2011 versus $262,000 in 2010.

Net loss available for common stockholders’ for 2011 was $(1,954,000), or $(0.24) per share, as compared to $(98,000), or $(0.01) per share for 2010.  Net income (loss) available for common stockholders’ is a function of net income (loss) less actual dividends paid on preferred stock, less “deemed dividends to preferred stockholders '"  (or the “embedded beneficial conversion feature”).”  Deemed dividends to preferred stockholders’ is the result of the FASB ASC 470-20-25, whereby the proceeds from the issuance of convertible preferred stock, issued with detachable warrants, must be allocated between the convertible preferred stock and the value assigned to the warrants (either the “Black–Scholes” or the “Binomial” value as appropriate).  Then, the residual amount allocated to the convertible preferred stock is divided by the number of common shares into which the preferred stock is convertible, developing an “effective conversion price”.  This “effective conversion price” is then compared to the market price of the Company’s stock on the date of the transaction, and the “differential”, multiplied by the number of shares into which the preferred stock is convertible, yields the theoretical “deemed dividend”, a non-cash event/charge.  This calculated amount is recorded on the books and records as an “intra-equity” entry only, charging retained earnings/accumulated deficit and simultaneously increasing additional paid in capital.  Again, it is a non-cash accounting entry only and has no effect on the Statement of Operations.  However, FASB ASC Accounting Standards (ASC 470-20-25) require that this amount be shown on the Statement of Operations below Net Income (Loss)  as deduction below Net Income (Loss), thereby, reducing Net Income (Loss) Available for Common Stockholders’, which also reduces Net Income (Loss) per Common Share.

    As a result of the above accounting requirements, as described above, a “deemed dividend” was recorded in 2011 in the amount of $1,969,000, related to the issuance of the Series C Preferred Stock with detachable warrants on March 3, 2011. In 2010, the Company issued both Convertible Debentures and Series B Preferred Stock, for which an “embedded beneficial conversion feature” had to be calculated. For the Convertible Debenture issued May 21, 2010, the “embedded beneficial conversion feature” was $184,000, properly charged to “debt discount” and credited to Additional Paid in Capital.  For the issuance of the Series B Preferred Stock with detachable warrants in three “tranches in 2010 (May 7, 2010 - 960,000 shares; 720,000 warrants; September 30, 2010 – 80,000 shares; 60,000 warrants; December 6, 2010 – 160,000 shares; 120,000 warrants), the total “deemed dividend to preferred stockholders’ was calculated and recorded in the amount of $360,000.   Therefore, taking into consideration the respective net income for 2011 and 2010, the dividends actually paid on the Series B Preferred Stock of $44,000 in 2011 , and the “deemed dividend to preferred stockholders' " described above, net loss available for common stockholders for 2011 was $(1,954,000), or $(0.24) per share, as compared to $(98,000), or $(0.01) per share for 2010.

Results of Operations

Results of Operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Note:  The following Results of Operations relates directly to the Restated Statement of Operations for the nine months ended September 30, 2012 compared to the Restated Statement of Operations for the nine months ended September 30, 2011, appearing in their totality in Note 25 to the financial statements included herein, along with an explanation for the restatement for each financial caption affected by the restatement, and a line item by line item detail.

The GHH acquisition became effective on March 5, 2012; the results of operations for the nine months ended September 30, 2012 found below, therefore, only include GHH’s results of operations from March 5, 2012 through September 30, 2012.

Net revenue for the nine months ended September 30, 2012 was $15,103,000, an increase of 10.6%, compared to $13,652,000 for the same period in 2011.  Net revenue for the nine months ended September 30, 2012 contributed by the Solutions segment, GHH, was $2,433,000 or 16.1% of total revenue. Excluding the contribution of GHH, net revenue would have been $12,670,000 compared to $13,652,000 for the same period in the prior year, a decrease of $982,000 or 7.2%. The decline in core revenue is primarily attributable to a decline in revenue in Charlotte ($1,405,000), Kansas City ($858,000) and San Diego ($382,000).  In the Charlotte branch, decreases in revenue were attributable to clients’ decisions to defer anticipated Governance and Risk based projects (GRC), as well as the overall loss of consultants engaged in client billing activities from these services. In Kansas City, the decline is attributable to the loss of two major clients from 2011 and our inability to replace that business to date, resulting in our decision to close the physical office in Kansas City and manage the existing business from Charlotte. In San Diego, the decline is due to the deferral of certain Governance and Risk projects combined with engagements that completed in 2011 which were to be offset in 2012 by our expansion into Orange County, which expansion did not take place at this time. In all cases, proactive steps are being taken by management to address these declines. These declines were partially offset by increases in business in Los Angeles ($1,332,000) and Winston-Salem ($340,000).

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

Other income and expense resulted in a net loss of $107,000 for the nine months ended September 30, 2012 versus a net loss of $887,000 for the same period in the prior year.  For the nine months ended September 30, 2012 the loss is almost entirely attributable to two items; (i) derivative expense, a non-cash item recorded as a result of the revaluation of warrants and related derivative liability at September 30, 2012 compared to December 31, 2011 of $91,000 and, (ii) interest expense related to the Company’s borrowings on its line of credit of $65,000. In  the nine months ended September 30, 2011, the loss is primarily attributable to interest expense on the Company’s debentures of $156,000 (subsequently paid in full in November 2011), loss incurred as a result of the early extinguishment of a portion of these debentures converted to common stock of $80,000 and derivative expense of $565,000.

The income tax benefit of $518,000 and $386,000 in 2012 and 2011, and effective tax rates of 23.6% and 20.7%  respectively are primarily attributable to the impact of permanent differences (nontaxable items such as certain stock compensation expense, nondeductible meals & entertainment, derivative expense, etc.) that do not have any effect on Premier’s actual tax return.

Net loss of $1,678,000 for the nine months ended September 30, 2012 compared to a net loss of $1,483,000 for the corresponding period in the prior year is directly attributable to the individual factors outlined above. Net loss available for common stockholders was affected by the dividends paid on the preferred stock during the quarters ended March 31, 2012 ($321,000 on Preferred B and C) and March 31, 2011 ($44,000 on Preferred B), and in the quarter ended March 31, 2011, a deemed dividend on Series C Preferred Stock of $1,969,000. This resulted in a net loss to common stockholders for the nine months ended September 30, 2012 of $1,999,000 and basic and fully diluted net loss per share of $0.14 and $3,497,000 for the nine months ended September 30, 2011 and basic and fully diluted net loss per share of $0.44.

Results of Operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.
Note:  The following Results of Operations relates directly to the Restated Statement of Operations for the three months ended September 30, 2012 compared to the Restated Statement of Operations for the three months ended September 30, 2011, appearing in their totality in Note 25 to the financial statements included herein, along with an explanation for the restatement and a line item by line item detail of each financial caption affected by the restatement.

Net revenue for the three months ended September 30, 2012 was $4,823,000, an increase of 4.7%, compared to $4,604,000 for the same period in 2011.  Net revenue for the three months ended September 30, 2012 contributed by GHH was $937,000 or 19.4% of total revenue. Excluding the second quarter contribution of GHH, net revenue would have been $3,886,000 compared to $4,604,000 for the same period in the prior year, a decrease of $718,000 or 15.6%. This decrease for the three month period is due to the same factors described for the nine months ended September 30, 2012 above.

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

Other income and expense resulted in net expense of $185,000 for the three months ended September 30, 2012 versus a net expense of $635,000 for the same period of the prior year. The net expense for three months ended September 30, 2012 was comprised almost exclusively of derivative expense, a non-cash item, resulting from the revaluation of warrants and the related derivative liability at September 30, 2012 resulting in derivative expense of $155,000, plus interest expense of $38,000 relating to borrowings on the Company’s line of credit.

The effective income tax rate is 35.3% and is impacted by the permanent differences attributable to certain derivative income and certain stock compensation expense which are considered permanent differences; hence, nontaxable, and not providing a tax deduction or benefit.

Net loss for the three months ended September 30, 2012 was $461,000 compared to a net loss of $772,000 for the same period in the prior year. This resulted in basic and fully diluted net loss per share of $0.03 per share and $0.10 for the three months ended September 30, 2012 and September 30, 2011, respectively.

Results of Operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Note:  The following Results of Operations relates directly to the Restated Statement of Operations for the six months ended June 30, 2012 compared to the Restated Statement of Operations for the six months ended June 30, 2011, appearing in their totality in Note 25 to the financial statements included herein, along with an explanation for the restatement and a line item by line item detail of each financial caption affected by the restatement.

The GHH acquisition became effective on March 5, 2012; the results of operations for the six months ended June 30, 2012, therefore, only include GHH’s results of operations from March 5, 2012 through June 30, 2012.

Net revenue for the six months ended June 30, 2012 was $10,280,000, an increase of 13.6%, compared to $9,047,000 for the same period in 2011.  Net revenue for the six months ended June 30, 2012 contributed by the Solutions segment of GHH was $1,496,000 or 14.6% of total revenue. Excluding the second quarter contribution of GHH, net revenue would have been $8,784,000 compared to $9,047,000 for the same period in the prior year, a decrease of $263,000 or 2.9%. As for the six months ended June 30, 2012, this decline in core revenue is primarily attributable to declines in Charlotte, Kansas City and San Diego, and was partially offset by gains in Los Angeles and Winston-Salem. In the Charlotte branch, decreases in revenue were attributable to clients decisions to defer anticipated GRC projects, as well as the overall loss of consultants engaged in client billing activities; in Kansas City due to the loss of two major clients and our inability to replace that business to date and in San Diego due to the lower than anticipated advisory and consulting billing hours in the Finance & Accounting consulting areas. In all cases proactive steps are being taken by management to address these declines.

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

Selling, general and administrative expenses (SG&A) were $3,919,000 or 38.1% of revenue for the six months ended June 30, 2012, as compared to $2,942,000 or 32.5% for the same period in 2011.  For the six months ended June 30, 2012 (or since the March 5, 2012 acquisition) GHH incurred $799,000 in SG&A representing 53.4% of its total revenue. Management continues to take steps to monitor GHH’s SG&A while GHH continues to grow and gain new contract wins. SG&A, excluding GHH, for Premier’s core business would have been $3,007,000 or 35.4% of Premier’s core business revenue compared to the $2,942,000 and 32.5%  outlined above for the six months ended June 30, 2011, an increase of $65,000. SG&A also included non-cash compensation expense related to the issuance of stock options and warrants and the amortization of stock option/warrant expense for previously awarded options/warrants that vest over time in the amount of $247,000 for the six months ended June 30, 2012 compared to $235,000 in the same period in the prior year.  In addition, one-time costs of $294,000, related to M&A integration were also recorded in the six months ended June 30, 2012.

As a cumulative effect of the above, loss from operations for the six months ended June 30, 2012 was $1,560,000 compared to a loss of $729,000 for the same period in the prior year.  The Company’s efforts to integrate GHH into its core, at the same time that it refines its business development focus, accounted for $409,000 of that loss.  The remainder of the loss for the six months ended June 30, 2012 was $1,151,000 attributable to core Premier functions, an increase over the loss for the six months ended June 30, 2011 of $422,000 or 58%. A decline in core Premier revenues without corresponding decreases in fixed costs was the primary reason for this loss.  Management has and will continue to take steps to realign fixed costs with revenues.

Other income and expense, net resulted in a net other income of $78,000 for the six months ended June 30, 2012 versus a net loss of $252,000 for the same period in the prior year.  For the six months ended June 30, 2012 the other income is almost entirely attributable to derivative income ($64,000), a non-cash item, recorded as a result of the revaluation of warrants and the related derivative liability at June 30, 2012 compared to December 31, 2012. In the six months ended June 30, 2011, the loss is primarily attributable to interest expense on the Company’s debentures ($106,000 andsubsequently paid in full in November 2011) and loss incurred as a result of the early extinguishment of a portion of these debentures converted to common stock ($80,000) as well as non-cash derivative expense of $73,000.

The income tax benefit of $266,000 and effective rate of 17.9% is attributable to the impact of permanent differences (nontaxable items such as certain stock compensation expense, nondeductible meals & entertainment, certain derivative expense, etc.) that do not have any effect on Premier’s actual tax return.

Net loss of $1,216,000 for the six months ended June 30, 2012 compared to a loss of $712,000 for the corresponding period in the prior year is directly attributable to the individual factors outlined above. Net loss available to common stockholders was affected by the dividends paid on the preferred stock in the quarters ended March 31, 2012 and March 31, 2011, plus a deemed dividend on preferred stock as a result of the issuance of the Series C Preferred Stock (a non-cash charge considered to be a “beneficial conversion feature”) resulting in a net loss to common stockholders for the six months ended June 30, 2012 of $1,538,000 and basic and fully diluted net loss per share of $0.12 and $2,725,000 for the six months ended June 30, 2011 and basic and fully diluted net loss per share of $0.34.

Results of Operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Note:  The following Results of Operations relates directly to the Restated Statement of Operations for the three months ended June 30, 2012 compared to the Restated Statement of Operations for the three months ended June 30, 2011, appearing in their totality in Note 25 to the financial statements included herein, along with an explanation for the restatement and a line item by line item detail of each financial caption affected by the restatement.

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

Loss from operations for the three months ended June 30, 2012, was $751,000 as compared to a loss of $453,000 for the same period in 2011.  The increase in the loss in 2012 over 2011 is primarily attributable to the loss from operations from GHH for the period from the second quarter of $204,000 and an increase in Cost of Revenues for the three months ended June 30, 2012 compared to the same period in the prior year.

Other income and expense, net resulted in a net other income of $1,841,000 and was comprised almost exclusively of derivative income, a non-cash item, resulting from the revaluation of warrants and the related derivative liability at June 30, 2012 resulting in derivative income of $1,880,000, offset by interest expense of $17,000 and a decline in the market value of officers life insurance of $32,000.

The effective income tax rate for the three months ended June 30, 2012 was 7.1% compared to 14.9% for the same period in the prior year.  Both were impacted by the permanent differences attributable to derivative income and/or expense and stock compensation expense which are considered permanent differences; hence, nontaxable, and not providing a tax deduction or benefit. In this instance, the derivative income of $1,880,000 for the three months ended June 30, 2012, a non-taxable item is primarily attributable for the low effective tax rate.

Net income for the three months ended June 30, 2012 was $1,012,000 compared to a loss of $858,000 for the same period in the prior year.  The positive swing in income of $1,870,000 is primarily attributable to the derivative income recorded for the three months ended June 30, 2012 as described above ($1,880,000) compared to a derivative loss ($73,000) in the three months ended June 30, 2011, offset by an increased loss from operations of $298,000.  Net income (loss) available to common stockholders for the three months ended June 30, 2012 and 2011 equaled net income for these periods, for there were neither actual dividends paid nor any deemed dividends on preferred stock in either of these three month periods. This resulted in basic net income per share of $0.06 per share and $0.03 on a fully diluted basis for the three months ended June 30, 2012 compared to a net loss per share of $0.11 on a basic and fully diluted basis for the three months ended June 30, 2011.

Results of Operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Note:  The following Results of Operations relates directly to the Restated Statement of Operations for the three months ended March 31, 2012 compared to the Restated Statement of Operations for the three months ended March 31, 2011, appearing in their totality in Note 25 to the financial statements included herein, along with an explanation for the restatement and a line item by line item detail of each financial caption affected by the restatement.

The GHH acquisition was only consummated on March 5, 2012; hence, the results of operations for the three months ended March 31, 2012 only include their results of operations from March 5, 2012 through March 31, 2012.

Net revenue for the three months ended March 31, 2012 was $4,786,000, a decrease of 1.0%, compared to $4,834, 000 for the same period in 2011.  Net revenue for the three months ended March 31, 2012 contributed by GHH was $235,000 or 5% of total revenue. Excluding the first quarter contribution of GHH, net revenue would have been $4,551,000 compared to $4,834,000 for the same period in the prior year, a decrease of 5.8%.  This decrease is attributable to deference of anticipated contracts and a decrease in revenue from our Kansas City operations as compared to the same period in the prior year.

Cost of revenues, defined as all costs for billable staff and cost of goods for GHH, was $3,705,000 or 77.4% of revenue for the three months ended Mach 31, 2012, as compared to $3,687,000 or 76.3% of revenue for the same period in 2011. The increase in cost of revenues as a percentage of revenue for this period is primarily a result of a lower utilization of billable resources throughout the company as several contracts were deferred or delayed by customers and new business did not offset the impact and lower gross margin in the GHH business.

Seling, general and administrative (SG&A) expenses were $1,846,000 or 38.6% of revenue for the three months ended in Mach 31, 2012, as compared to $1,416,000 or 29.3% for the same period in 2011.  Most of the key SG&A expense items including rent, professional services (legal, accounting, consulting), telecommunication, business insurance, benefits, and travel were managed effectively and increases were primarily offset by decreases within these categories.  The overall increase in SG&A expense was mainly attributed to an increase in overhead and related expenses (professional services legal and accounting, rent, licenses, subscriptions) from the GHH acquisition (totaling $256,000).  But for the increased SG&A from GHH, total SG&A would have been $1,590,000 compared to $1,416,000 for the same period in the prior year, an increase of $174,000 or 12.3%. Non-cash compensation expense related to the issuance of stock options and warrants of $163,000 accounted for the majority of this increase due to awards made by the Board of Directors in the three months ended March 31, 2012.

Loss from operations for the three months ended in March 31, 2012, was $809,000 as compared to a loss of $275,000 for the same period in 2011.  The loss in 2012 is attributable to an increase in non-cash compensation expense related to the issuance of stock options and stock warrants of $163,000, the loss from operations from GHH for the period from the March 5, 2012 date of acquisition through March 31, 2012 of $205,000 and increased overhead costs for the three months ended March 31, 2012 compared to the same period in the prior year of approximately $187,000. The operating loss for the 2011 period included one-time expenses related to funding and M&A activity that totaled approximately $232,000, increased stock option / warrant compensation expense (non-cash) of $59,000 and the other cost of revenue and SG&A impacts discussed above.

Other income (expense) consisted of net expense of $1,763,000 for the three months ended March 31, 2012, compared to net income of $304,000 for the same period in 2011.  The net expense for 2012 is primarily attributable to a non-cash charge for derivative expense related to adjusting the derivative liability at March 31, 2012 to the calculated fair value of warrants issued, resulting in a non-cash expense of $1,816,000, offset by an increase in value of life insurance policies based on market fluctuation of $39,000.

The effective income tax benefit for the first three months of 2012 is 13.3% compared to an effective income tax expense of in excess of 100% for the same period in 2011. The effective tax rate is primarily due to permanent differences between book taxable income and tax taxable income representing the non-tax deductible book expenses recorded including the non-cash derivative expense ($1,816,000) and the non-cash stock option / warrant compensation expense ($163,000) in 2012 versus the non-cash derivative income of $356,000 in 2011, which represented over 12 times the net income in total for 2011.

Net loss for the three months ended in March 31, 2012 was $2,229,000 compared with net income of $147,000 for the same period in 2011.  This significant turnaround, and creation of the loss is primarily attributable to the non-cash charge related to the recording of the derivative expense of $1,816,000 versus derivative income of $356,000 for the same period in the prior year, a non-cash negative swing impact on income of $2,172,000, the additional non-cash stock option / warrant compensation expense $163,000 and the net loss of GHH for the period of March 5, 2012 through March 31, 2012 of $212,000. The loss per share in the period ended March 31, 2011 is negatively impacted by a deemed dividend on preferred stock as a result of an accounting requirement related to an “embedded beneficial conversion feature” that was recorded as a non-cash charge of $1,969,00. As a combined result of the above, loss per basic and diluted share was $0.25 for the period ending March 31, 2012 compared to $.23 for the same period in 2011.

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

Derivative Warrant Liability

    The Company evaluates it warrants issued in connection with debt and preferred stock issuances to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with in accordance with FASB ASC 810—10-05-4 and 815-40.  This accounting treatment requires that the carrying amount of any embedded derivatives be marked-to-market at each balance sheet date and carried at fair value.  In the event that the fair value is recorded as a liability, as is the case with the Company, as our only derivatives are related to common stock warrants issued in direct connection with debt and preferred stock issuances, the change in the fair value during the period is recorded in the Statement of Operations as either income or expense. Upon conversion or exercise, the derivative liability is marked to fair value at the conversion date and then the related fair value is reclassified to equity.  The fair value at each balance sheet date and the change in value for each class of warrant derivative is disclosed in detail in Note 12 to the Financial Statements.

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

Level 3 – inputs that are unobservable (for example the probability of a capital raise in a “binomial” methodology for valuation of a derivative liability directly related to the issuance of common stock warrants).

We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain financial instruments and contracts, such as debt financing arrangements the issuance of preferred stock with detachable common stock warrants features that are either i) not afforded equity classification, ii) embody risks not clearly and closely related to host contracts, or iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

    Our only derivative instruments are detachable (or “free-standing”) common stock purchase warrants issued in conjunction with debt or preferred stock. We estimate fair values of these derivatives (and related embedded beneficial conversion features) utilizing Level 2 inputs for all classes of warrants issued, other than one class, Series C Preferred Stock. Other than the Series C Preferred Stock warrants, we use the well accepted Black-Scholes option valuation technique as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, and risk free rates) necessary to fair value these instruments, for they do not contain material “down round protection” (otherwise referred to as “anti-dilution” and full ratchet provisions). For the warrants directly related to the Series C Preferred Stock, the warrant contracts do contain “Down Round Protections” and the “Black-Scholes” option valuation technique does not, in its valuation calculation, give effect for the additional value inherently attributable to the warrant having the “Down Round Protection” mechanisms in its contractual arrangement.

However, additional valuation models and techniques have been developed and are widely accepted that take into account the additional value inherent in “Down Round Protection.” These widely accepted techniques include “Modified Binomial”, “Monte Carlo Simulation” and the “Lattice Model.” The “core” assumptions and inputs to the “Binomial” model are the same as for “Black-Scholes”, such as trading volatility, remaining term to maturity, market price, strike price, and risk free rates; all Level 2 inputs.  Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable. However, a key input to a “Binomial” model (in our case, the “Monte Carlo Simulation”, for which we engage an independent valuation firm to perform) is the probability of a future capital raise.  By definition, this input assumption does not meet the requirements for Level 1 or Level 2 outlined above; therefore, the entire fair value calculation is deemed to be Level 3 under accounting requirements due to this single Level 3 assumption. This input to the Monte Carlo Simulation model, was developed with significant input from management based on its knowledge of the business, current financial position and the strategic business plan with its best efforts.

However, estimating fair values of derivative financial instruments, including Level 2 instruments and those limited only to common stock purchase warrants, as that is the only derivative instruments the Company has, require the use of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques   are volatile and sensitive to changes in our trading market price, the trading market price of various peer companies and other key assumptions such as the probability of a capital raise for the Monte Carlo Simulation described above. Since derivative financial instruments are initially and subsequently carried at fair value, our income will reflect this sensitivity of internal and external factors.

As discussed above, financial liabilities are considered Level 3 when their fair values are determined using pricing models or similar techniques and at least one significant model assumption or input is unobservable.  For the Company, the only Level 3 financial liability is the derivative liability related to the common stock purchase warrants directly related to the Series C Preferred Stock for the warrant contract includes “Down Round Protection” and they were valued using the “Monte Carlo Simulation” technique.  This technique, while the majority of inputs are Level 2, necessarily incorporates a Capital Raise Assumption or Input which is unobservable and a Level 3 input.

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

In connection with the Series C Convertible Preferred Stock issued on March 3, 2011,  we issued warrants to purchase an aggregate of 7,142,856 shares of our common stock at an exercise price of $0.77 per share.  The fair market value of these warrants was charged to additional paid-in capital as a cost of the equity raise.  Additionally, pursuant to the Series C Convertible Preferred Stock offering, we issued a warrant to purchase an aggregate of 714,285 shares of our common stock to the investment bank at an exercise price of $0.77 per share, and warrants to purchase 330,000 and 30,000 shares of our common stock, respectively, with an exercise price of $0.77 per share, to two consultants directly related to the offering. The warrant to purchase an aggregate of 330,000 shares of our common stock was issued for services to an individual who subsequently became a Director. The warrants to purchase an aggregate of 8,217,141 of our common stock was valued at the fair market value of the warrants at the issuance date of $2,203,435 and recorded as a derivative liability.  Please see the full discussion in the section above entitled “Series C Convertible Preferred Stock”

  On March 3, 2011, we issued a warrant to purchase an aggregate of 240,000 shares of our common stock to a Director for services.  The warrants are exercisable at $0.77 and expire on March 3, 2016. The grant date estimated fair value of the options of $59,328 is included in SG&A expenses on the statement of operations.

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

On June 10, 2011, we issued a warrant to purchase an aggregate of 50,000 shares of our common stock to each of our five independent Directors for board service. The warrants are exercisable at $1.05 and expire on June 10, 2016. The grant date estimated fair value of the options of $71,200 is included in SG&A expenses on the statement of operations.

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

In connection with the Series D 8% Redeemable Convertible Preferred Stock issued on December 26, 2012, we issued a warrant to purchase an aggregate of 2,348,685 shares of our common stock to investors and a warrant to purchase an aggregate of 939,467 shares of our common stock to the placement agent.  These warrants are recorded as a derivative liability with an offsetting charge to additional paid in capital.

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

Financial Condition and Liquidity

As of December 31, 2012, we had cash and cash equivalents of $4,471,000, compared to $3,051,000 at December 31, 2011 , an increase of $1,420,000.  We continue to use our revolving line of credit to fund operations and increased our end of year balance by $351,000 over the prior year balance.  As of December 31, 2012 our available borrowings under our revolving line of credit were $406,000. Working capital at December 31, 2012, was $3,627,000 and $4,381,000 at December 31, 2012 and 2011 respectively, a decrease of $754,000.  This net decrease is the result of a number of factors: i) a reduction in income tax receivable of $113,000 in 2012 as this was collected, ii) a reduction in convertible notes receivable and deferred issuance costs of $1,031,000 in 2012, as these amounts related to loans to GHH and deferred stock issuance costs which went away at acquisition March 5, 2012, iii) a net increase in costs and estimated earnings over billings of $196,000 in 2012, as % of completion accounting started only subsequent to the GHH acquisition, iv) an increase in current portion of long-term debt of $123,000, almost solely related to a GHH facility in California which will be re-financed in 2013, v) $656,000 in accounts payable, again almost solely related to the acquisition of GHH and its subsidiary companies, and vi) and increase in accrued expenses of $311,000, which is primarily attributable to the accrual of a GHH litigation settlement discussed above. Non-current liabilities of $2,560,000 are comprised of a book liability related to the current valuation of outstanding warrants considered a derivative liability of $2,475,000 with the balance of $85,000 representing a deferred tax liability.  Shareholders’ equity as of December 31, 2012, was $16,455,000 (which represents 71.3% of total assets) compared to $6,768,000 at December 31, 2011 and 66.3% of total assets.

During the year ended December 31, 2012, net cash used in operating activities was $3,362,000 and was primarily attributable to: i) the net loss of $9,694,000 , offset by, ii) depreciation and amortization of $243,000, iii) write-off of debt discount of $354,000, iv) non-cash expenses for stock warrant and options issued of $779,000, v) non-cash charge for impairment of goodwill of $4,378,000, vi) deferred income taxes of $396,000, vii) non-cash derivative expense of $895,000 , viii) non-cash charge for stock issued for services of $120,000 to a registered investment advisor as referral fees for the Ecological transaction, and ix) a decrease in income taxes receivable of $110,000. These sources were offset by an increase in accounts receivable of $274,000, an increase in costs and earnings in excess of billings of $225,000, and increase in prepaid expenses of $25,000, a decrease in accounts payable and accrued expenses of $317,000 (as we used a substantial portion of the proceeds of the issuance of the 7% Promissory Note to pay down accounts payable), and a decrease in billings in excess of costs and estimated earnings of $136,000.

Cash used in investing activities of $2,292,000 for the year ended December 31, 2012 was primarily comprised of the following: i) $2,000,000 for the acquisition of Ecological, LLC on December 31, 2012, ii) the incurrence of deferred stock issuance costs related to the Company's issuance of common stock in the acquisition of GHH in the amount of $193,000, iii) the issuance of convertible secured promissory notes to GHH in the amount of $195,000 in early 2012 (see discussion of the GHH acquisition above and the realization of these notes as a reduction in the consideration of the purchase consideration of GHH) and the assumption of $107,000 in cash in the GHH acquisition.

Cash provided from financing activities of $7,073,000 for the year ended December 31, 2012 was comprised primarily of the following: i) the issuance of the Series D Preferred Stock in December 2012, with net proceeds of $6,235,000, ii) issuance of 7% Promissory Notes in November 2012 resulting in net proceeds of $636,000 (these notes were mandatorily converted to Series D Preferred Stock upon their issuance in December 2012), and net proceeds from borrowings on the Company’s revolving line of credit of $351,000. These sources were offset by $37,000 in transaction costs paid on financing transactions and $119,000 in net payments on long-term debt.

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

The leases cover office premises and leased vehicles.  Of these leases a total of $52,146 is allocated for vehicle leases and $1,565,652 is for office premises. Non-cancellable contracts with talent acquisition search engines account for $58,222 of the obligations.  The above schedule of contractual obligations does not include dividends on preferred stock as they have not been declared; we have the option of paying the dividends in cash or our common stock at our discretion. We have several employment agreements in place with key management which are in the normal course and have not been included in the above table.

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

Off-Balance-Sheet Arrangements

The 7% Series B Convertible Preferred Stock accrues 7 percent per annum dividends. The dividends began accruing May 7, 2010, and are cumulative.  Dividends are payable annually in arrears.  At December 31, 2012, $56,840 of dividends has accrued on these shares, respectively.  However, they are unrecorded on the Company’s books until declared. On January 28, 2013, we declared dividends on our Convertible Series B Preferred Stock and we paid the dividends in shares of our common stock.  On February 1, 2013, we issued 71,050 shares of our common stock to the 7% Series B Convertible Preferred Stockholders.

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

Preferred Stock

    During 2010, we effectively issued three tranches of 7% Series B Convertible Preferred Stock in private placements, all tranches with identical terms for both the stock and related warrants. The first, May 7, 2010, we issued 960,000 shares, along with 720,000 detachable warrants. An additional 139,740 warrants were also issued to the placement agent with this issuance. The second, September 30, 2010, we issued 80,000 shares, along with 60,000 detachable warrants. Finally, on December 6, 2010, we issued 160,000 shares, along with 120,000 detachable warrants. An additional 19,200 warrants were also issued to the placement agent.  The holders of shares of 7% Series B Convertible Preferred Stock are entitled to receive a 7 percent annual dividend until the shares are converted to common stock.   The warrants immediately exercisable are for a term of five years and entitle the holder to purchase shares of our common stock at an exercise price of $ 0.77 per share.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were effective at December 31, 2012.   Based on that evaluation, in light of the weaknesses in internal controls over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective at December 31, 2012, 2011 and 2010.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, 2011 and 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. During the preparation of the Quarterly Report on Form 10-Q for the three  and six months ended June 30, 2013, management at that time discovered that at the initial recording of the issuances of  Preferred Stock and Debt Offerings, the recording of the Derivative Liability at its Fair Market Value was properly recorded as a liability on the books and records; however, the Derivative Liability was “Tax Effected” and a “Deferred Tax Asset” (established at a combined statutory effective tax rate) was also recorded, with the “differential” being charged to Additional Paid in Capital. This alone is incorrect accounting application, for the entire amount of the Derivative Liability valuation at issuance should have been charged to Additional Paid in Capital.

This initial error was discovered by the Company on August 5, 2013  relating to providing for a deferred tax asset, at a combined federal and state statutory tax rate, upon the initial recording of the issuance of detachable warrants associated with both debt and convertible preferred stock.  Further, as the derivative liabilities, valued at initial issuance, were subsequently and appropriately “marked to market” based on current valuations, the deferred tax asset (established at initial issuance as aforementioned), directly related to this derivative liability, was adjusted based on the movement of the derivative liability, essentially “tax effecting” the derivative income or expense, as the case may have been, from quarter to quarter. After substantial research and consultation, it was determined this was not the proper accounting treatment, neither at initial issuance nor the subsequent accounting. The Company had to go back to inception of the first issuance when this accounting occurred (May 21, 2010), correct the entries to the balance sheet at that time to completely remove the deferred tax asset and appropriately adjust Additional Paid in Capital, and for all subsequent measurement periods (impacting the Statement of Operations); not only for this initial issuance of debentures, but for all other subsequent issuances of Preferred Stock and Promissory Notes, remove completely the “deferred tax asset directly related to the derivative liability” and the deferred tax expense or benefit that had been inappropriately recognized in the Statement of Operations.

The additional research also indicated, that while we had been consistently applying the well accepted Black-Scholes methodology for valuation of detachable warrants treated as derivative instruments, creating a derivative liability, we determined the use of a “binomial” methodology for warrants which contain “down round protection” (ie, “anti-dilution”, full ratchet provisions) was required. Therefore, we simultaneously evaluated all tranches of outstanding warrants and their underlying characteristics. As a result, we engaged an independent valuation specialist to perform valuations for certain classes of warrants containing “down round protection”, primarily the warrants associated with the Series C Preferred Stock issuance on March 3, 2011. Hence, the valuation specialists necessarily had to go back to that issuance date and revalue these warrants, both at original issue and at every valuation date forward.  This revaluation impacted the calculation of the beneficial conversion feature at issuance, as well as the initial valuation at recordation (in addition to adjusting for no longer recording the deferred tax asset discussed above), as well as each and every derivative valuation thereafter; hence, impacting recorded derivative income and/or expense.

Finally, the Company discovered that the detachable warrants issued in conjunction with the Series B Preferred Stock issuance in 2010 had never been recorded as a derivative liability,  The Company evaluated these detachable warrants closely, in conjunction with valuation specialists and counsel, determined that they did not contain “down round protection”, and could properly be valued using the Black-Scholes methodology.  These detachable warrants were recorded, resulting in derivative income in 2010.  A beneficial conversion feature was recorded for this issuance, but was carefully recalculated and a small adjustment was made.

As a result, management has deemed it necessary to file a restated  Annual Report on Form 10-K for the years ended December 31, 2012 and 2011 (collectively, the “Form 10-K”), to file: i) a restated Balance Sheet, ii) Statement of Operations, iii) Statement of Cash Flows, iv) Footnote disclosures, and, v) Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2012 and 2011, vi) amended financial statements for the Company’s SEC Form 10-Q’s; a) for the three months ended March 31, 2012 and 2011, b) the three and six months ended June 30, 2012 and 2011,  c) the three and nine months ended September 30, 2012 and 2011, d) amended  Management’s Discussion and Analysis of Financial Condition and Results of Operations for each of the interim periods outlined immediately above, and, vi) the cumulative impact on the beginning balance sheet as of January 1, 2011, resulting from errors outlined in detail above, as required by FASB ASC’s and SEC requirements,. The Form 10-K financial statements for the years ended December 31, 2012 and 2011, herein, include an explanatory footnote outlining each financial statement line item impacted, the original amount reported and the restated amount.  The Form 10-K financial statements also include, for the interim periods outlined in detail above,  in the footnotes to the Form 10-K, the amended and restated interim financial statements, along with an additional explanatory footnote detailing the balances as originally reported and the restated amount, for each financial statement line item affected.

This comprehensive restatement, including: i) removing the deferred tax asset, directly related to the derivative liability, ii) removing the related deferred tax expense and/or benefit, and, iii) the revaluation of the warrants creating a derivative liability under the “binomial” methodology,  has no effect on our cash flow or liquidity.  No entries to correct for this restatement have any impact on our cash position, cash flow, liquidity or operations.

Based on the above, our management, with the participation of the President, concluded that as of December 31, 2012, 2011 and 2010, and as of the end of each period in the interim periods outlined in detail in the preceding paragraph, our internal control over financial reporting was not effective and did not provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has taken immediate steps to enhance its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  These changes are outlined as follows;

•
The Chairman and President and CEO have directed and authorized the hiring of an experienced CPA with extensive GAAP, SEC Reporting and Financial Reporting experience, which will then allow the CFO to oversee and review the work in more detail.

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

10.11	Lease Agreement between Bissell Porter Siskey, LLC and the Company (incorporated by reference to Exhibit 10.11 to Form 10-K of the registrant filed with the Commission on April 1, 2013).

14.1	Code of ethics (incorporated by reference to exhibit 14.1 to Form 10-KSB of the registrant filed with the Commission on March 31, 2005).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Form 10-K of the registrant filed with the Commission on April 1, 2013).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350). (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350). (filed herewith).

32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (filed herewith).

32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (filed herewith).

101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.
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

PREMIER ALLIANCE GROUP, INC.

Date: October 18, 2013	By:	/s/ Mark S. Elliott
Mark S. Elliott, President, Chief Executive Officer
Date: October 18, 2013	By:	/s/ Larry W. Brumfield
Larry W. Brumfield, Chief Financial Officer and Principal Accounting Officer

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: October 18, 2013	By:	/s/ Mark S. Elliott
Mark S. Elliott, CEO, President, Director
Date: October 18, 2013	By:	/s/ Joseph J. Grano, Jr.
Joseph J. Grano, Jr., Chairman, Director
Date: October 18, 2013	By:	/s/ Isaac Blech
Isaac Blech, Director
Date: October 18, 2013	By:	/s/ Kevin T. Carnahan
Kevin T. Carnahan, Director
Date: October 18, 2013	By:	/s/ John Catsimatidis
John Catsimatidis, Director
Date: October 18, 2013	By:	/s/ Wesley Clark
Wesley Clark, Director
Date: October 18, 2013	By:	/s/ Patrick J. Kolenik
Patrick J. Kolenik, Director
Date: October 18, 2013	By:	/s/ Gregory C. Morris
Gregory C. Morris, Director
Date: October 18, 2013	By:	/s/ Harvey Pitt, Director
Harvey Pitt, Director
Date: October 18, 2013	By:	/s/ Seymour Siegel.
Seymour Siegel, Director
Date: October 18, 2013	By:	/s/ Cary W. Sucoff
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

As discussed in Notes 24 and 25 to the consolidated financial statements, the accompanying 2012 consolidated financial statements have been restated.

/s/ Cherry Bekaert LLP

Charlotte, North Carolina
April 1, 2013,   Except for notes 24 and 25 and the related changes
to Notes 12, 14, 15, and 20 as to which the Date is October 18, 2013.

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

We conducted our audit in accordance with the standards of the Auditing Standards Boaard and Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Premier Alliance Group, Inc. is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Alliance Group, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
As discussed in Notes 24 and 25 to the consolidated financial statements, the accompanying 2011 consolidated financial statements have been restated.

/s/Scharf Pera & Co., PLLC

Charlotte, North Carolina
May 10, 2012, Except for notes 24 and 25 and the related changes to Notes 12, 14, 15, and 20 as to which the Date is October 18, 2013.

(F-2)

PREMIER ALLIANCE GROUP, INC.
BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

ASSETS
	2012	2011
	(Restated)	(Restated)
CURRENT ASSETS:
Cash	$4,471,102	$3,051,407
Accounts receivable	2,689,724	2,184,873
Marketable securities	31,107	30,854
Income tax receivable	--	113,102
Convertible notes receivable	--	834,814
Deferred issuance costs	--	196,032
Costs and estimated earnings in excess of billings	361,858	--
Deferred tax asset	--	337,000
Prepaid expenses and other current assets	142,668	95,143

Total current assets	7,696,459	6,843,225

PROPERTY AND EQUIPMENT - at
cost less accumulated depreciation	540,570	79,768

OTHER ASSETS:
Goodwill	13,153,497	2,317,778
Intangible assets – net	1,155,949	274,179
Investment in equity-method investee	--	54,842
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers' life insurance	365,830	352,035
Deferred income tax	--	196,000
Deposits and other assets	62,032	14,854

Total other assets	14,837,308	3,309,688

TOTAL ASSETS	$23,074,337	$10,232,681

See Notes to Financial Statements
(F-3)

LIABILITIES AND STOCKHOLDERS' EQUITY
	2012	2011
	(Restated)	(Restated)
CURRENT LIABILITIES:
Note payable	$1,094,263	$743,000
Current portion of long-term debt	175,785	52,337
Accounts payable	1,397,837	742,046
Billings in excess of costs and estimated earnings	165,865
Accrued expenses	1,235,259	924,499

Total current liabilities	4,069,009	2,461,882

NONCURRENT LIABILITIES:
Long-term debt – net of current portion	--	10,281
Derivative liability	2,475,159	963,127
Deferred tax liability	85,000	29,000

Total noncurrent liabilities	2,560,159	1,002,408

COMMITMENTS AND CONTINGENCIES	0	0

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 4,985,000 and 0 shares authorized at December 31, 2012 and 2011, respectively, no shares issued or outstanding Class B convertible preferred stock,	--	--
no liquidation preference
$.001 par value, 2,000,000 shares authorized,
1,160,000 shares issued and outstanding	1,160	1,160
Class C convertible preferred stock, $.001 par
value, 2,500,000 shares authorized, 2,380,952
shares issued and outstanding	2,381	2,381
Class D convertible preferred stock, $.001 par value, 15,000 shares authorized, 7,796 shares issued and outstanding at December 31, 2012	8	--
Common stock, $.001 par value, 90,000,000
shares authorized, 22,331,687 and 8,146,325 shares
issued and outstanding	22,332	8,146
Additional paid-in capital	30,805,827	9,968,098
Accumulated deficit	(14,386,539)	(3,211,394)

Total stockholders’ equity	16,455,169	6,768,391

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,074,337	$10,232,681

  See Notes to Financial Statements
(F-4)

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
	(Restated)	(Restated)
NET REVENUE	$19,472,015	$17,946,089

OPERATING EXPENSES:
Cost of revenues	14,673,811	13,257,891
Selling, general and administrative	8,186,511	5,844,824
Depreciation and amortization	242,650	163,375

Total operating expenses	23,102,972	19,266,090

LOSS FROM OPERATIONS	(3,630,957)	(1,320,001)

OTHER INCOME (EXPENSE):
Interest expense, net	(86,040)	(38,088)
Interest expense – debt discount	(353,656)	(256,949)
Gain (loss) on marketable securities	1,208	(3,579)
Officers' life insurance income (loss)	13,795	(55,368)
Equity in net loss of equity-method investee	--	(122,698)
Derivative income (expense)	(894,512)	1,537,936
Goodwill impairment	(4,378,182)	(576,297)
Intangibles impairment	--	(139,059)
Other income, net	30,695	320,883

Total other income (expense)	(5,666,692)	666,781

LOSS BEFORE INCOME TAXES	(9,297,649)	(653,220)

INCOME TAX BENEFIT (EXPENSE)	(396,000)	712,976

NET INCOME (LOSS)	(9,693,649)	59,756
DIVIDENDS ON PREFERRED STOCK	(321,218)	(44,429)
DEEMED DIVIDEND ON PREFERRED STOCK	(1,160,278)	(1,969,496)
NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS	$ (11,175,145)	$(1,954,169)
Net loss per share:
Basic	$(0.79)	$(0.24)
Diluted	$(0.79)	$(0.24)
Weighted average number of shares, basic and diluted:
Basic	14,057,162	8,057,471
Diluted	14,057,162	8,057,471

  See Notes to Financial Statements
(F-5)

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
	Class B		Class C		Class D				Additional	Retained Earnings	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital (Restated)	Deficit) (Restated)	Equity (Restated)
Balance at December 31, 2010	1,200,000	$1,200					7,967,992	$7,968	$5,888,399	$(1,257,225)	$ 4,360,696
Cumulative effect of Restatement	--	--					--	--	(279,646)	(26,668)	(252,978)
Balance at December 31, 2010 - As Restated	1,200,000	1,200					7,967,992	7,968	5,608,753	$(1,257,225)	$ 4,360,696
Preferred Stock issued – net of $784,935 issue costs			2,380,952	$2,381					4,212,684		4,215,065
Derivative liability associated with Preferred Stock Series C offering									(2,203,,435)		(2,203,435)
Stock options issued in acquisition									11,959		11,959
Stock options issued for services rendered									109,356		109,356
Dividends paid on preferred stock										(44,429)	(44,429)
Deemed dividend on preferred stock									1,969,496	(1,969,496)	-
Conversion from Preferred B to Common	(40,000)	(40)					40,000	40			-
Conversions from Debentures to Common							125,000	125	87,375		87,500
Stock warrants issued for services rendered									160,137		160,137
Stock issued for services							13,333	13	11,773		11,786
Net income										59,756	59,756
Balance at December 31, 2011	1,160,000	1,160	2,380,952	2,381			8,146,325	8,146	9,968,098	(3,211,394)	6,768,391
Stock warrants issued for services									159,977		159,977
Stock options issued for services rendered									618,669		618,669
Issuance of common stock as dividends on Preferred B and Preferred C stock							416,070	416	320,802	(321,218)	-
Issuance of shares in GHH acquisition, net of $509,562 acquisition costs							7,114,482	7,115	6,917,023		6,924,138
Issuance of shares to placement agent in GHH acquisition							104,906	105	120,534		120,639
Issuance of common stock in lieu of warrants							13,001	13	7,787		7,800

  See Notes to Financial Statements
(F-6)

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Continued)

Class B		Class C		Class D				Additional	Retained Earnings	Total
Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	(Accumulated	Stockholders'
Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital (Restated)	Deficit) (Restated)	Equity (Restated)
Issuance of common stock in Ecological acquisition, net of $37,324 issuance costs							6,381,059	6,381	4,805,900		4,812,281
Issuance of shares to placement agent in Ecological acquisition							155,844	156	119,844		120,000
Beneficial conversion feature associated with issuance of 7% Promissory Notes									251,828		251,828
Deemed dividend on preferred stock from conversion of 7% Promissory Notes									552,966	(552,966)	--
Issuance of preferred stock from conversion of 7% Promissory Notes					750	1			617,034		617,035
Deemed dividend on preferred stock									607,312	(607,312)	--
Issuance of preferred stock, net of issuance costs					7,046	7			6,234,893		6,234,900
Record the derivative liability associated with the issuance of the preferred stock									(496,840)		(496,840)
Net Loss										(9,693,649)	(9,693,649)
Balance at December 31, 2012	1,160,000	$1,160	2,380,952	$2,381	7,796	$8	22,331,687	$22,332	$30,805,827	$(14,386,539)	$16,455,169

  See Notes to Financial Statements
(F-7)

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES	(Restated)	(Restated )
Net income (loss)	$(9,693,649)	$59,756
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depreciation and amortization	242,650	163,375
Amortization / write-off of debt discount	353,656	256,948
Decrease (increase) in cash surrender value of
officers’ life insurance	(13,795)	55,368
Common stock issued for services	120,000	11,786
Stock options/warrants issued for services	778,646	269,493
(Income) expense from change in value of derivatives	894,512	(1,537,936)
Loss on extinguishment of debentures	--	80,316
Gain on extinguishment of contingent consideration
in acquiree company	--	(363,023)
Impairment of goodwill and intangible assets	4,378,182	715,356
(Increase) decrease in net deferred taxes	396,000	(611,000)
Equity in loss of equity-method investee	58,842	122,698
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(273,791)	95,080
Decrease (increase) in marketable securities	(253)	894
Costs and estimated earnings in excess of billings	(225,464)	--
Increase in prepaid expenses	(24,956)	(33,723)
(Increase) decrease in deposits and other assets	(8,818)	5,393
(Decrease) increase in accounts payable and accrued expenses	(317,352)	436,924
Billings in excess of costs and estimated earnings	(136,062)	--
Decrease (increase)in income taxes receivable	109,967	(113,102)
Net cash used in
operating activities	(3,361,685)	(385,397)

CASH FLOWS USED IN INVESTING ACTIVITIES
Cash paid in acquisitions	(2,000,000)	(60,000)
Deferred stock issuance costs	(192,891)	(196,032)
Issuance of convertible notes receivable	(195,229)	(834,814)
Cash acquired in GHH acquisition	106,641	--
Purchases of property and equipment	(34,753)	(20,445)
Proceeds from sale of property and equipment	24,190	--
Net cash used in investing activities	(2,292,042)	(1,111,291)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Convertible Promissory Notes	635,886	--
Issuance of Class D Preferred Stock	6,234,900	--
Issuance of Class C Preferred Stock	--	4,215,065
Stock issuance transaction costs	(37,324)	--
Common stock issued in lieu of warrants	7,800	--
Dividends paid on Class B Preferred Stock	--	(44,429)
(Payments on) / proceeds from convertible debentures	--	(419,700)
Net payments on long-term debt	(119,103)	(11,429)
Net proceeds from line of credit	351,263	404,000

Net cash provided by financing activities	7,073,422	4,143,507

Net increase in cash	1,419,695	2,646,819

Cash – beginning of year	3,051,407	404,588

Cash – end of year	$4,471,102	$3,051,407

  See Notes to Financial Statements
(F-8)

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:	(Restated)	(Restated)

	2012	2011

Cash payments for:
Interest	$86,040	$40,718

Income taxes	$0	$0

Summary of non-cash operating, investing and financing activities:
Issuance of 7,114,482 shares of common stock in GHH Acquisition	$7,433,700	$0
Issuance of 104,906 shares of common stock to placement agent in connection with GHH acquisition	$120,639	$0
Issuance of 6,381,059 shares of common stock in
Ecological acquisition	$4,849,605	$0
Issuance of 750 shares of Series D Preferred Stock in mandatory conversion of 7% Promissory Notes	$617,035	$0
Issuance of 155,844 shares of common stock to registered investment advisor in connection with Ecological acquisition	$120,000	$11,786
Stock warrants issued for services rendered	$159,977	$160,137
Stock options issued for services rendered	$618,669	$109,356

Stock options issued in acquisition	$0	$11,959

Stock issued in lieu of warrants	$7,800

  See Notes to Financial Statements
(F-9)

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

(F-15)

    Derivative Warrant Liability

The Company evaluates it warrants issued in connection with debt and preferred stock issuances to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with in accordance with FASB ASC 810—10-05-4 and 815-40.  This accounting treatment requires that the carrying amount of any embedded derivatives be marked-to-market at each balance sheet date and carried at fair value.  In the event that the fair value is recorded as a liability, as is the case with the Company, as our only derivatives are related to common stock warrants issued in direct connection with debt and preferred stock issuances, the change in the fair value during the period is recorded in the Statement of Operations as either income or expense. Upon conversion or exercise, the derivative liability is marked to fair value at the conversion date and then the related fair value is reclassified to equity.  The fair value at each balance sheet date and the change in value for each class of warrant derivative is disclosed in detail in Note 12 to the Financial Statements.

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

Level 3 – inputs that are unobservable (for example the probability of a capital raise in a “binomial” methodology for valuation of a derivative liability directly related to the issuance of common stock warrants).

We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain financial instruments and contracts, such as debt financing arrangements the issuance of preferred stock with detachable common stock warrants features that are either i) not afforded equity classification, ii) embody risks not clearly and closely related to host contracts, or iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

(F-16)

Our only derivative instruments are detachable (or “free-standing”) common stock purchase warrants issued in conjunction with debt or preferred stock. We estimate fair values of these derivatives (and related embedded beneficial conversion features) utilizing Level 2 inputs for all classes of warrants issued, other than one class, Series C Preferred Stock. Other than the Series C Preferred Stock warrants, we use the well accepted Black-Scholes option valuation technique as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, and risk free rates) necessary to fair value these instruments, for they do not contain material “down round protection” (otherwise referred to as “anti-dilution” and full ratchet provisions). For the warrants directly related to the Series C Preferred Stock, the warrant contracts do contain “Down Round Protections” and the “Black-Scholes” option valuation technique does not, in its valuation calculation, give effect for the additional value inherently attributable to the warrant having the “Down Round Protection” mechanisms in its contractual arrangement.
However, additional valuation models and techniques have been developed and are widely accepted that take into account the additional value inherent in “Down Round Protection.” These widely accepted techniques include “Modified Binomial”, “Monte Carlo Simulation” and the “Lattice Model.” The “core” assumptions and inputs to the “Binomial” model are the same as for “Black-Scholes”, such as trading volatility, remaining term to maturity, market price, strike price, and risk free rates; all Level 2 inputs.  Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable. However, a key input to a “Binomial” model (in our case, the “Monte Carlo Simulation”, for which we engage an independent valuation firm to perform) is the probability of a future capital raise.  By definition, this input assumption does not meet the requirements for Level 1 or Level 2 outlined above; therefore, the entire fair value calculation is deemed to be Level 3 under accounting requirements due to this single Level 3 assumption. This input to the Monte Carlo Simulation model, was developed with significant input from management based on its knowledge of the business, current financial position and the strategic business plan with its best efforts.

However, estimating fair values of derivative financial instruments, including Level 2 instruments and those limited only to common stock purchase warrants, as that is the only derivative instruments the Company has, require the use of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques   are volatile and sensitive to changes in our trading market price, the trading market price of various peer companies and other key assumptions such as the probability of a capital raise for the Monte Carlo Simulation described above. Since derivative financial instruments are initially and subsequently carried at fair value, our income will reflect this sensitivity of internal and external factors.

As discussed above, financial liabilities are considered Level 3 when their fair values are determined using pricing models or similar techniques and at least one significant model assumption or input is unobservable.  For the Company, the only Level 3 financial liability is the derivative liability related to the common stock purchase warrants directly related to the Series C Preferred Stock for the warrant contract includes “Down Round Protection” and they were valued using the “Monte Carlo Simulation” technique.  This technique, while the majority of inputs are Level 2, necessarily incorporates a Capital Raise Assumption or Input which is unobservable and a Level 3 input.  Therefore, the key quantitative assumptions related to the Series C Common Stock Warrants, issued March 3, 2011 and expiring March 3, 2016, are as follows:

(F-17)

	December 31, 2012				December 31, 2011

	Expected Life (Years)	Risk Free Rate	Volatility	Probability of a Capital Raise	Expected Life (Years)	Risk Free Rate	Volatility	Probability of a Capital Raise

Series C Preferred Stock Common Stock Purchase Warrants	3.2	0.39%	30.46%	8-80%	4.2	0.64%	35.55%	8-80%

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis (for the Company, only derivative liabilities related to common stock purchase warrants, issued in directly in conjunction with debt and preferred stock issuances) are summarized below and disclosed on the balance sheet under Derivative liability:

	As of December 31, 2012

	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative liability – common stock purchase warrants - Debentures			$85,350		$85,350

Derivative liability – common stock purchase warrants – Series B Preferred Stock			170,373		170,373

Derivative liability – common stock purchase warrants – Promissory Notes (principal of notes mandatorily converted to Series D Preferred Stock – see Note 12)			230,985		230,985

Derivative liability – common stock purchase warrants – Series D Preferred Stock			496,840		496,840

Derivative liability – common stock purchase warrants – Series C Preferred Stock				$1,491,601	1,491,601

Total			$983,548	$1,491,601	$2,475,159

	As of December 31, 2011

	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative liability – common stock purchase warrants - Debentures			$26,200		$26,200

Derivative liability – common stock purchase warrants – Series B Preferred Stock			67,666		67,666

Derivative liability – common stock purchase warrants – Series C Preferred Stock				869,261	869,261

Total			$93,866	$869,261	$963,127

(F-18)

The table below provides a summary of the changes in fair value of financial assets and liabilities (for the Company, only derivative liabilities related to common stock purchase warrants, issued in directly in conjunction with debt and preferred stock issuances) measured at fair value on a recurring basis for all derivatives, both level 2 and those using significant unobservable inputs (Level 3 – or only the common stock purchase warrants directly related to Series C Preferred Stock) for the years ended December 31, 2012 and 2011, provided on a quarterly basis, for additional disclosure of the nature of the volatility:

	Fair Value Measurements Using
	Level 2 Inputs					Level 3 Ijnputs
	Derivative liability - Common Stock Purchase Warrants - Debentures	Derivative liability - Common Stock Purchase Warrants – Series B Preferred Stock	Derivative liability - Common Stock Purchase Warrants – Promissory Notes	Derivative liability - Common Stock Purchase Warrants – Series D Preferred Stock	Total Fair Value Measurements Using Level 2 Inputs	Derivative liability - Common Stock Purchase Warrants – Series C Preferred Stock	Grand Total Fair Value Measurements Using Both Level 2 and Level 3 Inputs
Balance December 31, 2010	$71,650	$225,978	$-	$-	$297,628	$-	$297,628
Issuance os Series C Preferred Common Stock Purchase Warrants						2,203,435	2,203,435
Total unrealized (gains) or losses included in net Incme or (loss)	21,200	(26,050)	0	0	(4,850)	(350,966)	(355,816)
Balance March 31, 2011	92,850	199,928	0	0	292,778	1,852,469	2,145,247
Total unrealized (gains) or losses included in net Incme or (loss)	17,900	56,230	0	0	74,130	354,950	429,080
Balance June 30, 2011	110,750	256,158	0	0	336,108	2,207,419	2,574,327
Total unrealized (gains) or losses included in net Incme or (loss)	18,600	49,664	0	0	68,264	423,803	492,067
Balance September 30, 2011	129,350	305,822	0	0	435,172	2,631,222	3,066,394
Total unrealized (gains) or losses included in net Incme or (loss)	(103,150)	(238,156)	0	0	(341,306),	(1,761,961)	(2,103,267)
Balance December 31, 2011	26,200	67,666	0	0	93,866	869,261	963,127
Total unrealized (gains) or losses included in net Incme or (loss)	97,150	192,516	0	0	289,666	1,526,435	1,816,101
Balance March 31, 2012	123,350	260,182	0	0	383,532	2,395,696	2779,228
Total unrealized (gains) or losses included in net Incme or (loss)	(90,750)	(194,528)	0	0	(285,278)	(1,595,057)	(1,880,335)
Balance June 30, 2012	110,750	256,158	0	0	336,108	2,207,419	2,574,327
Total unrealized (gains) or losses included in net Incme or (loss)	18,400	34,098	0	0	52,498	102,964	155,462
Balance September 30, 2012	51,000	99,752	0	0	150,752	903,603	1,054,355
Issuance os Convertible Promissory Notes Common Stock Purchase Warrants	-	-	136,677	-	136,677	-	136,677
Issuance os Series D Preferred Common Stock Purchase Warrants	-	-	-	496,840	496,840	-	496,840
Total unrealized (gains) or losses included in net Incme or (loss)	34,350	70,631	110,305	0	215,786	587,998	803,284
Balance December 31, 2012	$85,350	$170,383	$230,985	$496,840	$983,558	$1,491,601	$2,475,159

(F-19)

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

Note 4 - Marketable Securities Classified as Trading Securities:

Under FASB ASC Topic 320 “Investments-Debt and Equity Securities”, securities that are bought and held principally for the purpose of selling them in the near term (thus held only for a short time) are classified as trading securities.  Trading generally reflects active and frequent buying and selling, and trading securities are generally used with the objective of generating profits on short-term differences in price.  All inputs used to value the securities are based on Level 1 inputs under FASB ASC Topic 820 “Fair Value Measurements and Disclosures”. The unrealized holding loss as of December 31, 2012 and 2011, respectively, is as follows:

		Fair Market	Holding
	Cost	Value	Gain (Loss)
December 31, 2012	$42,504	$31,107	$253
December 31, 2011	$42,504	$30,854	$(11,650)

Note 5 – Secured Convertible Promissory Notes:

The Company entered into three Secured Convertible Promissory Notes with GreenHouse Holdings, Inc. (“GHH”) prior to the closing of the acquisition on March 5, 2012.  Each Note accrued interest at eight percent, compounded quarterly, and was payable at the maturity date.  The Notes were convertible into shares of Common

(F-20)

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

(F-21)

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

(F-22)

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

(F-23)

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

7% Series B Convertible Preferred Stock:

   During 2010, we effectively issued three tranches of 7% Series B Convertible Preferred Stock (“Series B Preferred Stock”) in private placements, all tranches with identical terms for both the stock and related warrants. The first, May 7, 2010, we issued 960,000 shares, along with 720,000 detachable warrants. An additional 139,740 warrants were also issued to the placement agent with this issuance. The second, September 30, 2010, we issued 80,000 shares, along with 60,000 detachable warrants. Finally, on December 6, 2010, we issued 160,000 shares, along with 120,000 detachable warrants. An additional 19,200 warrants were also issued to the placement agent. The Company received net proceeds of $763,069, net of issuance costs of $76,931.  The holders of shares of Series B Convertible Preferred Stock are entitled to receive a 7 percent annual dividend until the shares are converted to common stock.  The warrants, immediately exercisable, are for a term of five years, and entitle the holder to purchase shares of common stock at an exercise price of $ 0.77 per share.

The total warrants issued, associated with the Series B Preferred Stock, are 1,058,940; 900,000 to the Series B Preferred Stockholders and 158,940 to the placement agent. The total fair market value of the warrants at issue, totaling $332,431 was recorded as a derivative liability. The derivative liability is adjusted to the fair market value of the warrants through income on the statement of operations. At December 31, 2011, the fair market value of the warrants was $67,666 and the Company recognized $158,312 as derivative income for the year ended December 31, 2011. At December 31, 2012, the fair value of the warrants was $170,383, and the Company recognized $102,717 in derivative expense for the year ended December 31, 2012.  In addition, the Series Preferred B Stock upon issuance contained an embedded beneficial conversion feature totaling $360,048 in 2010, which was recorded as a deemed dividend to preferred shareholders during the year ended December 31, 2010. This beneficial conversion feature is recorded as a reduction to retained earnings/accumulated deficit and an addition to Additional Paid in Capital, all within the Stockholders Equity section of the Balance Sheet.

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

On March 3, 2011, the Company closed an offering of its securities to accredited investors.  The Company sold 2,380,952 shares of Series C Preferred Stock and 7,142,856 warrants for gross proceeds of $5,000,000. In connection with the sale of these securities, $650,000 was paid and 714,285 warrants were issued, with an exercise price of $0.77, to a registered broker.  In addition, a $100,000 advisory fee was paid and 360,000 warrants, with an exercise price of $0.77, were paid to a registered broker.  The issuance of these preferred shares contained an embedded beneficial conversion feature, the intrinsic value of which was $1,969,496 and was recorded as a deemed dividend to preferred shareholders during the year ended December 31, 2011.

The 8,217,141 warrants issued in connection with the preferred stock contain full-ratchet anti-dilution provisions that require them to be recorded as a derivative instrument. The fair market value of the warrants at the issuance date of $2,203,435 was recorded as a derivative liability. The derivative liability is adjusted to the fair market value of the warrants through income on the statement of operations. At December 31, 2011, the fair market value of the warrants was $869,261 and the Company recognized $1,334,174 as derivative income for the year ended December 31, 2011. At December 31, 2012, the fair value of the warrants was $1,491,601 , and the Company recognized $622,340 in derivative expense for the year ended December 31, 2012.

(F-24)

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

On December 26, 2012, the Company closed an offering of this Preferred Stock to accredited investors. The Company sold 7,046 shares of Series D Preferred Stock and 2,348,685 warrants, with an exercise price of $1.125, for gross proceeds of $7,046,000.  In connection with the sale of these securities, $704,600 was paid and 939,467 warrants were issued, with an exercise price of $1.125, to a registered broker. In addition, $100,000 and $6,500 in legal and escrow fees were paid.  The Company received net proceeds of $6,234,900.  The issuance of this Preferred Stock contained an embedded beneficial conversion feature, the intrinsic value of which was $607,312 and was recorded as a deemed dividend to preferred shareholders during the year ended December 31, 2012.

The combined 3,288,152 warrants issued in connection with the Preferred Stock contain full-ratchet anti-dilution provisions that require them to be recorded as a derivative instrument. The fair value of these derivatives were valued at $496,840 and recorded as a derivative liability.

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

(F-25)

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

(F-26)

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

In connection with the Series C Convertible Preferred Stock issued on March 3, 2011, the Company issued 7,142,856 detachable warrants.  The fair market value of these warrants was recorded as a liability.  Additionally, pursuant to the Preferred Stock offering, the Company issued 714,285 warrants to the investment bank and 330,000 and 30,000, respectively, to two consultants directly related to the offering. The 330,000 warrants were issued for services, to an individual who subsequently became a Board member. This total of 8,217,141 warrants was valued at the fair market value of the warrants at the issuance date of $2,203,435 and recorded as a derivative liability.  See full discussion in the section above entitled “Series C Convertible Preferred Stock.”

(F-27)

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

(F-28)

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

In connection with the Series D 8% Redeemable Convertible Preferred Stock issued on December 26, 2012, the Company issued 2,348,685 detachable warrants and 939,467 warrants to the placement agent.  These warrants contain a ratchet provision and standard anti-dilution protection and are recorded as a derivative liability with an offsetting charge to additional paid in capital.

(F-29)

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

(F-30)

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

Note 14 - Income Taxes:

Significant components of the income tax benefit (expense) are summarized as follows:

	2012	2011
Current provision:
Federal	$0	$101,976
State	0	0
Deferred provision:
Federal	(327,000)	501,000
State	(69,000)	110,000
	$(396,000)	$712,976

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income before income taxes for the years ended December 31, 2012 and 2011 follows:

(F-31)

	2012	2011
Federal statutory rate	34.0%	34.0%
Book derivative (income) expense	(3.3)	80.0
Change in valuation allowance	(16.7)	(11.5)
Write off of note payable to acquiree company	--	19.1
Stock compensation expense	(2.8)	(14.0)
Goodwill impairment	(16.0)	(7.3)
State income taxes, net of federal income tax benefit	0.9	3.7
Officers’ life insurance	--	(2.9)
Meals & Entertainment	(0.2)	(1.2)
Other	(0.2)	9.2
	(4.3)%	109.1%

The Company provides for income taxes using the liability method in accordance with FASB ASC Topic 740 “Income Taxes”.  Deferred income taxes arise from the differences in the recognition of income and expenses for tax purposes.  Deferred tax assets and liabilities are comprised of the following at December 31, 2012 and 2011:

	2012	2011
Deferred income tax assets:
Operating loss carry forward	$1,526,000		$283,000
Acquired NOL - Ecological acquisition	164,910
Accrued compensation	48,000		47,000
Allowance for doubtful accounts	7,000		6,000
Trading securities	0		1,000
Intangible assets	0		196,000
Investment in equity-method investee	0		75,000
Total deferred tax assets	1,745,910		608,000
Less: valuation allowance	(1,745,910)		(75,000)
Deferred income tax assets	$0		$533,000

Deferred income tax liabilities:
Property and equipment	$(85,000)		$(29,000)
Total deferred tax liabilities	$(85,000)	$	(29,000)
Net deferred income taxes:
Current	$0		$337,000
Non-current	0		167,000
	$0		$504,000

A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provided a valuation allowance for all current deferred tax assets ($1,581,000), which is primarily comprised of net operating loss carry forwards of ($1,526,000 ) and a full valuation allowance for the noncurrent deferred tax asset of $164,910 representing net operating loss carry forwards acquired in the Ecological acquisition on December 31, 2012.  Management made the assessment in the fourth quarter of 2012 that a full valuation allowance for the these deferred tax assets should be provided based on consideration of the net operating losses for the past two years, the results of the ASC 350

(F-32)

analysis and resulting goodwill impairment charge of $4,378,182 in its Energy and Sustainability Solution business segment and the uncertainty surrounding the potential future integration of expenses associated with the acquisition of Ecological, LLC on December 31, 2012, that it was no longer, at this time more likely than not that the deferred tax assets would be recoverable.  In accordance with FASB ASC 740, management will continue to monitor the status of the recoverability of deferred tax assets.  The Company recorded a noncurrent valuation allowance of $75,000 for the year ended December 31, 2011 which was reversed in 2012 due to the underlying deferred tax asset going away.  At December 31, 2012, the Company has an income tax net operating loss carry forward of approximately $673,000 that begins to expire in 2031 and an income tax net operating loss carry forward of approximately $3,193,000 that begins to expire in 2032.

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

	2012	2011
Basic:
Numerator –net loss available to common stockholders	$(11,175,145))	$(1,954,169)
Denominator – weighted – average shares outstanding	14,057,162	8,057,471
Net loss per share – Basic and diluted	$(0.79)	$(0.24)

Incremental common shares (not included due to their anti-dilutive nature) :
Stock options	5,114,864	2,057,192
Stock warrants	16,249,985	10,669,081
Convertible preferred stock – Series B	1,160,000	1,160,000
Convertible preferred stock – Series C	7,142,856	7,142,856
Convertible preferred stock – Series D	10,894,685	0
	40,562,390	21,029,129

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

(F-33)

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

(F-34)

Revenue:
Risk/Compliance Solutions	$16,524,648
Energy and Sustainability Solutions	2,947,367

Loss from operations:
Risk/Compliance Solutions	(2,104,720)
Energy and Sustainability Solutions	(1,526,237)

Total Assets:
Risk/Compliance Solutions	9,441,501
Energy and Sustainability Solutions	13,632,836 *

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

(F-35)

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

(F-36)

Note 24 – Correction of Previously Issued Financial Statements

During the preparation of its Quarterly Report on SEC Form 10-Q for the six months ended June 30, 2013, the Company discovered an error due to a Deferred Tax Asset, directly related to the Derivative Liability upon initial recognition at issuance of detachable warrants, had consistently been established at a statutory standard effective combined federal and state tax rate, with the residual being charged to Additional Paid in Capital.  The entire charge should have properly been made to Additional Paid in Capital with no Deferred Tax Asset being recognized at issuance. Additionally, this Deferred Tax Asset was adjusted simultaneously with the recognition of either derivative income or expense, depending on the current valuation, and was reduced with the charge going to the Statement of Operations as Deferred Income Tax Expense when Derivative Income was recognized; likewise, the Deferred Tax Asset was increased, with the offset going to Deferred Tax Benefit when Derivative Expense was recognized. In addition, additional research also indicated that the detachable warrants with “Down Round Protection” (ie, full ratchet, “anti-dilution” provisions) should now be valued using a “Binomial” method, as opposed to the Black Scholes method the Company had consistently applied. Finally, the Company discovered that the detachable warrants issued in conjunction with the Series B Preferred Stock in 2010 had never been recorded as a derivative liability. The Company evaluated these detachable warrants closely, in conjunction with valuation specialists and counsel, determined that they did not contain “down round protection”, and could properly be valued using the Black-Scholes methodology.  These detachable warrants were recorded, resulting in derivative income in 2010.  A beneficial conversion feature, however, was recorded for this issuance, but was carefully recalculated and a small adjustment was necessary. All of the adjustments resulting from these errors are non-cash items and have no impact on the Company’s cash flow or liquidity nor have any impact on operations.
Accordingly, the Company has deemed it necessary to restate the annual financial statements for the calendar years 2012 and 2011, and to restate the beginning balance sheet as of January 1, 2011 for the cumulative effect of these adjustments.  In addition, the Company is restating its quarterly financial statements for the three months ended March 31, 2012 and 2011, the three and six months ended June 30, 2012 and 2011 and the three and nine months ended September 30, 2012 and 2011 – See Note 25 below.
The following disclosure is made for the years ended December 31, 2012 and 2011, in accordance with FASB ASC 250-10-50-7 and 8 and FASB ASC 250-10-45-22 and 23 – Correction of an Error in Previously Issued Financial Statements,

	Year Ended December 31, 2012		Year Ended December 31, 2011
	As Reported	As Restated	As Reported	As Restated
Balance Sheet:
Deferred income tax	$921,000	$0	$407,000	$196,000
Total Other Assets	15,758,308	14,837,308	3,520,688	3,309,688
Total Assets	$23,995,337	$23,074,337	$10,443,681	$10,232,681
Derivative Liability	$2,385,930	$2,475,159	$552,919	$963,127
Total noncurrent liabilities	2,470,930	2,560,159	592,200	1,002,408
Additional paid-in capital	31,601,652	30,805,827	10,574,998	9,968,098
Accumulated deficit	(14,172,135)	(14,386,539)	(3,197,086)	(3,211,394)
Total Stockholders’ equity	17,455,398	16,445,169	7,389,599	6,768,391
Total Liabilities & Stockholders’ equity	$23,995,337	$23,074,337	$10,443,681	$10,232,681
Statement of Operations:
Derivative income (expense)	$(1,228,644)	$(894,512)	$1,550,008	$1,537,936
Total other income (expense)	(6,000,824)	(5,666,692)	678,853	666,781
Income (loss) before income taxes	(9,631,781)	(9,297,649)	(641,148)	(653,220)

(F-37)

	Year Ended December 31, 2012		Year Ended December 31, 2011
	As Reported	As Restated	As Reported	As Restated
Income tax benefit (expense)	$130,000	$(396,000)	$685,976	$712,976
Net Income (Loss)	(9,501,781)	(9,693,649)	44,828	59,756
Deemed dividend on Preferred Stock	(1,152,050)	(1,160,278)	(1,913,592)	(1,969,496)
Net income (loss) available for common stockholders	$(10,975,049)	$(11,175,145)	$(1,913,193)	$(1,954,169)
Net loss per share basic and diluted	$(0.78)	$(0.79)	n/a	n/a
Statement of Cash Flows:
Net income (loss)	$(9,501,781)	$(9,693,649)	$44,828	$56,756
(income) expense from change in value of derivatives	1,228,644	(894,512	(1,550,008)	(1,537,936)
Deferred income taxes	(130,000)	396,000	(584,000)	(608,000)
Statement of Stockholders Equity:
Additional Paid-In Capital:
Derivative liability associated with Preferred Stock Series B ($332,431) and Debenture ($33,600) offering	n/a	n/a	0	(366,031)
Deemed dividend on preferred stock	n/a	n/a	273,663	360,048
Balance at December 31, 2010	$5,888,399,	$5,608,753	$5,888,399,	$5,608,753
Derivative liability associated with Preferred Stock series C offering	(1,820,277)	(2,203,435)	(1,820,277)	(2,203,435)
Deemed dividend on preferred stock	1,913,592	1,969,496	1,913,592	1,969,496
Balance at December 31, 2011	$10,574,998	$9,968,098	$10,574,998	$9,968,098
Deemed dividend on Preferred stock	599,084	607,312	n/a	n/a
Record the derivative liability associated with the issuance of the preferred stock	(299,687)	(496,840)	n/a	n/a
Balance at December 31, 2012	31,601,652	30,805,827	n/a	n/a
Retained Earnings (accumulated deficit):
Deemed dividend on preferred stock	n/a	n/a	(273,663)	(360,048)
Net Income	n/a	n/a	148,909	261,962
Balance at December 31, 2010	(1,283,893)	(1,257,225)	(1,283,893)	(1,257,225)
Deemed dividend on preferred stock	1,913,592	1,969,496	1,913,592	1,969,496
Net income	44,828	59,756	44,828	59,756
Balance at December 31, 2011	(3,197,086)	(3,211,394)	(3,197,086)	(3,211,3934)
Deemed dividend on preferred stock	(599,084)	(607,312)	n/a	n/a
Net Loss	(9,501,781)	(9,693,649)	n/a	n/a
Balance at December 31, 2012	(14,172,135)	(14,386,539)	n/a	n/a
Total Stockholders’ Equity:
Derivative liability associated with Preferred Stock Series B offering	n/a	n/a	0	(366,031)
Net Income	n/a	n/a	148,909	261,962
Balance at December 31, 2010	4,613,674	4,360,696	4,613,674	4,360,696
Derivative liability associated with Preferred Stock series C offering	(1,820,277)	(2,203,435)	(1,820,277)	(2,031,277)
Net Income	44,828	59,756	44,828	59,756
Balance at December 31, 2011	7,389,599	6,768,391	7,389,599	6,768,391
Record the derivative liability associated with the issuance of the preferred stock	(299,687)	(496,840)	n/a	n/a
Net loss	(9,501,781)	(9,693,649)	n/a	n/a
Balance at December 31, 2012	(17,455,398)	(16,445,169)	n/a	n/a

(F-38)

As required by ASC 250-10-50-7(b) and 8, the cumulative effect of the correction of the errors described above on the beginning of the earliest period presented, ie, January 1, 2011, on retained earnings (accumulated deficit) or other components of equity or net assets in the statement of financial position are as follows:

	January 1, 2011
	As Reported	As Restated
Additional Paid in Capital	$5,888,399	$5,608,753
Accumulated Deficit	(1,283,893)	(1,257,225)

(F-39)

Note 25 – Correction of Previously Issued Financial Statements

During the preparation of its Quarterly Report on SEC Form 10-Q for the six months ended June 30, 2013, the Company discovered an error due to a Deferred Tax Asset, directly related to the Derivative Liability upon initial recognition at issuance of detachable warrants, had consistently been established at a statutory standard effective combined federal and state tax rate, with the residual being charged to Additional Paid in Capital.  The entire charge should have properly been made to Additional Paid in Capital with no Deferred Tax Asset being recognized at issuance. Additionally, this Deferred Tax Asset was adjusted simultaneously with the recognition of either derivative income or expense, depending on the current valuation, and was reduced with the charge going to the Statement of Operations as Deferred Income Tax Expense when Derivative Income was recognized; likewise, the Deferred Tax Asset was increased, with the offset going to Deferred Tax Benefit when Derivative Expense was recognized. In addition, additional research also indicated that the detachable warrants with “Down Round Protection” (ie, full ratchet, “anti-dilution” provisions) should now be valued using a “Binomial” method, as opposed to the Black Scholes method the Company had consistently applied. All of the adjustments resulting from these errors are non-cash items and have no impact on the Company’s cash flow or liquidity nor have any impact on operations.

Accordingly, the Company has deemed it necessary to restate its quarterly financial statements for the three months ended March 31, 2012 and 2011, the three and six months ended June 30, 2012 and 2011 and the three and nine months ended September 30, 2012 and 2011, and further, to provide below the restated interim financial statements, the As Reported and As Restated amounts, for each financial line item which changed. This disclosure is consistent with FASB ASC 250-10-50-7 and 8 – Correction of an Error in Previously Issued Financial Statements,

(F-40)

Financial Statements for the Three Months Ended March 31, 2012 and 2011

PREMIER ALLIANCE GROUP, INC.
BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011

	(Unaudited)
	March 31,	December 31,
	2012	2011
ASSETS	(Restated)	(Restated)

CURRENT ASSETS:
Cash	$2,319,685	$3,051,407
Accounts receivable	2,984,913	2,184,873
Marketable securities	33,055	30,854
Income tax receivable	113,102	113,102
Convertible notes receivable		834,814
Deferred issuance costs		196,032
Cost and estimated earnings in excess of billings	68,789
Deferred tax asset – current portion	577,000	337,000
Prepaid expenses and other current assets	129,213	95,143

Total current assets	6,225,757	6,843,225

PROPERTY AND EQUIPMENT - at cost less
accumulated depreciation	534,082	79,768

OTHER ASSETS:
Goodwill	11,011,418	2,317,778
Intangible assets – net	720,559	274,179
Investment in equity-method investee		54,842
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers’ life Insurance	391,433	352,035
Deferred tax asset	605,000	196,000
Deposits and other assets	35,759	14,854

Total other assets	12,864,169	3,309,688

TOTAL ASSETS	$19,624,008	$10,232,681

(F-41)

	(Unaudited)
	March 31,	December 31,
	2012 (Restated)	2011 (Restated)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable to bank	$1,178,066	$743,000
Current portion of long-term debt	19,610	52,337
Accounts payable	1,890,457	742,046
Billings in excess of costs and estimated earnings	589,522
Notes payable	79,570
Accrued expenses	1,100,402	924,499
Total current liabilities	4,857,627	2,461,882

NONCURRENT LIABILITIES:
Long term debt – net of current portion	169,619	10,281
Derivative liability	2,779,228	963,127
Deferred tax liability	70,000	29,000

Total noncurrent liabilities	3,018,847	1,002,408

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class B convertible preferred stock, $.001
par value, 2,000,000 shares authorized,
1,160,000 shares issued and outstanding	1,160	1,160
Class C convertible preferred stock, $.001
par value, 2,500,000 shares authorized,
2,380,952 shares issued and outstanding	2,381	2,381
Common stock, $.001 par value, 45,000,000
shares authorized, 15,782,071 and 8,146,325
shares issued and outstanding	15,782	8,146
Additional paid-in capital	17,489,626	9,968,098
Accumulated deficit	(5,761,415)	(3,211,394)

Total stockholders’ equity	11,747,534	6,768,391

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,624,008	$10,232,681

(F-42)

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)
	Three months	Three months
	ended	ended
	March 31, 2012 (Restated)	March 31, 2011 (Restated)

NET REVENUE	$4,785,790	$4,833,770
OPERATING EXPENSES:
Cost of revenues	3,705,027	3,687,116
Selling, general and administrative	1,846,370	1,416,252
Depreciation and amortization	43,212	5,764
Total operating expenses	5,594,610	5,109,132
INCOME (LOSS) FROM OPERATIONS	(808,821)	(275,362)

OTHER (EXPENSE) INCOME:
Interest expense, net	(10,387)	(72,307)
Gain (loss) on marketable securities	25	2,561
Officers’ life insurance	39,398	18,373
Equity in net (loss) income of
equity-method investee		(717)
Derivative income (expense)	(1,816,101)	355,816
Interest income	16,429
Other income	7,691	0
Total other (expense) income	(1,762,945)	303,726

INCOME (LOSS) BEFORE INCOME TAXES	(2,571,766)	28,364
INCOME TAX BENEFIT (EXPENSE)	342,962	118,510

NET INCOME (LOSS)	(2,228,804)	146,874
PREFERRED STOCK DIVIDENDS	(321,218)	(44,429)
DEEMED DIVIDEND ON PREFERRED STOCK	0	(1,969,496)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,550,022)	$(1,867,051)

Net loss per share:
Basic	$(0.25)	$(0.23)
Diluted	$(0.25)	$(0.23)
Weighted average number of shares:
Basic	10,345,796	7,967,992
Diluted	10,345,796	7,967,992

(F-43)

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)
	2012 (Restated)	2011 (Restated)
Cash flows from operating activities:
Net income (loss)	$(2,228,804)	$146,874
Adjustments to reconcile net loss
to net cash provided by operating activities:
Depreciation and amortization	43,212	85,979
Increase in cash surrender value
of officers’ life insurance	(39,398)	(18,373)
(Income) expense from change in value of derivatives	1,816,101	(355,866)
Deferred income taxes	(343,000)	(31,950)
Stock option / warrant compensation expense	163,170	59,328
Equity in loss(gain) of equity-method investee	58,842	717
Changes in operating assets and liabilities:
Increase in accounts receivable	(692,653)	(24,092)
Increase in marketable securities	(2,201)	(2,562)
Increase in costs and estimated earnings in excess of billings	(56,424)	0
Decrease (Increase) in prepaid expenses	(5,966)	25,979
Increase in deposits and other assets	(12,146)	0
Increase in accounts payable and accrued expenses	152,364	165,934
Increase in billings in excess of costs and estimated earnings	302,224	0
Increase in income taxes receivable		(94,957)
Increase in income taxes payable	(1,976)	0
Net cash provided used in operating activities	(846,655)	(42,989)

Cash flows from investing activities:
Cash paid in acquisition		(60,000)
Issuance of notes receivable	(195,229)	0
Deferred stock issuance costs	(192,940)	0
Cash acquired in GHH acquisition	106,641	0
Purchases of property and equipment	(12,516)	(3,767)
Net cash used in investing activities	(294,044)	(63,767)

Cash flows from financing activities:
Issuance of Class C Preferred stock	0	4,215,065
Dividends paid	0	(44,429)
Payments on convertible debentures	0	(35,000)
Payments on long-term debt	(26,089)	(2,815)
Payments (proceeds) on line of credit	435,066	(339,000)
Net cash provided by financing activities	408,977	3,793,821

Net increase (decrease) in cash	(731,722)	3,687,065

Cash - beginning of period	3,051,407	404,588

Cash - end of period	$2,319,685	$4,091,653

(F-44)

Financial Statements for the Six Months Ended June 30, 2012 and 2011

PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND DECEMBER 31, 2011

	(Unaudited)
	June 30,	December 31,
	2012 (Restated)	2011 (Restated)
ASSETS

CURRENT ASSETS:
Cash	$1,058,406	$3,051,407
Accounts receivable	2,504,974	2,184,873
Marketable securities	30,855	30,854
Income tax receivable	113,102	113,102
Convertible notes receivable	--	834,814
Deferred issuance costs	--	196,032
Cost and estimated earnings in excess of billings	601,882	--
Deferred tax asset	748,000	337,000
Prepaid expenses and other current assets	121,772	95,143

Total current assets	5,178,991	6,843,225

PROPERTY AND EQUIPMENT - at cost less
accumulated depreciation	504,499	79,768

OTHER ASSETS:
Goodwill	11,011,418	2,317,778
Intangible assets – net	672,298	274,179
Investment in equity-method investee	--	54,842
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers’ life Insurance	359,184	352,035
Deferred tax asset	458,000	196,000
Deposits and other assets	35,968	14,854

Total other assets	12,636,868	3,309,688

TOTAL ASSETS	$18,320,358	$10,232,681

(F-45)

	(Unaudited) June 30	December 31,
	2012 (Restated)	2011 (Restated)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable to bank	$1,356,966	$743,000
Current portion of long-term debt	21,360	52,337
Accounts payable	1,541,482	742,046
Billings in excess of costs and estimated earnings	32,051	--
Notes payable	52,971	--
Accrued expenses	1,251,228	924,499
Total current liabilities	4,256,058	2,461,882

NONCURRENT LIABILITIES:
Long term debt – net of current portion	150,581	10,281
Derivative liability	898,893	963,127
Deferred tax liability	171,000	29,000

Total noncurrent liabilities	1,220,474	1,002,408

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 5,000,000 and 0
shares authorized at June 30, 2012 and December 31, 2011, respectively, no shares issued or outstanding
Class B convertible preferred stock, $.001	--
par value, 2,500,000 shares authorized,
1,160,000 shares issued and outstanding	1,160	1,160
Class C convertible preferred stock, $.001
par value, 2,500,000 shares authorized,
2,380,952 shares issued and outstanding	2,381	2,381
Common stock, $.001 par value, 90,000,000
and 45,000,000 shares authorized at June 30, 2012 and
December 31, 2011, respectively, 15,782,071 and
8,146,325 shares issued and outstanding	15,782	8,146
Additional paid-in capital	17,573,450	9,968,098
Accumulated deficit	(4,748,947)	(3,211,394)

Total stockholders’ equity	12,843,826	6,768,391

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,320,358	$10,232,681

(F-46)

PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2012 (Restated)	June 30, 2011 (Restated)	June 30, 2012 (Restated)	June 30, 2011 (Restated)

NET REVENUE	$5,494,238	$4,213,681	$10,280,028	$9,047,451
OPERATING EXPENSES:
Cost of revenues	4,103,122	3,065,949	7,808,150	6,753,065
Selling, general & administrative	2,072,737	1,547,840	3,919,108	2,942,234
Depreciation and amortization	69,574	53,286	112,786	80,908
Total operating expenses	6,245,433	4,667,075	11,840,044	9,776,207
LOSS FROM OPERATIONS	(751,195)	(453,394)	(1,560,016)	(728,756)

OTHER INCOME (EXPENSE):
Interest expense, net	(17,048)	(33,589)	(27,435)	(105,895)
Loss on extinguishment of debentures	--	(80,316)	--	(80,316)
Officers’ life insurance	(32,249)	(10,458)	7,149	7,915
Equity in net (loss) income of equity-method investee	--	(2,884)	--	(3,601)
Derivative (expense) income	1,880,335	(429,080)	64,234	(73,264)
Other income	9,627	954	33,772	3,514
Total other (expense) income	1,840,665	(555,373)	77,720	(251,647)

INCOME (LOSS)BEFORE INCOME TAXES	1,089,470	(1,008,767)	(1,482,296)	(980,403)
INCOME TAX BENEFIT (EXPENSE)	(77,002)	150,362	265,960	268,872

NET INCOME (LOSS)	1,012,468	(858,405)	(1,216,336)	(711,531)
PREFERRED STOCK DIVIDENDS	--	--	(321,218)	(44,429)
DEEMED DIVIDEND ON PREFERRED STOCK	--	--	--	(1,969,496)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$1,012,468	$(858,405)	$(1,537,554)	$(2,725,456)

Net income (loss) income per share
Basic	$0.06	$(0.11)	$(0.12)	$(0.34)
Diluted	$0.03	$(0.11)	$(0.12)	$(0.34)
Weighted average number of shares
Basic	15,782,071	8,041,618	13,063,933	8,005,009
Diluted	39,019,055	8,041,618	13,063,933	8,005,009

(F-47)

PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	2012 (Restated)	2011 (Restated)
Cash flows from operating activities:
Net loss	$(1,216,336)	$(711,531)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Depreciation and amortization	112,786	173,823
Increase in cash surrender value of officers’ life insurance	(7,149)	(7,915)
Change in value of derivatives	(64,234)	73,264
Loss on extinguishment	--	80,316
Deferred income taxes	(266,000)	(92,000)
Stock option / warrant compensation expense	246,994	235,431
Equity in loss of equity-method investee	58,842	3,601
Changes in operating assets and liabilities:
Increase in accounts receivable	(212,714)	(67,850)
Increase in marketable securities	(3)	(1,106)
Increase in costs and estimated earnings in excess of billings	(589,517)	--
(Increase) decrease in prepaid expenses	1,426	(96,462)
(Increase) decrease in deposits and other assets	(12,354)	5,170
Increase (decrease) in accounts payable and accrued expenses	(47,763)	268,882
Decrease in billings in excess of costs and estimated earnings	(255,247)	--
Increase in income taxes receivable	--	(185,301)
Net cash used in operating activities	(2,251,269)	(321,678)

Cash flows from investing activities:
Cash paid in acquisition	--	(60,000)
Issuance of notes receivable	(195,229)	--
Deferred stock issuance costs	(192,890)	--
Cash acquired in GHH acquisition	106,641	--
Purchases of property and equipment, net	(4,244)	(15,818)
Net cash used in investing activities	(285,722)	(75,818)

Cash flows from financing activities:
Issuance of Class C Preferred stock	--	4,215,065
Dividends paid	--	(44,429)
Payments on convertible debentures	--	(52,500)
Payments on long-term debt	(69,976)	(5,657)
(Payments) proceeds on line of credit	613,966	(144,000)
Net cash provided by financing activities	543,990	3,968,479

Net increase (decrease) in cash	(1,993,001)	3,570,983

Cash - beginning of period	3,051,407	404,588

Cash - end of period	$1,058,406	$3,975,571

(F-48)

Financial Statements for the Nine Months Ended September 30, 2012 and 2011

PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	(Unaudited)
	September 30,	December 31,
	2012	2011
ASSETS	(Restated)	(Restated)

CURRENT ASSETS:
Cash	$340,398	$3,051,407
Accounts receivable	2,822,312	2,184,873
Marketable securities	32,806	30,854
Income tax receivable	113,102	113,102
Convertible notes receivable	--	834,814
Deferred issuance costs	--	196,032
Cost and estimated earnings in excess of billings	504,098	--
Deferred tax asset	916,000	337,000
Prepaid expenses and other current assets	169,298	95,143

Total current assets	4,898,014	6,843,225

PROPERTY AND EQUIPMENT - at cost less
accumulated depreciation	488,219	79,768

OTHER ASSETS:
Goodwill	11,011,418	2,317,778
Intangible assets – net	625,844	274,179
Investment in equity-method investee	--	54,842
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers’ life insurance	369,564	352,035
Deferred tax asset	458,000	196,000
Deposits and other assets	47,046	14,854

Total other assets	12,611,872	3,309,688

TOTAL ASSETS	$17,998,105	$10,232,681

(F-49)

	(Unaudited) September 30,	December 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS' EQUITY	(Restated)	(Restated)

CURRENT LIABILITIES:
Note payable to bank	$1,265,782	$743,000
Current portion of long-term debt	21,360	52,337
Accounts payable	1,820,560	742,046
Billings in excess of costs and estimated earnings	91,798	--
Notes payable	51,224	--
Accrued expenses	975,401	924,499
Total current liabilities	4,226,125	2,461,882

NONCURRENT LIABILITIES:
Long term debt – net of current portion	119,352	10,281
Derivative liability	1,054,355	963,127
Deferred tax liability	87,000	29,000

Total noncurrent liabilities	1,260,707	1,002,408

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 5,000,000 and 0 shares authorized at September 30, 2012 and December 31, 2011, respectively, no shares issued or outstanding	--	--
Class B convertible preferred stock, $.001
par value, 2,500,000 shares authorized,
1,160,000 shares issued and outstanding	1,160	1,160
Class C convertible preferred stock, $.001
par value, 2,500,000 shares authorized,
2,380,952 shares issued and outstanding	2,381	2,381
Common stock, $.001 par value, 90,000,000
and 45,000,000 shares authorized at September 30, 2012 and December 31, 2011, respectively, 15,782,071 and
8,146,325 shares issued and outstanding	15,782	8,146
Additional paid-in capital	17,702,064	9,968,098
Accumulated deficit	(5,210,114)	(3,211,394)

Total stockholders’ equity	12,511,273	6,768,391

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,998,105	$10,232,681

(F-50)

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Sept 30, 2012	Sept 30, 2011	Sept 30, 2012	Sept 30, 2011
	(Restated)	(Restated)	(Restated)	(Restated)

NET REVENUE	$4,823,023	$4,604,396	$15,103,051	$13,651,847
OPERATING EXPENSES:
Cost of revenues	3,523,204	3,361,179	11,331,354	10,114,244
Selling, general and administrative	1,762,622	1,455,955	5,681,730	4,398,189
Depreciation and amortization	65,447	41,195	178,233	122,103
Total operating expenses	5,351,273	4,858,329	17,191,317	14,634,536
LOSS FROM OPERATIONS	(528,250)	(253,933)	(2,088,266)	(982,689)

OTHER (EXPENSE) INCOME:
Interest expense, net	(37,740)	(50,470)	(65,175)	(156,365)
Loss on extinguishment	--	--	--	(80,316)
Officers’ life insurance	10,380	(89,844)	17,529	(81,929)
Derivative (expense)	(155,462)	(492,067)	(91,228)	(565,331)
Other (expense) income	(2,095)	(2,704)	31,677	(2,791)
Total other (expense)income	(184,917)	(635,085)	(107,197)	(886,732)

LOSS BEFORE INCOME TAXES	(713,167)	(889,018)	(2,195,463)	(1,869,421)
INCOME TAX BENEFIT	252,000	117,427	517,960	386,299

NET LOSS	(461,167)	(771,591)	(1,677,503)	(1,483,122)
PREFERRED STOCK DIVIDENDS	-	-	(321,218)	(44,429)
DEEMED DIVIDEND ON PREFERRED STOCK	-	-	-	(1,969,496)
NET (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS	$(461,167)	(771,591)	$(1,998,721)	$(3,497,047)
Net (loss) per share
Basic	$(0.03)	$(0.10)	$(0.14)	$(0.44)
Diluted	$(0.03)	$(0.10)	$(0.14)	$(0.44)
Weighted average number of shares
Basic	15,782,071	8,105,311	14,027,789	8,038,810
Diluted	15,782,071	8,105,311	14,027,789	8,038,810

(F-51)

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)
	2012	2011
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(1,677,503)	$(1,483,122)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	178,233	122,103
Amortization of debt discount	--	137,248
Decrease (increase) of cash surrender value
of officers’ life insurance	(17,529)	81,929
Loss from change in value of derivatives	91,228	565,331
Loss on extinguishment		80,316
Increase in deferred income taxes	(517,960)	(131,000)
Stock option / warrant compensation expense	375,608	260,701
Equity in (gain) loss of equity-method investee	58,842	(189)
Changes in operating assets and liabilities:
Increase in accounts receivable	(530,052)	(142,654)
(Increase) decrease in marketable securities	(1,953)	1,444
Increase in costs and estimated earnings in excess of billings	(491,733)	--
Increase in prepaid expenses	(46,100)	(72,354)
(Increase) decrease in deposits and other assets	(23,432)	9,170
Increase (decrease)in accounts payable and accrued expenses	(44,515)	641,899
Decrease in billings in excess of costs and estimated earnings	(195,500)	--
(Increase) in income taxes receivable	--	(266,425)
Net used in operating activities	(2,842,366)	(195,603)

Cash flows from investing activities:
Cash paid in acquisitions	--	(60,000)
Issuance of notes receivable	(195,229)	--
Deferred stock issuance costs	(192,890)	--
Cash acquired in GHH acquisition	106,641	--
Purchases of property and equipment, net	(6,994)	(15,818)
Net cash used in investing activities	(288,472)	(75,818)

Cash flows from financing activities:
Issuance of Class C Preferred stock	--	4,215,065
Dividends paid	--	(44,429)
Payments on convertible debentures	--	(70,000)
Net payments on long-term debt	(102,953)	(165,730)
Net (payments)/proceeds from line of credit	522,782	(86,000)
Net cash provided by financing activities	419,829	3,848,906

Net (decrease) increase in cash	(2,711,009)	3,577,485

Cash - beginning of period	3,051,407	404,588

Cash - end of period	$340,398	$3,982,073

(F-52)

The following disclosure is made for the aforementioned quarterly periods, in accordance with ASC 250-10-50-7 and 8 – Correction of an Error in Previously Issued Financial Statements.

For the three months ended March 31, 2012 (unaudited)

	Three Months Ended March 31, 2012		Year Ended December 31, 2011
	As Reported	As Restated	As Reported	As Restated
Balance Sheet:
Deferred income tax	$1,510,000	$605,000	$407,000	$196,000
Total Other Assets	13,769,169	12,864,169	3,520,688	3,309,688
Total Assets	20,529,008	19,624,008	10,443,681	10,232,681
Derivative Liability	2,356,769	2,779,228	552,919	963,127
Total noncurrent liabilities	2,596,388	3,018,847	592,200	1,002,408
Additional paid-in capital	18,667,526	17,489,626	10,574,998	9,968,098
Accumulated deficit	(5,611,856)	(5,761,415)	(3,197,086)	(3,211,394)
Total Stockholders’ equity	13,074,993	11,747,534	7,389,599	6,768,391
Total Liabilities & Stockholders’ equity	$20,529,993	$19,624,008	$10,443,681	$10,232,681

			Three Months Ended March 31, 2012
Statement of Operations:
Derivative income (expense)			$(1,803,850)	$(1,816,101)
Total other income (expense)			(1,750,694)	(1,762,945)
Income (loss) before income taxes			(2,559,515)	(2,571,766)
Income tax benefit (expense)			465,962	342,962
Net Income (Loss)			(2,093,553)	(2,228,804)
Net income (loss) available for common stockholders			$(2,414,771)	$(2,550,022)
Net loss per share basic and diluted			(0.23)	(0.25)
Statement of Cash Flows:
Net income (loss)			$(2,093,553)	$(2,228,204)
(Income) expense from change in value of derivatives			1,803,850	1,816,101
Deferred income taxes			(466,000)	(343,000)

(F-53)

For the three and six months ended June 30, 2012 (unaudited)

	Six Months Ended June 30, 2012		Year Ended December 31, 2011
	As Reported	As Restated	As Reported	As Restated
Balance Sheet:
Deferred income tax	$740,000	$458,000	$407,000	$196,000
Total Other Assets	12,918,868	12,636,868	3,520,688	3,309,688
Total Assets	18,602,358	18,320,358	10,443,681	10,232,681
Derivative Liability	737,631	898,893	552,919	963,127
Total noncurrent liabilities	1,059,212	1,220,474	592,200	1,002,408
Additional paid-in capital	18,251,350	17,573,450	10,574,998	9,968,098
Accumulated deficit	(4,983,585)	(4,748,947)	(3,197,086)	(3,211,394)
Total Stockholders’ equity	13,287,088	12,843,826	7,389,599	6,768,391
Total Liabilities & Stockholders’ equity	$18,602,358	$18,320,358	$10,443,681	$10,232,681

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
Statement of Operations:
Derivative income (expense)	$1,619,138	$1,880,335	$(184,712)	$64,234
Total other income (expense)	1,579,468	1,840,665	(171,226)	77,720
Income (loss) before income taxes	828,273	1,089,470	(1,731,242)	(1,482,296)
Income tax benefit (expense)	(200,002)	(77,002)
Net Income (Loss)	628,271	1,012,468	(1,465,282)	(1,216,336)
Net income (loss) available for common stockholders	$628,271	$1,012,468	$(1,786,500)	$(1,537,554)
Net loss per share basic	(0.04)	(0.06)	(0.14)	(0.12)
Net loss per share diluted	(0.02)	(0.03)	(0.14)	(0.12)
Statement of Cash Flows:
Net income (loss)			$(1,465,282)	$(1,216,336)
(Income) expense from change in value of derivatives			(184,712)	(64,234)

(F-54)

For the three and nine months ended September 30, 2012 (unaudited)

	Nine Months Ended September 30, 2012		Year Ended December 31, 2011
	As Reported	As Restated	As Reported	As Restated
Balance Sheet:
Deferred income tax	$866,000	$458,000	$407,000	$196,000
Total Other Assets	13,019,872	12,611,872	3,520,688	3,309,688
Total Assets	18,406,105	17,998,105	10,443,681	10,232,681
Derivative Liability	1,047,739	1,054,355	552,919	963,127
Total noncurrent liabilities	1,254,091	1,260,707	592,200	1,002,408
Additional paid-in capital	18,379,964	17,702,064	10,574,998	9,968,098
Accumulated deficit	(5,473,398)	(5,210,114)	(3,197,086)	(3,211,394)
Total Stockholders’ equity	12,925,889	12,511,273	7,389,599	6,768,391
Total Liabilities & Stockholders’ equity	$18,406,105	$17,998,105	$10,443,681	$10,232,681

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
Statement of Operations:
Derivative income (expense)	$(310,108)	$(155,462)	$(494,820)	$91,228
Total other income (expense)	(339,563)	(184,917)	(510,879)	(107,197)
Income (loss) before income taxes	(867,813)	(713,167)	(2,599,055)	(2,195,463)
Income tax benefit (expense)	378,000	252,000	643,960	517,960
Net Income (Loss)	(489,813)	(461,167)	(1,955,095)	(1,677,503)
Net income (loss) available for common stockholders	$(489,813)	$(461,167)	$(2,276,313)	$(1,998,721)
Net loss per share basic			(0.16)	(0.14)
Net loss per share diluted			(0.16)	(0.14)
Statement of Cash Flows:
Net income (loss)			$(1,955,095)	$(1,677,503)
(Income) expense from change in value of derivatives			494,820	91,228
Deferred Income Taxes			(643,960)	(517,960)

(F-55)

For the three months ended March 31, 2011 (unaudited)

	Three Months Ended March 31, 2011		Year Ended December 31, 2010
	As Reported	As Restated	As Reported	As Restated
Balance Sheet:
Deferred income tax	$698,000	$1,000	(1)
Total Other Assets	4,845,172	4,148,172
Total Assets	11,544,408	10,847,408
Derivative Liability	1,811,876	2,145,247	$71,650	$297,628
Total noncurrent liabilities	1,964,238	2,297,609	(1) 212,827	465,805
Additional paid-in capital	10,836,685	9,658,785	5,888,399	5,608,753
Accumulated deficit	(3,271,804)	(3,124,275)	(1,283,893)	(1,257,225)
Total Stockholders’ equity	7,576,430	6,546,059	4,613,674	4,360,696
Total Liabilities & Stockholders’ equity	$11,544,408	$10,847,408

(1) The deferred tax asset related to the derivative liability being removed was netted against the long term tax liability at December 31, 2010
	Three Months Ended March 31, 2011
Statement of Operations:
Derivative income (expense)	$291,051	$355,816
Total other income (expense)	238,961	303,726
Income (loss) before income taxes	(36,401)	28,364
Income tax benefit (expense)	6,510	118,510
Net Income (Loss)	(29,891)	146,874
Deemed dividend on Preferred Stock	(1,913,592)	(1,969,496)
Net income (loss) available for common stockholders	$(1,987,912)	$(1,867,051)
Net loss per share basic and diluted	(0.25)	(0.23)
Statement of Cash Flows:
Net income (loss)	$(29,891)	$146,874
(income) expense from change in value of derivatives	(291,051)	(355,866)
Deferred Income Taxes	80,000	(31,950)

(F-56)

For the three and six months ended June 30, 2011 (unaudited)

	Six Months Ended June 30, 2011		Year Ended December 31, 2010
	As Reported	As Restated	As Reported	As Restated
Balance Sheet:
Deferred income tax	$820,000	$1,000	(1)
Total Other Assets	4,901,685	4,082,685
Total Assets	11,756,666	10,937,666
Derivative Liability	2,129,702	2,574,327	$71,650	$297,628
Total noncurrent liabilities	2,230,221	2,674,846	(1) 212,827	465,805
Additional paid-in capital	11,100,163	9,922,263	5,888,399	5,608,753
Accumulated deficit	(3,896,955)	(3,982,680)	(1,283,893)	(1,257,225)
Total Stockholders’ equity	7,214,882	5,951,257	4,613,674	4,360,696
Total Liabilities & Stockholders’ equity	$11,756,666	$10,937,666

(1) The deferred tax asset related to the derivative liability being removed was netted against the long term tax liability at December 31, 2010
	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
Statement of Operations:
Derivative income (expense)	$(317,826)	$(429,080)	$(26,775)	$73,264
Total other income (expense)	(444,119)	(555,373)	(205,158)	(251,647)
Income (loss) before income taxes	(897,513)	(1,008,767)	(933,914)	(980,403)
Income tax benefit (expense)	222,362	150,362	278,872	268,872
Net Income (Loss)	(625,151)	(858,405)	(655,042)	(711,531)
Deemed Dividend on Preferred Stock			(1,913,592)	(1,969,496)
Net income (loss) available for common stockholders	$(625,151)	$(858,405)	$(2,613,063)	$(2,725,456)
Net loss per share basic	(0.08)	(0.11)	(0.33)	(0.34)
Net loss per share diluted	(0.08)	(0.11)	(0.33)	(0.34)
Statement of Cash Flows:
Net income (loss)			$(655,042)	$(711,531)
Expense from change in value of derivatives			26,775	73,264
Deferred Income Taxes			(102,000)	(92,000)

(F-57)

For the three and nine months ended September 30, 2011 (unaudited)

	Nine Months Ended September 30, 2011		Year Ended December 31, 2010
	As Reported	As Restated	As Reported	As Restated
Balance Sheet:
Deferred income tax	$941,000	$2,000	(1)
Total Other Assets	4,897,612	3,958,612
Total Assets	11,888,189	10,949,189
Derivative Liability	2,443,297	3,066,394	$71,650	$297,628
Total noncurrent liabilities	2,508,944	3,132,041	(1) 212,827	465,805
Additional paid-in capital	11,125,420	9,947,520	5,888,399	5,608,753
Accumulated deficit	(4,370,074)	(4,754,271)	(1,283,893)	(1,257,225)
Total Stockholders’ equity	6,767,033	5,204,936	4,613,674	4,360,696
Total Liabilities & Stockholders’ equity	$11,888,189	$10,949,189

(1) The deferred tax asset related to the derivative liability being removed was netted against the long term tax liability at December 31, 2010
	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Statement of Operations:
Derivative income (expense)	$(313,595)	$(492,067)	$(340,370)	$(565,331)
Total other income (expense)	(456,613)	(635,085)	(661,771)	(886,732)
Income (loss) before income taxes	(710,546)	(889,018)	(1,644,460)	(1,869,421)
Income tax benefit (expense)	237,427	117,427	516,299	386,299
Net Income (Loss)	(473,119)	(771,591)	(1,128,161)	(1,483,122)
Deemed dividend on preferred stock			(1,913,592)	(1,969,496)
Net income (loss) available for common stockholders	$(473,119)	$(771,591)	$(3,086,182)	$(3,497,047)
Net loss per share basic	(0.06)	(0.10)	(0.38)	(0.44)
Net loss per share diluted	(0.06)	(0.10)	(0.38)	(0.44)
Statement of Cash Flows:
Net income (loss)			$(1,128,161)	$(1,483,122)
(income) expense from change in value of derivatives			340,370	565,331
Deferred Income Taxes			(261,000)	(131,000)

(F-58)