Form 10-Q/A
period 2013-03-31
PREMIER ALLIANCE GROUP, INC.
filed 2013-10-18
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10- Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 ( the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2013,  is to file a restated Balance Sheet, Statement of Operations, Statement of Cash Flows, Footnote disclosures and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2013 and 2012, file amended  Management’s Discussion and Analysis of Financial Condition and Results of Operations for each of the interim periods outlined immediately above, resulting from errors discovered by the Company on August 5, 2013 during the preparation of its Form 10-Q for the three and six months ended June 30, 2013, described in detail below.

The initial error was discovered by the Company on August 5, 2013, related to providing for a deferred tax asset, at a combined federal and state statutory tax rate, upon the initial recording of the issuance of detachable warrants associated with both debt and convertible preferred stock.  Further, as the derivative liabilities, valued at issuance, were subsequently and appropriately “marked to market” based on current valuations, the deferred tax asset, directly related to this derivative liability (established at issuance as aforementioned), was adjusted based on the movement of the derivative liability, essentially “tax effecting” the derivative income and/or expense, as the case may have been, from quarter to quarter.. After substantial research and consultation, it was definitively determined this was not the proper accounting treatment, neither at initial issuance nor the subsequent accounting. The Company had to go back to inception of the first issuance when this accounting occurred (May 21, 2010), correct the entries to the balance sheet at that time to remove the deferred tax asset and appropriately adjust Additional Paid in Capital, and for all subsequent measurement periods (impacting the Statement of Operations); not only for this initial issuance of debentures, but for all other subsequent issuances of Preferred Stock and Promissory Notes, completely remove the “deferred tax asset directly related to the derivative liability” and the deferred tax expense or benefit that had been inappropriately recognized in the Statement of Operations.

The additional research also indicated, that while we had been consistently applying the well accepted Black-Scholes methodology for valuation of detachable warrants treated as derivative instruments creating a derivative liability, we determinedthe use of a “binomial” methodology for warrants containing “down round protection” (ie, “anti-dilution”, full ratchet provisions) was required. Therefore, we simultaneously evaluated all tranches of outstanding warrants and their underlying characteristics. As a result, we engaged an independent valuation specialist to perform valuations for certain classes of warrants containing “down round protection”, primarily the warrants associated with the Series C Preferred Stock issuance on March 3, 2011. Hence, the valuation specialists necessarily had to go back to that issuance date and revalue these warrants, both at original issue and at every valuation date forward.  This revaluation impacted the calculation of the beneficial conversion feature at issuance, as well as the initial valuation at recordation (in addition to adjusting for no longer recording the deferred tax asset discussed above), as well as each and every derivative valuation thereafter; hence, impacting recorded derivative income and/or expense.

Finally, the Company discovered that the detachable warrants issued in conjunction with the Series B Preferred Stock in 2010 had never been recorded as a derivative liability. The Company evaluated these detachable warrants closely, in conjunction with valuation specialists and counsel, determined that they did not contain “down round protection”, and could properly be valued using the Black-Scholes methodology.  These detachable warrants were recorded as of 2010, resulting in derivative income in 2010.  A beneficial conversion feature was recorded for this issuance, but was carefully recalculated and a small adjustment was made.

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

	Page
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	2

Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	2

Consolidated Statements of Operations (Unaudited) for the Three Ended March 31, 2013 and March 31, 2012	4

Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2013 and March 31, 2012	5

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3. Defaults Upon Senior Securities	41

Item 4. Mine Safety Disclosures	41

Item 5. Other Information	41

Item 6. Exhibits	41

Signatures	42
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

PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND DECEMBER 31, 2012

	(Unaudited)
	March 31,	December 31,
	2013	2012
ASSETS	(Restated)	(Restated)

CURRENT ASSETS:
Cash	$9,240,643	$4,471,102
Accounts receivable	3,579,372	2,689,724
Marketable securities	32,508	31,107
Cost and estimated earnings in excess of billings	602,914	361,858
Prepaid expenses and other current assets	134,142	142,668

Total current assets	13,589,579	7,696,459

PROPERTY AND EQUIPMENT - at cost less
accumulated depreciation	555,838	540,570

OTHER ASSETS:
Goodwill	13,153,497	13,153,497
Intangible assets – net	1,081,381	1,155,949
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers’ life insurance	389,454	365,830
Deferred tax asset	--	--
Deposits and other assets	59,636	62,032

Total other assets	14,783,968	14,837,308

TOTAL ASSETS	$28,929,385	$23,074,337

See Notes to Consolidated Financial Statements

	(Unaudited) March 31, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDERS' EQUITY	(Restated)	(Restated)

CURRENT LIABILITIES:
Note payable to bank	$1,122,048	$1,094,263
Current portion of long-term debt	123,870	175,785
Accounts payable	1,654,851	1,397,837
Billings in excess of costs and estimated earnings	795,152	165,865
Accrued expenses	1,163,217	1,235,259
Total current liabilities	4,859,138	4,069,009

NONCURRENT LIABILITIES:
Long term debt – net of current portion	8,334	--
Derivative liability	1,864,207	2,475,159
Deferred tax liability	83,000	85,000

Total noncurrent liabilities	1,955,541	2,560,159

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 4,985,000 shares authorized, no shares issued or outstanding	--	--
Class B convertible preferred stock, $.001 par value, 2,500,000 shares authorized, 1,160000 shares issued and outstanding	1,160	1,160
Class C convertible preferred stock, $.001 par value, 2,500,000 shares authorized, 2,380,952 shares issues and outstanding	2,381	2,381
Class D convertible preferred stock, $001 par value, 15,000 shares authorized, 13,876 and 7,796 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	14	8
Common stock, $.001 par value, 90,000,000 shares authorized, 23,082,237 and 22,331,687 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively,	23,084	22,332
Additional paid-in capital	36,946,647	30,805,827
Accumulated deficit	(14,858,580)	(14,386,539)

Total stockholders’ equity	22,114,706	16,445,169

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,929,385	$23,074,337

See Notes to Consolidated Financial Statements

PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2013	March 31, 2012
	(Restated)	(Restated )
NET REVENUE	$5,653,179	$4,785,790
OPERATING EXPENSES:
Cost of revenues	4,057,755	3,705,029
Selling, general and administrative	2,088,682	1,846,370
Depreciation and amortization	96,597	43,212
Total operating expenses	6,243,034	5,594,611
LOSS FROM OPERATIONS	(589,855)	(808,821)

OTHER (EXPENSE) INCOME:
Interest expense, net	(12,043)	(10,387)
Gain on marketable securities	1,400	25
Officers’ life insurance	23,624	39,398
Derivative income (expense)	1,012,737	(1,816,101)
Interest income	2,909	16,429
Other income	3,251	7,691
Total other (expense) income	1,031,878	(1,762,945)

INCOME (LOSS) BEFORE INCOME TAXES	442,023	(2,571,766)
INCOME TAX (EXPENSE) BENEFIT	2,000	342,962
NET INCOME (LOSS)	444,023	(2,228,804)
PREFERRED STOCK DIVIDENDS	(406,840)	(321,218)
DEEMED DIVIDEND ON PREFERRED STOCK	(509,184)	--
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(472,001)	$(2,550,022)

Net loss per share:
Basic	$(0.02)	$(0.25)
Diluted	$(0.02)	$(0.25)
Weighted average number of shares:
Basic	22,826,691	10,345,796
Diluted	22,826,691	10,345,796

See Notes to Consolidated Financial Statements

PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	2013	2012
Cash flows from operating activities:	(Restated)	(Restated)
Net Income (loss)	$444,023	$(2,228,804)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	96,597	43,212
Increase in cash surrender value
of officers’ life insurance	(23,624)	(39,398)
(Income) expense from change in value of derivatives	(1,012,737)	1,816,101
Deferred income taxes	(2000)	(343,000)
Stock option / warrant compensation expense	5,788	163,170
Equity in gain of equity-method investee	--	58,842
Changes in operating assets and liabilities:
Increase in accounts receivable	(889,648)	(692,653)
Increase in marketable securities	(1,401)	(2,201)
Increase in costs and estimated earnings in excess of billings	(241,056)	(56,424)
Decrease (increase) in prepaid expenses	8,526	(5,966)
Decrease (increase) in deposits and other assets	2,396	(12,146)
Increase in accounts payable and accrued expenses	354,372	152,364
Increase in billings in excess of costs and estimated earnings	629,287	302,224
Increase in income taxes payable	--	(1,976)
Net cash used in operating activities	(629,477)	(846,655)

Cash flows from investing activities:
Issuance of notes receivable	--	(195,229)
Deferred stock issuance costs	--	(192,940)
Cash acquired in GHH acquisition	--	106,641
Purchases of property and equipment	(37,298)	(12,516)
Net cash used in investing activities	(37,298)	(294,044)

Cash flows from financing activities:
Issuance of Class D Preferred stock	5,452,150	--
Payments on long-term debt	(51,916)	(26,089)
Proceeds on line of credit	27,785	435,066
Increase in long-term debt	8,297	--
Net cash provided by financing activities	5,436,316	408,977

Net increase (decrease) in cash	4,769,541	(731,722)

Cash - beginning of period	4,471,102	3,051,407

Cash - end of period	$9,240,643	$2,319,685

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

The total warrants issued, associated with the Series B Preferred Stock, are 1,058,940; 900,000 to the Series B Preferred Stockholders and 158,940 to the placement agent. The total fair market value of the warrants at issue, totaling $332,431 was recorded as a derivative liability. The derivative liability is adjusted to the fair market value of the warrants through income on the statement of operations. At December 31, 2011, the fair market value of the warrants was $67,666 and the Company recognized $158,312 as derivative income for the year ended December 31, 2011. At December 31, 2012, the fair value of the warrants was $170,383, and the Company recognized $102,717 in derivative expense for the year ended December 31, 2012.  At March 31, 2013, the fair value of the warrants was $106,000 and the Company recognized $64,383 in derivative income. The Series Preferred B Stock upon issuance contained an embedded beneficial conversion feature totaling $360,048 in 2010, which was recorded as a deemed dividend to preferred shareholders during the year ended December 31, 2010. This beneficial conversion feature is recorded as a reduction to retained earnings/accumulated deficit and an addition to Additional Paid in Capital, all within the Stockholders Equity section of the Balance Sheet.

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

On March 3, 2011, the Company closed an offering of its securities to accredited investors.  The Company sold 2,380,952 shares of Series C Preferred Stock and warrants to purchase 7,142,856 shares of common stock, for gross proceeds of $5,000,000. In connection with the sale of these securities a registered securities broker was paid $650,000 and was issued warrants to purchase 714,285 shares of common stock (with an exercise price of $0.77), as an advisory fee.  In addition, a registered securities broker was paid $100,000 and was issued warrants to purchase 360,000 shares of common stock (with an exercise price of $0.77) as an advisory/finder’s fee.  The issuance of these preferred shares contained an embedded beneficial conversion feature the intrinsic value of which is $1,969,496 and was recorded as a deemed dividend to preferred shareholders for the three months ended March 31, 2011.

The aggregate number of warrants to purchase 8,217,141 shares of common stock, issued in connection with the Series C Preferred Stock, contains full-ratchet anti-dilution provisions that require them to be recorded as a derivative instrument. The derivative liability was adjusted to the fair market value of the warrants at March 31, 2013 of $941,929 , with the change in value of $549,672 being recognized as derivative income on the statement of operations for the three months ended March 31, 2013.

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

The combined 3,288,152 detachable warrants issued in connection with the Series D Preferred Stock are required to be recorded as a derivative instrument. The fair value of these derivatives was $496,840 at December 31, 2012  and recorded as a derivative liability .  See below for total fair value of all derivatives related to all Series D Preferred Stock issuances at March 31, 2013 , inclusive of the original Series D Preferred Stock issuance in December 2012, the additional Series D Preferred Stock issued in January and February 2013 and the mandatory conversion of the 7% Redeemable Convertible Promissory Notes into Series D Preferred Stock (described immediately below).

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

On January 25, 2013, the Company closed an additional private placement financing from the sale of the Series D Preferred Stock under identical terms as described above to accredited investors. The Company sold 3,955 shares and 1,318,363 warrants, with an exercise price of $1.125, for gross proceeds of $3,955,001. In connection with the sale of this issuance of securities, $395,500 was paid in cash and 527,334 warrants were issued, with an exercise price of $1.125, to a registered broker. In addition, Blue Sky filing fees of $1,550 were incurred.  The Company received net proceeds of $3,557,951. The issuance of this round of Series D Preferred Stock contained an embedded beneficial conversion feature, the intrinsic value of which was $509,184, and was recorded as a deemed dividend to preferred shareholders during the three months ended March 31, 2012.  Also, the combined 1,845,697 warrants issued directly associated with this January 25, 2013 private placement are required to be recorded as a derivative instrument. The fair value of these derivatives at the January 25, 2013 date of issuance was $306,386 and were recorded as a derivative liability .  The fair value of these derivatives at March 31, 2013 and the change in value since their January 25, 2013 issuance are addressed below in conjunction with the total fair value of all derivatives associated with the Series D Preferred Stock, and the valuation of the derivatives associated with the 7% Redeemable Convertible Promissory Notes and Warrants (“Promissory Notes”) on November 16, 2012.

On February 26, 2013, the Company closed the final private placement financing from the sale of the Series D Preferred Stock under identical terms as described above to accredited investors. The Company sold 1,125 shares and issued 708,344 warrants, with an exercise price of $1.125, for gross proceeds of $2,125,000. In connection with the sale of this issuance of securities, $212,500 was paid in cash and 283,334 warrants were issued, with an exercise price of $1.125, to a registered broker. In addition, legal fees of $18,300 were incurred.  The Company received net proceeds of $1,894,200. This issuance, the final round of Series D Preferred Stock did not contain an embedded beneficial conversion feature.  The combined 991,678 detachable warrants issued directly associated with this February 26, 2013 private placement contain provisions that require them to be recorded as a derivative instrument. The fair value of these derivatives as of the February 26, 2013 date of issuance was $96,788 and were recorded as a derivative liability .  The fair value of these derivatives at March 31, 2013 and the change in value since their February 26, 2013 issuance are addressed below in conjunction with the total fair value of all derivatives associated with the Series D Preferred Stock, and the valuation of the derivatives associated with the 7% Redeemable Convertible Promissory Notes and Warrants (“Promissory Notes”) on November 16, 2012.

For all warrants directly associated with the three issuances of Series D Preferred Stock, the derivative liability for each of the December 26, 2012, January 25, 2013 and February 26, 2013 warrants was adjusted to the collective fair market value of all the warrants at March 31, 2013 of $605,202 , with the collective change in value from either December 31, 2012, or their respective recording at issuance on January 25, 2013 or February 26, 2013, of $293,423 was recorded as derivative income on the statement of operations for the three months ended March 31, 2013.

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

Note 10 – Stock Options and Warrants:

There were no options issued in the three months ended March 31, 2013 under the 2008 Stock Incentive Plan. The following table represents the activity under the stock incentive plan as of March 31, 2013 and changes during each period:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,525,000	$0.90
Issued	532,192	1.03
Outstanding at December 31, 2011	2,057,192	0.93
Issued	3,307,192	0.79
Forfeitures	(249,520)	(1.00)
Outstanding at December 31, 2012	5,114,864	0.84
Activity – January – March 2013	--	--
Outstanding at March 31, 2013	5,114,864	$0.84

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

In connection with the Series D 8% Redeemable Convertible Preferred Stock issued on January 25, 2013, the Company issued 1,318,363 detachable warrants and 527,334 warrants to the placement agent.   These warrants were recorded at issuance as a derivative liability with an offsetting charge to additional paid in capital.

In connection with the Series D 8% Redeemable Convertible Preferred Stock issued on February 26, 2013, the Company issued 708,344 detachable warrants and 283,334 warrants to the placement agent.   These warrants were recorded at issuance as a derivative liability with an offsetting charge to additional paid in capital .

The following table represents the activity of warrants as of March 31, 2013 (there were no exercises, forfeitures, or terminations):

Warrants	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,778,940	$0.78
Issued	8,890,141	0.78
Outstanding at December 31, 2011	10,669,081	0.78
Issued	5,325,152	1.00
Issued pursuant to GHH acquisition	300,663	14.65
Cancelled	(44,911)	2.87
Outstanding at December 31, 2012	16,249,985	1.10
Issued	2,862,375	1.12
Outstanding at March 31, 2013	19,112,360	$1.11

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

Revenue:
Risk/Compliance Solutions		$3,480,706
Energy and Sustainability Solutions		2,172,473

Loss from operations:
Risk/Compliance Solutions	(1)	(485,455)
Energy and Sustainability Solutions		(104,400)

Total Assets:
Risk/Compliance Solutions		14,509,742
Energy and Sustainability Solutions	(2)	14,419,643

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

Note 14 – Correction of Previously Issued Financial Statements:

    During the preparation of its Quarterly Report on SEC Form 10-Q for the six months ended June 30, 2013, the Company discovered an error due to a Deferred Tax Asset, directly related to the Derivative Liability, was recorded upon initial recognition at issuance of detachable warrants, associated with both debt and preferred stock issuances.  This Deferred Tax Asset consistently established at issuance at a statutory effective combined federal and state tax rate, with the residual being an adjustment to Additional Paid in Capital.  The entire charge should have properly been made to Additional Paid in Capital, with no Deferred Tax Asset being recognized at issuance. Additionally, this Deferred Tax Asset was adjusted, at the combined statutory rate, simultaneously with the recognition of either derivative income or expense, depending on the current valuation. Additional research also indicated that the detachable warrants with “Down Round Protection” (ie, full ratchet, “anti-dilution” provisions) should properly be valued using the “Binomial” method, as opposed to the Black-Scholes method the Company had consistently applied. Finally, the Company discovered that a Derivative Liability had never been established for the detachable warrants issued pursuant to its 2010 Series B Preferred Stock issuance; hence, this Derivative liability was established properly at initial issuance, a full valuation was performed at each and every valuation date from issuance through March 31, 2013 and all adjustments to derivative income and expense for each quarter have been made.

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
Accordingly, the Company has deemed it necessary to restate the quarterly financial statements for the fiscal quarters ended March 31, 2013 and 2012, and provide a table presenting impact of the restatement on each and every line item impacted, showing the amount “As Reported” and “As Restated”, consistent with FASB ASC 250-10-50-7, as follows:

The Balance Sheets as of March 31, 2013 and December 31, 2012
	Three Months Ended March 31, 2013		Year Ended December 31, 2012
	As Reported	As Restated	As Reported	As Restated
Balance Sheet:
Assets:
Non-current deferred income tax	$694,000	$0	$921,000	$0
Total Other Assets	15,477,968	14,783,968	15,758,308	14,837,308
Total Assets	$29,623,385	$28,929,385	$23,995,337	$23,074,337

Liabilities:
Derivative Liability	$1,807,917	$1,864,207	$2,385,930	$2,475,159
Total noncurrent liabilities	1,899,251	1,955,541	2,470,930	2,560,159
Stockholders’ Equity
Additional paid-in capital	37,891,713	36,946,647	31,601,652	30,805,827
Accumulated deficit	(15,053,356)	(14,858,580)	(14,172,135)	(14,386,539)
Total Stockholders’ Equity	22,864,996	22,114,706	17,455,398	16,445,169
Total Liabilities & Stockholders’ Equity	$29,623,385	$28,929,385	$23,995,337	$23,074,337

The Statement of Operations and Cash Flows for the Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	As Reported	As Restated	As Reported	As Restated
Statement of Operations:

Derivative expense	$(982,110)	$(1,012,737)	$(1,803,850)	$(1,816,101)
Total other income (expense)	(1,001,251)	(1,031,878)	(1,750,694)	(1,762,945)
Income (loss) before income taxes	411,936	442,023	(2,559,515)	(2,571,766)
Income tax benefit (expense)	(376,000)	2,000	465,962	342,962
Net Income (loss)	35,396	444,023	(2,093,553)	(2,228,804)
Deemed dividend on preferred stock	(509,737)	(509,184)	N/A	N/A
Net loss available for common stockholders	$(881,181)	$(472,001)	$(2,414,771)	$(2,550,022)
Net loss per share basic	$(0.04)	$(0.02)	$(0.23)	$(0.25)
Net loss per share diluted	$(0.04)	$(0.02)	$(0.23)	$(0.25)

Statement of Cash Flows:

Net income (loss)	$35,396	$444,023	(2,093,553)	(2,228,804)
(Income) expense from change in value of derivatives	(982,110)	(1,012,737)	1,803,850	1,816,101
Deferred income taxes	376,000	(2,000)	(466,000)	(343,000)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Note:  The following Results of Operations relates directly to the Restated Statement of Operations for the three months ended March 31, 2013 compared to the Restated three months ended March 31, 2012. Included in Note 14 to the financial statements included herein, is an explanation for the errors found by management which necessitated the restatement, presenting the original “As Reported” and “As Restated” amounts, by line item for each financial caption affected by the restatement described in detail, both in the Explanatory Note at the beginning of this Form 10-Q, in Item 4. – Controls and Procedures, and in Notes 1 and 14 to the Financial Statements included herein

Results of Operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

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

Other income (expense) for the three months ended March 31, 2013 resulted in income of $1,032,000 compared to expense of $1,763,000 for the three months ended March 31, 2012, and is comprised of the following items:

a.
In 2010 and 2011, respectively, the Company issued Debentures, Series B  and Series C Preferred Stock with detachable warrants, that were deemed to be derivative instruments. On November 16, 2012, we issued 7% Redeemable Convertible Promissory Notes (“Promissory Notes”) which had 750,000 detachable warrants associated directly with the Promissory Notes, plus 120,000 detachable warrants that were issued to the registered investment advisor.  On December 26, 2012, we issued our first round of Series D Preferred Stock; the Promissory Notes were mandatorily converted to Series D Preferred Stock on December 26, 2012. On January 25, 2013, the Company closed an additional private placement financing from the sale of its Series D Preferred Stock under identical terms to accredited investors. On February 26, 2013, the Company closed the final private placement financing from the sale of its Series D Preferred Stock under identical terms as described above to accredited investors. For all warrants directly associated with the three issuances of Series D Preferred Stock, including the conversion of the Promissory Notes and their related warrants, the derivative liability for each of the above issuances and their related warrants was adjusted to the collective fair market value at March 31, 2013, with the collective change in value from either December 31, 2012, or their respective value at initial issuance being recorded as derivative income on the statement of operations for the three months ended March 31, 2013.  As a result of this required revaluation of derivatives outstanding at each valuation date, the Company recognized $1,013,000 in derivative income (non-cash) in the three months ended March 31, 2013 versus $1,816,000 in derivative expense (also non-cash) for the three months ended March 31, 2012.

b.
We recorded $24,000 in non-cash income for the three months ended March 31, 2013 , as a result of the increase in cash surrender value of the life insurance policies owned by us and for which the Company is the beneficiary, compared to $39,000 for the three months ended March 31, 2012.

c.	We recorded $12,000 in interest expense primarily related to our bank line of credit for the three months ended March 31, 2013 versus $10,000 for the same period in the prior year.

As the collective result of the above, income before income taxes for the three months ended March 31, 2013 was $442,000 , compared to a loss before income taxes of $2,572,000 for the three months ended March 31, 2012.

The effective income tax rate for the three months ended March 31, 2013 was a tax benefit of less than 1%  versus a tax benefit of 13.3 % for the three months ended March 31, 2012.  The effective tax rate is impacted by “permanent” differences between “book” taxable income and “tax” taxable income, and for the three months ended March 31, 2013, is primarily due to: i) the book recording of the noncash derivative income of $1,013,000 (which has no “tax basis” and is neither taxable or deductive for income tax purposes ), ii) the book recording of noncash income from the increase in cash surrender value of life insurance policies of $24,000, iii) taxes, net of federal benefit, and, iv) the three months ended March 31, 2013 change in the deferred tax asset valuation allowance.

Income taxes were a tax benefit of $2,000 for the three months ended March 31, 2013, solely as a reduction in deferred tax liabilities versus a tax benefit of $343,000 the three months ended March 31, 2012.  We account for income taxes under FASB ASC Topic 740 “Income Taxes”. Under FASB ASC Topic 740-10-30, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income.  To the extent that we believe any amounts are not more likely than not to be realized through the reversal of the deferred tax liabilities and future income, we record a valuation allowance to reduce the deferred tax assets.  We made the assessment in the fourth quarter of

 2012, and again as of March 31, 2013, that a full valuation allowance for the all deferred tax assets should be provided based on consideration of the net operating losses for the past two years and the uncertainty surrounding the potential future integration of expenses associated with the acquisition of Ecological, LLC, that it was no longer, at this time, more likely than not that the deferred tax assets would be recoverable.  In accordance with FASB ASC 740, management will continue to monitor the status of the recoverability of deferred tax assets.  Hence, the above position substantially reduced a tax benefit otherwise recognizable.

As a result of the above, we recorded net income of $444,000 for the three months ended March 31, 2013, compared to a net loss of $2,229,000 for the three months ended March 31, 2012.

Net loss available for common stockholders’ for the three months ended March 31, 2013 was $(472,000), or $(0.02) per share, as compared to $(2,550,000), or $(0.25) per share for the three months ended March 31, 2012.  Net income (loss) available for common stockholders’ is a function of net income (loss), less actual dividends paid on preferred stock, less “deemed dividends to preferred stockholders’” (or the “embedded beneficial conversion feature”).”  Deemed dividend to preferred stockholders’ is the result of the FASB ASC 470-20-25, whereby the proceeds from the issuance convertible preferred stock, issued with detachable warrants, must be allocated between the convertible preferred stock and the value assigned to the warrants (either the “Black –Scholes” or the “Binomial” value, as appropriate).  Then, the residual amount allocated to the convertible preferred stock is divided by the number of common shares into which the preferred stock is convertible, developing an “effective conversion price”.  This “effective conversion price” is then compared to the market price of the Company’s stock on the date of the transaction, and the “differential”, multiplied by the number of shares into which the preferred stock is convertible, yields the theoretical “deemed dividend”, a non-cash event/charge.  This calculated amount is recorded on the books and records as an “intra-equity” entry only, by reducing/charging retained earnings/accumulated deficit and simultaneously increasing additional paid in capital.  Again, it is a non-cash accounting entry only and has no effect on the Statement of Operations.  However, FASB ASC Accounting Standards (ASC 470-20-25) require that this amount be shown on the Statement of Operations below Net Income (Loss) as though it were a cash charge, as a deduction from Net Income (Loss), just as if it were dividends actually paid, thereby, reducing Net Income (Loss) Available for Common Stockholders’; hence, also reducing reported Net Income (Loss) per Common Share.

This “deemed dividend” only occurs at one time, on the date of issuance of preferred stock with detachable warrants (and certain debt issuances –see immediately below). This is the case with the issuance of both Series B Preferred Stock in 2010, Series C Preferred Stock in 2011, the Promissory Notes issued with detachable warrants in November 2012 (mandatorily converted to Series D Preferred December 26, 2012), the each of the three issuances of our Series D Preferred Stock on December 26, 2012, January 25, 2013 and February 26, 2013. The identical calculation is made for convertible debt issuances; however, the only difference being that the non-cash accounting entry is to charge “debt discount” (as opposed to retained earnings/accumulated deficit), yet “Additional Paid in Capital” is still the credit entry, but since the issuance is debt, not equity, there is clearly no “deemed dividend to preferred shareholders’” to be recorded.

As a result of the above accounting requirements, as described above, a “deemed dividend” was calculated and recorded in three months ended March 31, 2013 in the amount of $510,000, as a direct result of the issuance of the second and third round of our Series D Preferred Stock with detachable warrants. Therefore, taking into consideration the respective net income for the three months ended March 31, 2013, the dividends actually paid on the Series B and C Preferred Stock of $407,000, and the “deemed dividend to preferred stockholders’” described above, net loss available for common stockholders was $(472,001), or $(0.02) per share for the three months ended March 31, 2013 compared to $(2,550,000), or $(0.25) per share for the same period in the prior year.

Taking into consideration net income/net loss, dividends paid on the Series B and C Preferred Stock (in the form of common stock of the Company) and the “deemed dividend” for the three months ended March 31, 2013 described below, net loss available for common stockholders’ for the three months ended March 31, 2013 and 2012, respectively, was $(472,000) or ($0.02) per share and $(2,550,000) or ($0.25 ) per share, respectively. Net income (loss) available for common stockholders’ is a function of net income (loss), less actual dividends on preferred stock, less “deemed dividends” on preferred stock.  Deemed dividends on preferred stock are computed as a noncash accounting charge upon the issuance of Preferred Stock and are considered to be an “embedded beneficial conversion feature”, on which an “intrinsic value” must be calculated. For the three months ended March 31, 2013, the recording of the January 25, 2013 issuance of Series D Preferred Stock gave rise to an “embedded beneficial conversion feature”; hence, a “deemed dividend” on preferred stock. The “embedded beneficial conversion feature” associated with this preferred stock issuance was $510,000 and was recorded as an increase to the additional paid in capital account and a reduction to retained earnings / accumulated deficit. For the three months ended March 31, 2012, there was no deemed dividends on preferred stock.

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

3)
Level 3 – inputs that are unobservable (for example the probabilitiy of a capital raise in a "binomial" methodology for valuation of a derivative liability directly related to the issuance of common stock warrants).

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

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of $9,241,000, an increase of $4,770,000 from December 31, 2012.  We continue to use our revolving line of credit, increasing our balance at March 31, 2013 by $28,000 over the balance at December 31, 2012. As of March 31, 2013 our available borrowings under our revolving line of credit were $378, 000. Working capital at March 31, 2013, was $8,730,000, representing an increase of $5,103,000 compared to $3,627,000 at December 31, 2012.  This net increase of $5,103,000 in working capital is the result of a number of factors, primarily: i) an increase in cash on hand as a result of the 2nd and 3rd rounds of the Series D Preferred Stock financing in January and February 2013, respectively, ii) an increase in accounts receivable of $890,000 reflecting increased revenues, iii) an increase in costs and estimated earnings in excess of billings of $241,000, reflecting increased revenue producing activity, iv) a reduction in current portion of long-term debt, reflecting the payoff of certain computer installment notes, v) an increase in accounts payable of $257,000, again a reflection of increased business activity, vi) an increase of $629,000 in billings in excess of costs and estimated earnings, due to increased business activity, where we have been able to advance collect from our customers on projects, and, vii) a decrease in accrued expenses of $71,000 (this decrease would actually have been  $271,000, but for a properly accrued litigation settlement of $199,400 at December 31, 2012.  This accrual, which was paid in January, was primarily non-cash, with the issuance of $169,400 in Premier stock (non-cash) and $30,000 in cash). Non-current liabilities at March 31, 2013 are $1,956,000 , primarily comprised of a “book” liability related to the current valuation of all outstanding warrants, considered a derivative liability, of $1,864,000 , with substantially all the remaining balance representing a deferred tax liability of $83,000. Shareholders’ equity was $22,115,000 at March 31, 2013 (representing 76.4 % total assets), compared to December 31, 2012, of $16,445,000 (representing 71.3% of total assets).

During the three months ended March 31, 2013, net cash used in operating activities was $629,000 and was primarily attributable to: i) the net income of $444,000 , ii) increased by noncash depreciation and amortization of $97,000, iii) decreased by the noncash income of $24,000 recognized on the increase in cash surrender value under the insurance policies owned by us, iv) reduced by the noncash “book” recognition of derivative income of $1,103,000 , v) offset by the increase in accounts receivable of $890,000, reflecting increased revenues, and, vi) offset by the increase in costs and estimated earnings in excess of billings of $241,000, again reflecting increased revenue producing activity.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company's management, with the participation of the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report in reaching a reasonable level of assurance that the information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.   Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework.

During the preparation of the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013, management at that time discovered that at the initial recording of the issuances of Preferred Stock Offerings, the recording of the Derivative Liability at its Fair Market Value was properly recorded as a liability on the books and records; however, the Derivative Liability was “Tax Effected” and a “Deferred Tax Asset” (established at a combined statutory effective tax rate) was also recorded, with the “differential” being charged to Additional Paid in Capital. This is incorrect accounting application, for the entire amount of the Derivative Liability valuation at issuance is to be charged to Additional Paid in Capital.
This initial error was discovered by the Company on August 5, 2013. Further, as the derivative liabilities, valued at initial issuance, were subsequently and appropriately “marked to market” based on current valuations, the deferred tax asset (established at issuance as aforementioned), directly related to this derivative liability, was adjusted based on the movement of the derivative liability, essentially “tax effecting” the recorded derivative income or expense, as the case may have been, from quarter to quarter.. After substantial research and consultation, it was definitively determined this was not the proper accounting treatment, neither at initial issuance nor the subsequent accounting. The Company had to go back to inception of the first issuance when this accounting occurred (May 21, 2010), correct the entries to the balance sheet at that time to completely remove the deferred tax asset and appropriately charge Additional Paid in Capital, and for all subsequent measurement periods (impacting the Statement of Operations); not only for this initial issuance of debentures, but for all other subsequent issuances of Preferred Stock and Promissory Notes, completely remove the “deferred tax asset directly related to the derivative liability” and the deferred tax expense and/or benefit that had been inappropriately recognized in the Statement of Operations.

The additional research also indicated, that while we had been consistently applying the well accepted Black-Scholes methodology for valuation of detachable warrants treated as derivative instruments which created a derivative liability, we determined that the use of a “binomial” methodology for warrants which contain “down round protection” (ie, “anti-dilution”, full ratchet provisions) was required. Therefore, we simultaneously evaluated all tranches of outstanding warrants and their underlying characteristics. As a result, we engaged an independent valuation specialist to perform valuations for certain classes of warrants containing “down round protection”, primarily the warrants associated with the Series C Preferred Stock issuance on March 3, 2011. Hence, the valuation specialists necessarily had to go back to that issuance date and revalue these warrants, both at original issue and at every valuation date forward.  This revaluation impacted the calculation of the beneficial conversion feature at issuance, as well as the initial valuation at recordation (in addition to adjusting for no longer recording the deferred tax asset discussed above), as well as each and every derivative valuation thereafter; hence, impacting recorded derivative income and/or expense.

Finally, the Company discovered that the detachable warrants issued in conjunction with the Series B Preferred Stock in 2010 had never been recorded as a derivative liability. The Company evaluated these detachable warrants closely, in conjunction with valuation specialists and counsel, and determined that they did not contain “down round protection”, and could properly be valued using the Black-Scholes methodology.  These detachable warrants were recorded as of 2010, resulting in derivative income in 2010.  A beneficial conversion feature, however, was recorded for this issuance, was carefully recalculated and a small adjustment was made. This restatement has no effect on our cash flow or liquidity.

As a result, management has deemed it necessary to file and restate: i) its Annual Financial Statements for the years ended December 31, 2012 and 2011, including Management’s Discussion and Analysis of Financial Condition and Results of Operations,  ii) amended financial statements for the Company’s SEC Form 10-Q’s for; a) for the three months ended March 31, 2012 and 2011, b) the three and six months ended June 30, 2012 and 2011,  c) the three and nine months ended September 30, 2012 and 2011, d) amended  Management’s Discussion and Analysis of Financial Condition and Results of Operations for each of the interim periods outlined immediately above, and, iii) the cumulative impact on the beginning balance sheet as of January 1, 2011, resulting from errors outlined in detail above, as required by FASB ASC’s and SEC requirements.  The amended and restated financial statements will include, for both the annual and interim periods, explanatory footnotes outlining each financial statement line item impacted, the original amount reported and the restated amount.
Based on the above, our management, with the participation of the President, concluded that as of March 31, 2013, our internal control over financial reporting was not effective and did not provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2013.   However, subsequently, the Company has taken immediate steps to enhance its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  These changes are outlined as follows;

•
The Chairman and President and CEO have directed and authorized the hiring of an experienced CPA with extensive GAAP, SEC Reporting and Financial Reporting experience, which will allow the CFO to oversee and review the work in more detail.

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

PREMIER ALLIANCE GROUP, INC.
(Registrant)
DATE: October 18, 2013	By:	/s/ Mark S. Elliott
Mark S. Elliott
President (Chief Executive Officer)

DATE: October 18, 2013	By:	/s/ Larry W. Brumfield
Larry W. Brumfield
Chief Financial Officer