Form 10-Q
period 2013-06-30
PREMIER ALLIANCE GROUP, INC.
filed 2013-10-25
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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
[ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 24,440,762 shares of common stock were outstanding as of October 21, 2013.

	Page
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	2

Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	2

Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2013 and June 30, 2012	4

Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2013 and June 30, 2012	5

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3. Defaults Upon Senior Securities	41

Item 4. Mine Safety Disclosures	41

Item 5. Other Information	41

Item 6. Exhibits	41

Signatures	42
Exhibits / Certifications
Exhibit 31.1 - CEO
Exhibit 31.2 - CFO
Exhibit 32.1 - CEO
Exhibit 32.2 - CFO
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

PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 AND DECEMBER 31, 2012

	(Unaudited)
	June 30,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:

Cash	$8,738,890	$4,471,102
Accounts receivable	2,293,447	2,689,724
Marketable securities	39,858	31,107
Cost and estimated earnings in excess of billings	1,090,737	361,858
Contract deposit	432,177	--
Prepaid expenses and other current assets	165,641	142,668

Total current assets	12,760,750	7,696,459

PROPERTY AND EQUIPMENT - at cost less
accumulated depreciation	542,093	540,570

OTHER ASSETS:

Goodwill	13,153,497	13,153,497
Intangible assets – net	1,006,814	1,155,949
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers’ life insurance	382,479	365,830
Deferred tax asset	--	--
Deposits and other assets	60,137	62,032

Total other assets	14,702,927	14,837,308

TOTAL ASSETS	$28,005,770	$23,074,337

See Notes to Consolidated Financial Statements

	(Unaudited) June 30, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Note payable to bank	1,200,000	$1,094,263
Current portion of long-term debt	11,773	175,785
Accounts payable	1,411,333	1,397,837
Billings in excess of costs and estimated earnings	1,119,898	165,865
Accrued expenses	919,731	1,235,259
Note payable – installment loan	112,097	--

Total current liabilities	4,774,832	4,069,009

NONCURRENT LIABILITIES:

Long term debt – net of current portion	3,112	--
Derivative liability	1,094,836	2,475,159
Deferred tax liability	85,000	85,000

Total noncurrent liabilities	1,182,948	2,560,159

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value, 4,985,000 shares authorized, no shares issued or outstanding	--	--
Class B convertible preferred stock, $.001 par value, 2,500,000 shares authorized, 1,160,000 shares issued and outstanding	1,160	1,160
Class C convertible preferred stock, $.001 par value, 2,500,000 shares authorized, 2,380,952 shares issued and outstanding	2,381	2,381
Class D convertible preferred stock, $001 par value, 15,000 shares authorized, 13,876 and 7,796 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	14	8
Common stock, $.001 par value, 90,000,000 shares authorized, 23,958,146 and 22,331,687 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	23,960	22,332
Additional paid-in capital	37,090,866	30,805,827
Accumulated deficit	(15,070,391)	(14,386,539)

Total stockholders’ equity	22,047,990	16,445,169

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,005,770	$23,074,337

See Notes to Consolidated Financial Statements

PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

NET REVENUE	$4,970,837	$5,494,238	$10,624,016	$10,280,028

OPERATING EXPENSES:

Cost of revenues	3,821,834	4,103,122	7,879,589	7,808,150
Selling, general & administrative	2,126,949	2,072,737	4,215,631	3,919,108
Depreciation and amortization	96,588	69,574	193,185	112,786

Total operating expenses	6,045,371	6,245,433	12,288,405	11,840,044

LOSS FROM OPERATIONS	(1,074,534)	(751,195)	(1,664,389)	(1,560,016)

OTHER INCOME (EXPENSE):
Interest expense, net	(8,354)	(17,048)	(20,397)	(27,435)
Officers’ life insurance	(6,975)	(32,249)	16,649	7,149
Derivative (expense) income	769,372	1,880,335	1,782,109	64,234
Gain (loss) on marketable securities	7,350	--	8,750	--
Adjust estimates recorded at acquisition	431,919	--	431,919	--
Other income	1,211	9,627	7,371	33,772

Total other (expense) income	1,194,523	1,840,665	2,226,401	77,720

INCOME (LOSS)BEFORE INCOME TAXES	119,989	1,089,470	562,012	(1,482,296)

INCOME TAX BENEFIT (EXPENSE)	(2,000)	(77,002)	--	265,960

NET INCOME (LOSS)	117,989	1,012,468	562,012	(1,216,336)

PREFERRED STOCK DIVIDENDS	(329,800)	--	(736,640)	(321,218)
DEEMED DIVIDEND ON PREFERRED STOCK	--	--	(509,184)	--

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(211,811)	$1,012,468	$(683,812)	$(1,537,554)

Net income (loss) income per share:
Basic	$(0.01)	$0.06	$(0.03)	$(0.12)
Diluted	$(0.01)	$0.03	$(0.03)	$(0.12)

Weighted average number of shares:
Basic	23,442,622	15,782,071	23,136,358	13,063,933
Diluted	23,442,622	39,019,055	23,136,358	13,063,933

See Notes to Consolidated Financial Statements

PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	(Unaudited)	(Unaudited)
	2013	2012
Cash flows from operating activities:
Net Income (loss)	$562,012	$(1,216,336)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	193,185	112,786
Increase in cash surrender value of officers’ life insurance	(16,649)	(7,149)
(Income) from change in value of derivatives	(1,782,109)	(64,234)
Deferred income taxes	2,000	(266,000)
Stock option / warrant compensation expense	60,697	246,994
Adjust estimates recorded at acquisition	(431,919)	--
Equity in loss of equity-method investee	--	58,842
Changes in operating assets and liabilities:	--	--
Decrease (increase) in accounts receivable	396,277	(212,714)
Increase in marketable securities	(8,751)	(3)
Increase in costs and estimated earnings in excess of billings	(728,879)	(589,517)
(Increase) decrease in prepaid expenses	(22,973)	1,426
Contract deposit – cash escrow account	(432,177)
(Increase) decrease in deposits and other assets	1,895	(12,354)
Increase (decrease) in accounts payable and accrued expenses	59,674	(47,763)
Increase (decrease) in billings in excess of costs and estimated earnings	954,033	(255,247)
Decrease in other taxes payable	(2,000)	--
Net cash used in operating activities	(1,195,684)	(2,251,269)

Cash flows from investing activities:
Issuance of notes receivable	--	(195,229)
Deferred stock issuance costs	--	(192,890)
Cash acquired in GHH acquisition	--	106,641
Purchases of property and equipment, net	(45,573)	(4,244)
Net cash used in investing activities	(45,573)	(285,722)

Cash flows from financing activities:
Issuance of Class D Preferred stock	5,452,150	--
Payments on long-term debt	(48,842)	(69,976)
(Payments) proceeds on line of credit	105,737	613,966
Net cash provided by financing activities	5,509,045	543,990

Net increase (decrease) in cash	4,267,788	(1,993,001)

Cash - beginning of period	4,471,102	3,051,407

Cash - end of period	$8,738,890	$1,058,406

See Notes to Consolidated Financial Statements

PREMIER ALLIANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE, 2013 AND 2012
(Unaudited)

Note 1 – Basis of Presentation:

The accompanying unaudited interim consolidated financial statements of Premier Alliance Group, Inc. (“Premier” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K  filed with the SEC on April 1, 2013 and as amended by the Company's Annual Report on Form 10-K/A filed with the SEC on October 18, 2013 (the "10-K"). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2012 as reported in the 10-K have been omitted. However, Notes which management believes are of particular significance to the Company’s financial statements and to the reader, have been included in Note 2 below.

The consolidated financial statements include historical Premier Alliance Group, Inc. and its acquisition of GreenHouse Holdings, Inc. (hereinafter “GHH”) effective March 5, 2012 – see Note 2 below.  GHH has four wholly owned subsidiaries as follows: (i) Green House Holdings, Inc., a Nevada corporation, (ii) Control Engineering, Inc., a Delaware corporation, (iii) Green House Soluciones, S. A., incorporated under the laws of Mexico, and, (iv) R Squared Contracting, Inc., a California corporation.  R Squared Contracting, involved in residential energy, ceased doing business in May 2011 and is a dormant corporation.   See Note 2 below for further discussion of this business acquisition.  On December 31, 2012, we acquired Ecological, LLC – see Note 2 below; hence, the balance sheet at December 31, 2012 includes the balance sheet of Ecological and the period from January through June 2013 includes their operations results.

Note 2 – Significant Accounting Policies:

These financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amount of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates, including those related to fair value of financial instruments, bad debts, intangible assets and contingencies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies, in their entirety, are more fully described in our consolidated financial statements appearing in our 10-K, we believe that the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements and are the most critical to aid you in fully understanding and evaluating our reported financial results.

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

Revenue Recognition:

We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  In general, we record revenue when persuasive evidence of any agreement exists, services have been rendered, and collectability is reasonably assured, therefore, revenue is recognized when we invoice customers for completed services at contracted rates and terms.  Therefore, revenue recognition may differ from the timing of cash receipts. In our Energy and Sustainability Segment, we often enter into contracts which require percentage of completion accounting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 604-45.

Valuation of Goodwill and Intangible Assets:

Our intangible assets include goodwill, trademarks, non-compete agreements, patents and purchased customer relationships, all of which are accounted for based on  ASC Topic 350 Intangibles-Goodwill and Other. As described below, goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated period of benefit, ranging from two to eight years.  Goodwill is tested for impairment by comparing the carrying value to the estimated fair value, in accordance with GAAP. Impairment exists if the carrying amount is greater than its estimated fair value, resulting in a write-down equal to the difference between the carry amount and the estimated fair value. The values recorded for goodwill and other intangible assets represent fair values calculated by accepted valuation methods. Such valuations require critical estimates and assumptions derived from and which include, but are not limited to: i) information included in our business plan, ii) estimated cash flows, and iii) discount rates.

Derivative Warrant Liability:

The Company evaluates it warrants issued in connection with debt and preferred stock issuances to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with in accordance with FASB ASC 810—10-05-4 and 815-40.  This accounting treatment requires that the carrying amount of any embedded derivatives be marked-to-market at each balance sheet date and carried at fair value.  In the event that the fair value is recorded as a liability, as is the case with the Company, as our only derivatives are related to common stock warrants issued in direct connection with debt and preferred stock issuances, the change in the fair value during the period is recorded in the Statement of Operations as either income or expense. Upon conversion, expiration, or exercise, the derivative liability is marked to fair value at the conversion date and then the related fair value is reclassified to equity.  The fair value at each balance sheet date and the change in value for each class of warrant derivative is disclosed in detail in Notes 6-10 to the Financial Statements.

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

Share-Based Compensation:

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

FASB ASC Topic 740-10 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the balance sheet. It also provides guidance on de-recognition, measurement and classification of amounts related to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim period disclosures and transition relating to the adoption of new accounting standards. Under FASB ASC Topic 740-10, the recognition for uncertain tax positions should be based on a more-likely-than-not threshold that the tax position will be sustained upon audit. The tax position is measured as the largest amount of benefit that has a greater than fifty percent probability of being realized upon settlement. Currently, the Company has taken the position that it is not, more likely than not, in accordance with the standards outlined in ASC 740, that its deferred tax assets will be realized under the thresholds set; therefore, other than offsetting deferred tax liabilities, the Company is not recognizing any tax benefits associated with its deferred tax assets.

Note 3 – Business Combinations:

Greenhouse Holdings, Inc.

On March 5, 2012, the Company consummated its Agreement of Plan and Merger (“Merger Agreement”) with GHH.  GHH is a provider of energy efficiency and sustainable facilities services and solutions and audits, designs, engineers and installs products and technologies that enable its clients to reduce their energy costs and carbon footprint. GHH has two “vertical operations,” energy efficiency solutions (“EES”) and sustainable facilities solutions (‘‘SFS’’). GHH is focused on industrial, commercial, government and military markets in the United States and abroad. Substantially all of GHH’s revenue has historically come from its EES business segment to this point. This acquisition has been described in detail in the 10-K and in each Quarterly Report as may be amended on Form 10-Q since the consummation.  Reference is made to that disclosure.

 Pursuant to the terms of the Merger Agreement, the Company agreed to issue a certain amount of common stock, on a fully diluted basis subject to adjustments provided in the Merger Agreement. As part of the stock consideration paid to GHH, 1,331,188 shares of common stock were placed in an escrow account.  Such escrowed shares were to be released at a later date upon the achievement of certain revenue goals and the satisfaction of certain indemnification obligations. If the escrowed shares were released, GHH stockholders would own, in the aggregate, 17.1% of the combined company. The escrowed shares accrued quarterly, on a pro-rata basis, to the extent that GHH revenues, over a four calendar quarter measurement period exceeded $12 million. If these conditions were not met, the escrowed shares would be returned to the Company. Effective March 31, 2013, the four calendar quarter measurement period pursuant to the GHH aggregate revenue required in order to release the escrowed shares expired, and the minimum revenues were not attained. However, in spite of a number of non-controllable external factors arising, GHH made measurable progress on many fronts.  The Board of Directors took all factors under immediate advisement to determine if an extension was warranted for the measurement period and the ultimate course of action for the Company.

As a result, effective June 30, 2013, a First Amendment to Escrow Agreement was executed by all parties whereby:

i.	The Measuring Period for achievement of the Revenue Targets was modified to the calendar year 2012,
ii.	The Escrow Shares were reduced by 20% from 1,331,188 to 1,064,950, meaning, 266,238 shares previously considered issued and outstanding were permanently retired, and,
iii.	The Indemnification Provisions remain in place.

Accordingly, pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) “purchase accounting rules”, this transaction occurred outside of the twelve (12) month “window” immediately subsequent to the initial acquisition, and is not to be treated as an adjustment to the initial purchase price allocation.  Therefore, the permanent retirement of common shares were recorded at the same value at which they were issued, common stock at par and additional paid in capital were removed from the balance sheet at $266 and $239,348, respectively, and the total of $239,614 was recorded in other income for the six months ended June 30, 2013 on the Statement of Operations, as an “adjustment to fair value of acquired assets“.

In addition, at the original acquisition, we assumed accounts payable of GHH and its subsidiaries, many of which were very dated. As discussed in our SEC Form 10-K for the year ended December 31, 2012 (both in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 23 – Subsequent Events), a good deal of time as spent in calendar 2012, post March 5, 2012 acquisition in dealing with claims from GHH creditors, some of which were specifically recorded and or estimated liabilities provided for and some which were not. During the quarter ended June 30, 2013, management had determined that excess liabilities assumed, above and beyond those utilized to provide for the cases and claims settled, exist. Inasmuch as this determination could not made within the twelve (12) month “window” immediately subsequent to the initial acquisition (as one such matter, settled for approximately $100,000, was dismissed by the courts in 2012, but was raised again in 2013 and not settled until June 2013), this adjustment to assumed liabilities is not to be treated as an adjustment to the initial purchase price allocation, but rather is recorded in other income for the six months ended June 30, 2013 on the Statement of Operations, as an “adjustment to fair value of acquired assets“ in the amount of $192,305.

Ecological, LLC

On December 31, 2012, through our wholly owned subsidiary, Ecological Partners, LLC, a New York limited liability company (“EPLLC”), created for the sole purpose of effectuating the acquisition, we purchased substantially all of the assets of Ecological LLC., (“Ecological”) a Delaware limited liability company, pursuant to an Asset Purchase Agreement dated November 15, 2012 (the “Agreement”).  This acquisition has been described in detail in the Company’s SEC Form 10-K for the year ended December 31, 2012 and SEC Form 10-Q for the three months ended March 31, 2013, and reference is made to those filed documents for additional information.

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

Note 4 – Line of Credit Modification

Effective January 23, 2013, the Company and its financial institution entered into a loan modification under the current line of credit. The Company incurred $8,275 in deferred loan costs with this modification.  All terms remain the same with the maturity date extended to July 19, 2013. The current line of credit is limited to a borrowing base of 75% of eligible receivables or $1,500,000.  Outstanding borrowings at June 30, 2013 under the revolving line of credit, classified as note payable to bank on the balance sheet, were $1,200,000.

On July 5, 2013, the Company entered into a new asset based revolving line of credit arrangement with a different financial institution and paid off the prior line of credit.  The new line of credit is limited to a borrowing base of 80% of eligible receivables or $3,000,000 and interest is at the one month LIBOR rate plus 225 basis points.  The Company incurred total fees of $7,500 in deferred loan costs in conjunction with arranging this new facility.  The facility and its terms are described in detail in Note 16 - Subsequent Events.

Note 5 – Pro-Forma Financial Information (unaudited):

The following unaudited pro-forma data summarizes the results of operations for the three and six months ended June 30, 2013, as if the purchase of Greenhouse Holdings, Inc. and Ecological, LLC had been completed January 1, 2012. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2012.

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012
Net revenues	N/A	*	$5,261,040
Operating loss	N/A	*	(1,851,413)
Net operating loss per share – basic and fully diluted	N/A	*	$(0.10)

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012
Net revenues	N/A	*	$10,520,097
Operating loss	N/A	*	(2,397,656)
Net operating loss per share – basic and fully diluted	N/A	*	$(0.12)

*    All entities were consolidated effective January 1, 2013; therefore; the results of operations are included in their totality in these financial statements.

Note 6 – Series B Convertible Preferred Stock:

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

The total warrants issued, associated with the Series B Preferred Stock, are 1,058,940; the Series B Preferred Stockholders received 900,000 and the placement agent received 158,940. The total fair market value of the warrants at issue, totaling $332,431 was recorded as a derivative liability. The derivative liability is adjusted to fair market value through income on the statement of operations. At December 31, 2012, the fair market value of the warrants was $170,383 and the Company recognized $102,717 as derivative expense for the year ended December 31, 2012.  At March 31, 2013, the fair value of the warrants was $106,000 and the Company recognized $64,383 in derivative income for the three months ended March 31, 2013. At June 30, 2013, the fair value of the warrants was $58,777 and the Company recognized an additional $47,123 in derivative income for the three months ended June 30, 2013; totaling $111,516 in derivative income for the six months ended June 30, 2013. The Series Preferred B Stock, upon issuance in 2010, contained an embedded beneficial conversion feature totaling $360,048, which was recorded as a deemed dividend to preferred shareholders during the year ended December 31, 2010. This beneficial conversion feature was recorded as a reduction to retained earnings/accumulated deficit and as an addition to Additional Paid in Capital, all entries within the Stockholders Equity section of the Balance Sheet.

As of June 30, 2013, 1,200,000 shares of the Series B Preferred Stock have been issued, 40,000 shares have been converted into common stock, leaving 1,160,000 shares outstanding.  Dividends paid in the first quarter of 2012 on these preferred shares totaled $58,718 and were paid by issuing 61,340 shares of the Company’s common stock.  Dividends paid in the first quarter of 2013 on these preferred shares totaled $56,840 and were paid by issuing 71,050 shares (based on the market price of the Company’s stock at the date of issuance) of the Company’s common stock.

Note 7 – Series C Convertible Preferred Stock:

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

On March 3, 2011, the Company closed an offering of its securities to accredited investors.  The Company sold 2,380,952 shares of Series C Preferred Stock and warrants to purchase 7,142,856 shares of common stock, for gross proceeds of $5,000,000. In connection with the sale of these securities a registered securities broker was paid $650,000 and was issued warrants to purchase 714,285 shares of common stock (with an exercise price of $0.77), as an advisory fee.  In addition, a registered securities broker was paid $100,000 and was issued warrants to purchase 360,000 shares of common stock (with an exercise price of $0.77) as an advisory/finder’s fee.  The issuance of these preferred shares contained an embedded beneficial conversion feature the intrinsic value of which is $1,969,496 and was recorded as a deemed dividend to preferred shareholders during the three months ended March 31, 2011.

The aggregate number of warrants to purchase 8,217,141 shares of common stock, issued in connection with the Series C Preferred Stock, contains full-ratchet anti-dilution provisions (i.e., “down round protection”), requiring that they be recorded as a derivative instrument and that they be valued using a “Modified Binomial” methodology, which gives effect to the inherent additional value provided by the down round protection. Because one significant input to the “Modified Binomial” methodology (in our case, the “Monte Carlo Simulation” technique, for which we engage a 3rd party valuation specialist to perform), the capital raise input assumption is not “observable” (as defined in the “Fair Value Hierarchy”), this defaults the entire valuation of this derivative to a “Level 3” classification - See Note 2 - Fair Value of Financial Assets and Liabilities – Derivative Instruments. This derivative liability was adjusted to the fair market value of the warrants at June 30, 2013 of $565,569, with the change in value of $376,360 for the three months ended June 30, 2013 being recorded as derivative income on the statement of operations, combined with the change in valuation from December 31, 2012 ($1,491,601) to March 31, 2013 ($941,929) of  $549,672 representing derivative income for the three months ended March 31, 2013, aggregating to $926,032 in derivative income being recognized for this Series C derivative for the six months ended June 30, 2013.

Dividends were declared and paid on the Series C Preferred Stock in February 2012 in the amount of $262,500 and were paid by the issuance 354,730 shares of Company common stock. Dividends were declared and paid on the Series C Preferred Stock in February 2013 in the amount of $350,000 and were paid by the issuance of 437,500 (based on the market price of the Company’s stock at the date of issuance) shares of Company common stock.

Note 8 – Series D Convertible Preferred Stock:

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

The combined 3,288,152 warrants issued in connection with the Series D Preferred Stock are required to be recorded as a derivative instrument. The fair value of these derivatives were valued at $496,840 and recorded as a derivative liability with a like adjustment to Additional Paid in Capital at December 31, 2012.  See below for total fair value of all derivatives related to all Series D Preferred Stock issuances as of June 30, 2013, inclusive of the original Series D Preferred Stock issuance in December 2012, the additional Series D Preferred Stock issued in January and February 2013 and the mandatory conversion of the 7% Redeemable Convertible Promissory Notes into Series D Preferred Stock (described immediately below).

Additionally, the Company issued 7% Redeemable Convertible Promissory Notes and Warrants (“Promissory Notes”) on November 16, 2012.  These Promissory Notes were mandatorily convertible into the “next round of financing” by the Company.  The next round of financing was the Series D Preferred Stock described above.  See 7% Redeemable Convertible Promissory Notes and Conversion into 8% Redeemable Convertible Series D Preferred Stock - Note 9 below for a detail description of the original issue of these Promissory Notes and their subsequent mandatory conversion into the Series D Preferred Stock.

On January 25, 2013, the Company closed an additional private placement financing from the sale of the Series D Preferred Stock under identical terms as described above to accredited investors. The Company sold 3,955 shares and 1,318,363 warrants, with an exercise price of $1.125, for gross proceeds of $3,955,001. In connection with the sale of this issuance of securities, $395,500 was paid in cash and 527,334 warrants were issued, with an exercise price of $1.125, to a registered broker. In addition, Blue Sky filing fees of $1,550 were incurred.  The Company received net proceeds of $3,557,951. The issuance of this round of Series D Preferred Stock contained an embedded beneficial conversion feature, the intrinsic value of which was $509,184, and was recorded as a deemed dividend to preferred shareholders during the three months ended March 31, 2013.  Also, the combined 1,845,697 warrants issued directly associated with this January 25, 2013 additional private placement are required to be recorded as a derivative liability. The fair value of these derivatives were valued at the January 25, 2013 date of issuance at $306,386 and were recorded as a derivative liability with a like adjustment to Additional Paid in Capital. The fair value of these derivatives at June 30, 2013 and the change in value since their January 25, 2013 issuance are addressed below in conjunction with the total fair value of all derivatives associated with the Series D Preferred Stock, and the valuation of the derivatives associated with the 7% Redeemable Convertible Promissory Notes and Warrants (“Promissory Notes”) on November 16, 2012.

On February 26, 2013, the Company closed the final private placement financing from the sale of the Series D Preferred Stock under identical terms as described above to accredited investors. The Company sold 1,125 shares and issued 708,344 warrants, with an exercise price of $1.125, for gross proceeds of $2,125,000. In connection with the sale of this issuance of securities, $212,500 was paid in cash and 283,334 warrants were issued, with an exercise price of $1.125, to a registered broker. In addition, legal fees of $18,300 were incurred.  The Company received net proceeds of $1,894,200. This issuance of this final round of Series D Preferred Stock did not contain an embedded beneficial conversion feature.  The combined 991,678 warrants issued directly associated with this February 26, 2013 additional private placement contain full-ratchet anti-dilution provisions that require them to be recorded as a derivative instrument. The fair value of these derivatives were valued at the February 26, 2013 date of issuance at $96,788 and were recorded as a derivative liability with a corresponding non-current deferred tax asset of $33,000 at that time.  The fair value of these derivatives at June 30, 2013 and the change in value since their February 26, 2013 issuance are addressed below in conjunction with the total fair value of all derivatives associated with the Series D Preferred Stock, and the valuation of the derivatives associated with the 7% Redeemable Convertible Promissory Notes and Warrants (“Promissory Notes”) on November 16, 2012.

For all warrants directly associated with the three issuances of Series D Preferred Stock, the derivative liability for each of the December 26, 2012, January 25, 2013 and February 26, 2013 warrants was adjusted to the collective fair market value of all the warrants at June 30, 2013 of $335,066, with the collective change in value from either December 31, 2012, or their respective recording at issuance on January 25, 2013 or February 26, 2013, of $563,559 recorded as derivative income on the statement of operations for the six months ended June 30, 2013. The collective value at March 31, 2013 was $605,202, resulting in $293,423 in derivative income being recognized in the first three months ended March 31, 2013 alone.

Note 9 – 7% Redeemable Convertible Promissory Notes and Conversion into 8% Redeemable
               Convertible Series D Preferred Stock:

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

In accordance with the Securities Purchase Agreement and the terms of the Promissory Notes, the Promissory Notes were mandatorily convertible into the next round of financing by the Company into the same security as the next round of financing, the Series D Preferred Stock.  As a result, in the fourth quarter of December 2012, the Company had to (i) write-off the unamortized portion of the debt discount and charge the statement of operations with $339,092 in interest expense-debt discount, (ii) write-off the face value of the $750,000 Notes and all of the deferred financing costs associated with the Notes of $132,966, (iii) record the intrinsic value of the embedded beneficial conversion feature associated with the issuance of the Series D Preferred Stock in this conversion of $552,966 by charging deemed dividend to preferred shareholders with an offset to additional paid in capital, and (iv) record the issuance of the Series D Preferred Stock for the par value of the 750 shares into which the Notes converted and record the additional paid in capital of $617,035.

Finally, as described above, all the warrants affiliated with the Notes are considered derivative instruments and were revalued at December 26, 2012. The increase in total derivative valuation from $136,677 at November 16, 2012 to $230,985 at December 26, 2012 of $94,308 was recorded as an increase in the derivative liability and as derivative expense in the statement of operations for the fourth quarter of 2012. There was no change in the liability amount from December 26, 2012 to year end. The derivative liability was adjusted to the fair market value of the warrants at June 30, 2013 of $108,924, with the change in value of $122,061 being recorded as derivative income on the statement of operations for the six months ended June 30, 2013, and with a valuation of $159,699 at March 31, 2013, $71,286 of this derivative income was recognized in the three months ended March 31, 2013.

Note 10 – Convertible Debenture:

      On May 21, 2010, the Company issued a 9% senior secured convertible debenture in the principal amount of $350,000 with an 8% original issue discount of $28,000 (the “Debenture”). The Debenture was paid in full in November 2011.  The Debenture was also issued with detachable warrants to purchase 500,000 shares of common stock with an exercise price of $0.77, expiring in five years, which are required to be recorded as a derivative liability. .

The derivative liability was adjusted to the fair market value of the warrants at both March 31 and June 30, 2013 of $51,377 and $26,400, respectively, with the changes in value of $33,973 and $24,977, respectively, being recorded as derivative income on the statement of operations for the three months ended March 31 and June 30, 2013; collectively representing a total of $58,950 of derivative income recognized in the six months ended June 30, 2013 for this security alone.

Note 11 – Stock Options and Warrants:

There were no options issued in the six months ended June 30, 2013 under the 2008 Stock Incentive Plan. The following table represents the activity under the stock incentive plan as of June 30, 2013 and changes during each period:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,525,000	$0.90
Issued	532,192	1.03
Outstanding at December 31, 2011	2,057,192	0.93
Issued	3,307,192	0.79
Forfeitures	(249,520)	(1.00)
Outstanding at December 31, 2012	5,114,864	0.84
Activity – January – June 2013	--	--
Outstanding at June 30, 2013	5,114,864	$0.84

On March 5, 2012, contemporaneously with the acquisition of GHH (see Note 3 above), holders of GHH warrants received the immediate right to receive warrants of Premier.  Each GHH warrant was replaced by a Premier warrant for the number of shares of Premier common stock that a GHH warrant holder would have received if the GHH warrant had been exercised in full to immediately prior to the merger, based on the exchange ratio calculated without regard to any warrants, and excluding any adjustment resulting from ‘‘price anti-dilution’’ provisions. The aggregate exercise price of the Premier warrant was the same as that of the GHH warrant being replaced. For example, a warrant to purchase 1,000 GHH shares of common stock at $2.00 per share would be converted into a warrant to purchase 140 Premier shares at approximately $14.33 per share. If the actual calculation would result in a fraction of a share, the same will be rounded up to a whole share.  Pursuant to this provision of the Agreement and Plan of Merger, GHH warrants to purchase 1,822,567 shares of common stock were converted to Premier warrants to purchase 300,663 shares of common stock with an average exercise price of $14.65 with varying expiration dates. In November 2012, 44,911 (held by non-employees) of these warrants were cancelled and 13,301 shares of common stock were issued. The strike price for all these warrants is significantly in excess of the fair market price of the stock and such warrants were determined to have de-minimis value at the time of the merger.

The following warrants were issued in 2013 and valued using the Black-Scholes valuation method with the key inputs as follows:

Exercise price	$0.80
Risk free interest rate	.76%
Volatility	33.13%
Expected term	5 Years
Dividend yield	None

On January 1, 2013, the Company issued warrants to purchase 25,000 shares of common stock to its investment relations firm as compensation. The warrants vest immediately, are exercisable at $0.80 and expire January 1, 2018. The grant date estimated fair value of the warrants is $5,788, and is included in selling, general and administrative expenses on the statement of operations.

In connection with the Series D 8% Redeemable Convertible Preferred Stock issued on January 25, 2013, the Company issued 1,318,363 detachable warrants and 527,334 warrants to the placement agent.  These warrants were recorded at issuance as a derivative liability with an offsetting adjustment to additional paid in capital.

In connection with the Series D 8% Redeemable Convertible Preferred Stock issued on February 26, 2013, the Company issued 708,344 detachable warrants and 283,334 warrants to the placement agent.  These warrants were recorded at issuance as a derivative liability with an offsetting adjustment to additional paid in capital.

The following table represents the activity of warrants as of June 30, 2013 (there were no exercises, forfeitures, or terminations):

Warrants	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,778,940	$0.78
Issued	8,890,141	0.78
Outstanding at December 31, 2011	10,669,081	0.78
Issued	5,325,152	1.00
Issued pursuant to GHH acquisition	300,663	14.65
Cancelled	(44,911)	2.87
Outstanding at December 31, 2012	16,249,985	1.10
Issued	2,862,375	1.12
Outstanding at June 30, 2013	19,112,360	$1.11

Note 12 – Capital Stock Authorized:

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

During the six months ended June 30, 2013, we issued or retired, the following common stock:

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

4)
On May 15, 2013 the Company declared dividends on its Series D 8% Redeemable Convertible Preferred Stock and the Company paid the dividends in Company common stock.  The Company issued 492,237 shares of common stock to the Series D Preferred Stockholders.

5)	Between June 4, 2013 and June 21, 2013, 325 shares of Series D 8% Redeemable Convertible Preferred Stock were converted to 650,000 Common Shares of stock.

6)
On June 30, 2013, pursuant to the First Amendment to Escrow Agreement between the Company and certain former shareholders of GHH, 266,238 shares previously considered issued in the GHH acquisition, and held in Escrow, were permanently retired as certain earnings targets were not met.  As a result, pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) “purchase accounting rules”, this transaction occurred outside of the twelve (12) month “window” immediately subsequent to the initial acquisition, and is not to be treated as an adjustment to the initial purchase price allocation.  Therefore, the permanent retirement of common shares were recorded at the same value at which they were issued, common stock at par and additional paid in capital were removed from the balance sheet at $266 and $239,348, respectively, and the total of $239,614 was recorded in other income on the Statement of Operations, as an “adjustment to fair value of acquired assets. “

Note 13 – Segment Information:

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

The performance of the business is evaluated at the segment level.  Cash, debt and financing matters are managed centrally.  These segments operate as one from an accounting and overall executive management perspective, though each segment has senior management in place; however they are differentiated from a marketing and customer presentation perspective, though cross-selling opportunities exist and continue to be pursued.  Condensed summary segment information follows for the three and six months ended June 30, 2013:

		Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Revenue:
Risk/Compliance Solutions		$3,136,488	$6,617,194
Energy and Sustainability Solutions		1,834,349	4,006,822

Loss from operations:
Risk/Compliance Solutions	(1)	243,370	645,630
Energy and Sustainability Solutions		(360,618)	(465,019)

Total Assets:
Risk/Compliance Solutions			13,713,438
Energy and Sustainability Solutions	(2)		14,292,332

(1)
   Note that Loss from operations – Risk/Compliance Solutions, excludes all corporate overhead costs for the enterprise. Total corporate enterprise wide overhead costs totaled approximately $956,000 and $1,845,000 for the three and six months ended June 30, 2013.

(2)	Total assets for the Energy and Sustainability Solutions segment include $4,772,610 in goodwill for GHH and $6,063,119 for Ecological, respectively at June 30, 2013.

Note 14 – Commitments and Contingencies:

On May 20, 2013, the Company, having completed substantial due diligence, and in negotiations to participate in a significant role in a 7.4 million MegaWatt ("MW") solar generating facility project in Somers, Connecticut (the “Somers Project”), in conjunction with Prime Solutions, Inc. (“Prime”), agreed to provide a Co-Indemnitee on Prime’s Performance Bond, relative to its position as the primary Engineering Procurement and Construction ("EPC") Contractor on the Somers Project.  The maximum exposure under this Performance Bond is $1 million, if Prime does not meet the terms and conditions of its contract. The Company entered into a Bond Agreement and Contract with Prime directly related to this Co-Indemnitee arrangement, dated of even date, providing, but not limited to:

1.	That an experienced Premier contractor would act at all times in a Senior Project Management role, overseeing all aspects of the project.
2.
That Premier’s representative, in his Senior Project Management role will sign off on all contract matters, including other subcontractors, daily and weekly meetings and minutes, direct and unfettered communications with the counterparty, monitoring of the formal project schedules, any change orders and all contract draws.

3.
In addition, the Premier Senior Project Manager has the unilateral authority, to engage additional qualified constructions crew members or an additional crew if, after consultation and coordination with Prime, he concludes that it is necessary to ensure milestones and/or the Substantial Completion Date are met, and these associated costs are borne by Prime.

4.	Prime shall pay the Company $10,000 for the “Co-Indemnitee”.

In addition, to secure this potential risk, Prime has executed a perfected Security (“Stock Pledge”) Agreement in favor of the Company, whereby Prime unconditionally and irrevocably, pledged, granted and hypothecated to the Company a majority equity interest in the fully diluted ownership of Prime, held in Escrow by our counsel. The Somers Project and the “Subcontract Agreement and Contract” (discussed immediately below) are anticipated to be completed on or before December 31, 2013. The Company is accounting for this performance Bond Co-Indemnitor arrangement in accordance with FASB ASC 460-10 – Guarantees.  This “Co-Indemnitee” Agreement and Contract was at all times intended to be and in fact has become part of a larger contractual arrangement. See Note 16 – Subsequent Events for full discussion of the Subcontract Agreement and Contract entered into by and among Prime and the Company directly related to the Somers Project aforementioned.

Note 15 – Related Party Transactions:

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

Note 16 – Subsequent Events:

As disclosed in SEC Form 8-K, filed July 29, 2013, on July 25, 2013, the Company entered into a Subcontract Agreement and Contract by and among Prime Solutions, Inc. (“Prime”) and the Company, hereinafter referred to as the “Subcontract Agreement”, whereby the Company, for a negotiated price, will provide the following services: i) a Senior Project Management Consulting, Oversight and Advisory role, and ii) Materials Management, Procurement, and “Just-in-Time” delivery role (including negotiating with and managing vendors, including custom built products) for specific project key materials. The revenue from the Subcontract Agreement is estimated to be approximately $6.0 million, including the materials management, procurement, and delivery role. The Subcontract Agreement is directly in connection to the Company providing these duties and assisting Prime in their role as the EPC contractor pursuant to the ”Somers Project.”   In consideration for the roles and responsibilities undertaken by the Company outlined above pursuant to the Subcontract Agreement, the Company shall receive a fee, subject to adjustment, of approximately $6.0 million. In addition, the Company agreed to sign as a Co-Indemnitor on Prime’s Performance Bond on the Somers Project. See Note 14 – Commitments and Contingencies for a discussion of this Co-Indemnitor arrangement.

On June 30, 2013, after a study and recommendation by the Compensation Committee, the Board of Directors approved a new director compensation plan. Pursuant to that new plan, stock options are to be issued annually upon election or reelection to the Board of Directors for another term at the same level for all directors, as well as standard compensation for Board and Committee meetings was established, as follows: 1) $10.000 retainer for each director, 2) options to purchase 75,000 shares of common stock to be delivered after election to an annual term, 3) $3,500 for Board of Directors meetings, and, 4) $1,500 for Committee meetings.  Pursuant to the terms of the new plan, on July 1, 2013, the Company awarded 525,000 Stock Options (subject to its 2008 Stock Incentive Plan) to seven members of its Board of Directors.  The Options, which all vest immediately, were valued under the Black-Scholes methodology, as they do not contain "down round protection", and resulted in a charge of $96,425 to the Statement of Operations. The key inputs for the Black-Scholes calculations, all considered "Level 2" in the fair value hierarchy, are as follows: strike price - $0.59; volatility -32.83%; risk free rate - 1.39%; Maturity - 5 years.

July 5, 2013, the Company entered into a new asset based revolving line of credit arrangement with a different financial institution. The new line of credit is limited to a borrowing base of 80% of eligible receivables or $3,000,000 and interest is at the one month LIBOR rate plus 225 basis points.  The Company incurred total fees of $7,500 in deferred loan costs in conjunction with arranging this new facility. The line is renewable annually.  The Company was required, as a first priority security interest, required to maintain a compensating balance of $3 million on account at this financial institution.  However, the loan terms include a release provision on the compensating balance, reducing it as the Company meets net operating income thresholds set forth in the loan agreement.

Also on July 5, 2013, the Company paid in its entirety the amount shown as a current liability on the June 30, 2013 Balance Sheet as Note payable – installment loan in the amount of $112,097 concurrent with the closing of the new revolving line of credit described above.

On August 14, 2013, the Company filed a Form 8-K/A, providing notification that effective August 9, 2013, the Company entered into a new employment agreement (the “Elliott Employment Agreement”) with the Company’s Chief Executive Officer, Mark Elliott, pursuant to which Mr. Elliott will continue to serve as the Company’s Chief Executive Officer until December 01, 2015 (or such earlier date upon which Mr. Elliott’s employment may be terminated in accordance with the terms of the Elliott Employment Agreement). The new agreement is on substantially the same terms and conditions as Mr. Elliott’s prior employment agreement, which was replaced and superseded by the new agreement.

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

Premier Sample Customers

Premier’s typical customers have historically been Fortune companies; a sampling includes:

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

The purchase price for the GHH acquisition was determined by the total market value of the 7,114,482 newly-issued shares (including the escrowed shares) on March 5, 2012 ($6,403,293), plus the total loans outstanding made by us to GHH at the date of the acquisition ($1,030,407), for total consideration of $7,433,700. We incurred deferred financing costs associated with the issuance of the stock (including legal fees, accounting fees, printing fees, etc.) totaling $323,963, and paid a registered investment adviser a referral fee in stock (valued at $120,639) and $64,960 in cash.  These costs were charged against additional paid in capital. During the Company’s annual goodwill testing for 2012, pursuant to ASC 350 and its requisite Step 1 and Step 2 tests, a goodwill impairment write down of $4,378,182 was recorded for the year ended December 31, 2012, adjusting the goodwill value above of $9,150,792, to the revalued amount at December 31, 2012 of $4,772,610.

Pursuant to the terms of the Merger Agreement, the Company agreed to issue a certain amount of common stock, on a fully diluted basis subject to adjustments provided in the Merger Agreement. As part of the stock consideration paid to GHH, 1,331,188 shares of common stock were placed in an escrow account.  Such escrowed shares were to be released at a later date upon the achievement of certain revenue goals and the satisfaction of certain indemnification obligations. If the escrowed shares were released, GHH stockholders would own, in the aggregate, 30.2% of the combined company. The escrowed shares accrued quarterly, on a pro-rata basis, to the extent that GHH revenues, over a four calendar quarter measurement period exceeded $12 million. If these conditions were not met, the escrowed shares would be returned to the Company. Effective March 31, 2013, the four calendar quarter measurement period pursuant to the GHH aggregate revenue required in order to release the escrowed shares expired, and the minimum revenues were not attained. However, in spite of a number of non-controllable external factors arising, GHH made measurable progress on many fronts.  The Board of Directors took all factors under immediate advisement to determine if an extension was warranted for the measurement period and the ultimate course of action for the Company.

As a result, effective June 30, 2013, a First Amendment to Escrow Agreement was executed by all parties whereby:

1.	The Measuring Period for achievement of the Revenue Targets was modified to the calendar year 2012,
2.	The Escrow Shares were reduced by 20% from 1,331,188 to 1,064,950, meaning, 266,238 shares previously considered issued and outstanding were permanently retired, and,
3.	The Indemnification Provisions remain in place.

Accordingly, pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) “purchase accounting rules”, this transaction occurred outside of the twelve (12) month “window” immediately subsequent to the initial acquisition, and is not to be treated as an adjustment to the initial purchase price allocation.  Therefore, the permanent retirement of common shares were recorded at the same value at which they were issued, common stock at par and additional paid in capital were removed from the balance sheet at $266 and $239,348, respectively, and the total of $239,614 was recorded in other income for the six months ended June 30, 2013 on the Statement of Operations, as an “adjustment to fair value of acquired assets“.

In addition, at the original acquisition, we assumed accounts payable of GHH and its subsidiaries, many of which were very dated. As discussed in our SEC Form 10-K for the year ended December 31, 2012 (both in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 23 – Subsequent Events), a good deal of time as spent in calendar 2012, post March 5, 2012 acquisition in dealing with claims from GHH creditors, some of which were specifically recorded and or estimated liabilities provided for and some which were not. During the quarter ended June 30, 2013, management had determined that excess liabilities assumed, above and beyond those utilized to provide for the cases and claims settled, exist. Inasmuch as this determination could not made within the twelve (12) month “window” immediately subsequent to the initial acquisition (as one such matter, settled for approximately $100,000, was dismissed by the courts in 2012, but was raised again in 2013 and not settled until June 2013), this adjustment to assumed liabilities is not to be treated as an adjustment to the initial purchase price allocation, but rather is recorded in other income for the six months ended June 30, 2013 on the Statement of Operations, as an “adjustment to fair value of acquired assets“ in the amount of $192,305.

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

Contracts

We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  In general, we record revenue when persuasive evidence of any agreement exists, services have been rendered, and collectability is reasonably assured, therefore, revenue is recognized when we invoice customers for completed services at contracted rates and terms.  Therefore, revenue recognition may differ from the timing of cash receipts. In our Energy and Sustainability Segment, we often enter into contracts which require percentage of completion accounting in accordance with ASC 604-45.

Employees

As of October 22, 2013, we employed a total of 169 persons, as follows: 5 executive employees, 135 consultants and 29 administrative and operations personnel. We believe our employee relations are good.

Results of Operations

Results of Operations for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

The result of operations described below includes the Risk/Compliance Solutions segment for the six months ended June 30, 2013 and 2012. The Energy and Sustainability Solutions segment began with the acquisition of Greenhouse Holdings, Inc. on March 5, 2012; hence, operating results for this segment are only included from March 5, 2012 through June 30, 2012 and the entire six months ended  June 30, 2013.  We acquired Ecological, LLC (hereinafter “Ecological”), also part of our Energy and Sustainability Solutions segment (“ESS”), on December 31, 2012; therefore, their results of operations are only included in operating results for the six months ended June 30, 2013.

Total revenue for the six months ended June 30, 2013 was $10,624,000 as compared to $10,280,000 for the six months ended June 30, 2012, a net increase of $344,000, or 3.3%.  This net increase is the result of several factors.  During the six months ended June 30, 2013, our EES segment generated revenue of $4,007,000 compared to $1,496,000 for the same period during the prior year, an increase of $2,511,000 over the prior year amount. This is largely, but not solely, attributable to the fact that for the six months ended June 30, 2012, our EES segment was then comprised only of GHH, and only for the period from the March 5, 2012 acquisition date through June 30, 2012.  Of the $4,007,000 generated by the ESS segment for the six months ended June 30, 2013, GHH accounted for $3,328,000 and Ecological for $679,000. For the six months ended June 30, 2013, excluding the ESS segment, total revenues for the Risk/Compliance segment were $6,617,000, compared to $8,784,000 for six months ended June 30, 2012, a decrease of $2,167,000 or 24.7%.  An overview of each of our segments is necessary to understand the dynamic of the net increase in revenue:

I.	Risk/Compliance Solutions Segment

We experienced several unanticipated losses of revenue in the first six months ended June 30, 2013 in this business segment. First, a significant bank client, cancelled a large Basel III project that was planned and booked as they were no longer required to be Basel compliant because of corporate changes.  This created a number of internal displacements as well as the cancelling of a substantial long-term project and revenue stream for us, which we have not yet replaced. Second, we experienced a significant retraction in a large project through our existing Statements of Work (SOW’s) at another large financial client, as a result of more stringent controls introduced by the Bank’s Global Sourcing Group to reduce overall Bank spend.  Next, we experienced a number of clients deferring Sarbanes-Oxley compliance projects to the 3rd and 4th quarters due to scheduling and timing.  Finally, anticipated revenue growth from the addition of new business development resources did not occur as anticipated.

II.	Energy and Sustainability Solutions Segment

As aforementioned, this segment is now comprised of GHH and Ecological, with GHH beginning the segment effective upon its acquisition March 5, 2012 and Ecological added upon its acquisition on December 31, 2012.

a.
GHH – As discussed in our Annual Report on Form 10-K, much of 2012 with GHH was spent integrating the company, evaluating and focusing its revenue targets, narrowing its strategic plan, evaluating operations and key personnel. Given the date of acquisition, its revenue contribution for the six months ended June 30, 2012 was $1,496,000; as importantly, GHH’s revenue contribution for the entire year ended December 31, 2012 was only $2,947,000, as the integration and business evaluation and refinement process described above was occurring. GHH’s recognized revenue for the six months ended June 30, 2013 was $3,328,000 or 113% of last year’s annual total.  In addition, GHH’s business plan refinement is taking root and we believe its business model is now aligned for optimal growth. They have been engaged as the sole source provider for a solar solution for the YMCA’s of San Diego County representing approximately $16.5 million in revenue in the next 18 months and are the provider of the recently executed contract on the Prime agreement described in the Notes to the Financial Statements, representing approximately $6.0 million, to be completed on or before December 31, 2013. GHH is a platform for our EES business and we are committed to this platform, as they now have projects in the alternative energy space (i.e., solar, cogeneration, etc.), which are now just beginning to reach the stage of revenue recognition, as well as continuing to sign new contracts for Demand Response based projects.

b.
Ecological -  Ecological’ s total revenue for the six  months ended June 30, 2013 was $679,000, and comprised of i) benchmarking revenue of $317,000, ii) audit and retro-commissioning of $334,000 and LEED certification services of $28,000.  The nature of the benchmarking and audit and retro-commissioning services are such that the testing must encompass two seasons (heating and cooling); hence, the contracts are spread over a minimum of a six month period. While cash is generally received 50% upon signing of the contract and 50% upon completion, revenue is recognized on the percentage of completion basis, primarily as a % of total engineering labor hours incurred to the total engineering labor hours expected. Our synergistic opportunities with Ecological will be Retro-Fit opportunities that will naturally evolve as an outcome of the energy audits and our ability to leverage GHH’s capabilities in providing creative energy efficiency solutions to these opportunities.

Gross margin (revenue less cost of revenues, defined as all costs for billable staff for the Risk/Compliance Solutions segment and cost of goods for the ESS Solutions segment) increased from $2,472,000 for the six months ended June 30, 2012 to $2,744,000 for the six months ended June 30, 2013, increasing $272,000 and increased on a percentage basis, from 24.0% in 2012 to 25.8% in 2013 on a consolidated basis.  Gross margins achieved at the Risk/Compliance segment, GHH and Ecological for the six months ended June 30, 2013 were 28.4%, 29.8% and 24.1%, respectively.

Selling, general and administrative (“SG&A”) expenses increased from $3,919,000 and 38.1% of revenue for the six months ended June 30, 2012 to $4,216,000 and 39.7% of revenue for the six months ended June 30, 2013. To evaluate SG&A expenses, an analysis of i) Risk/Compliance Solutions segment SG&A expenses, ii) “corporate” level SG&A expenses, and iii) ESS segment SG&A expenses must be separately examined:

a.
Risk/Compliance SG&A - On a combined basis, the Risk/Compliance regions reduced SG&A expenses from $1,124,000 for the six months  ended June 30, 2012 to $832,000, a reduction of $292,000.  The Risk/Compliance regions managed to maintain control over costs - by keeping the percentage of SG&A as a percentage of revenue at a consistent 13.4%, in spite of declining revenues.

      b.    Energy & Sustainability SG&A

GHH – GHH’s SG&A expenses were $799,000 or 53.4% of its consolidated revenue for the six months ended June 30, 2012 (as they were only included in results of operations from March 5, 2012 to March 31, 2012) and increased to $1,026,000 or 30.8% of consolidated revenue for the six  months ended June 30, 2013. Management believes the fixed and semi-fixed cost base is now in place allowing for GHH to realize substantial revenue growth without substantial increases in these SG&A costs.

Ecological SG&A – Ecological’s SG&A was $457,000 for the six months ended June 30, 2013, representing 67.3% of revenues. However, as with GHH, management believes the fixed and semi-fixed cost base is in place allowing for Ecological to realize substantial revenue growth without substantial increases in these costs.

b.
Corporate SG&A - Corporate SG&A expenses for the six months ended June 30, 2013 were  $1,845,000 or 17.4% of revenue compared to $1,997,000 or 19.4% of revenue for the six months ended June 30, 2012.  This decrease of $152,000 is primarily comprised of: i) a reduction in non-cash charges for issuances of stock options and stock warrants of $186,000, ii) a reduction in public relations/branding charges of $57,000, iii) a reduction in professional services- accounting of $45,000 as we have now brought substantially all accounting functions in-house, partially offset by increases in: a) corporate office rent of $26,000, b) professional services legal of $32,000, as we completed a Registration Statement on Form S-1 during the six months ended June 30, 2013 associated with our issuance of the 7% Promissory Notes and Series D Preferred Stock in the 4th quarter of 2012 and the 1st quarter of 2013, and, c) a provision for doubtful accounts to ensure the Company was adequately reserved for any potential losses of $74,000.

Loss from operations was $1,664,000 or 15.7% of total revenue for the six months ended June 30, 2013 compared to $1,560,000 or 15.2% of total revenue for the six months ended June 30, 2012.  This slight decline of $104,000 is primarily attributable to the unanticipated decline in business in the Risk/Compliance segment in the six months ended June 30, 2013. These losses include corporate SG&A of $1,845,000 and $1,997,000, for the respective periods above.  Excluding corporate SG&A, “loss from operations” would actually have been income from operations of $181,000 for the six months ended June 30, 2013 and $437,000 or the six months ended June 30, 2012. Over the past 18 plus months we have invested in building an infrastructure and management platform to support continued growth and believe that substantially all fixed and semi-fixed corporate overhead costs (with the exception of non-cash grants of stock options and warrants) are in place to support that growth and we will be able to achieve the desired scale as revenues continue to grow.

Other income (expense) for the six months ended June 30, 2013 resulted in income of $2,226,000 compared to income of $78,000  for the six months ended June 30, 2012, and is comprised of the following items:

a.
From 2010 through the 1st quarter of 2013, the Company issued 7% Series B Convertible Preferred Stock, Debentures, 7% Series C Convertible Preferred Stock, 7% Convertible Redeemable Promissory Notes, and 8% Series D Preferred Stock, all with detachable common stock purchase warrants deemed to be derivative instruments. Accounting requirement mandate that these warrants be recorded as a Derivative Liability and “marked-to-market” based on fair value estimates at each reporting date.  Collectively, these derivatives were valued at an estimated fair value of $1,094,836 at June 30, 2013, with the change (decline) in value since December 31, 2012 of $1,782,000, being recognized as derivative (non-cash) income on the statement of operations comprising the majority of other income for the six months ended June 30, 2013.  For the six months ended June 30, 2012, the change in valuation for the like period was only $64,000.

b.
We recorded an “adjustment to estimates recorded at acquisition” of $432,000 (a non-cash item) related to the GHH acquisition (described in detail in Note 3 to the Financial Statements included elsewhere herein) and not present in the same period in the prior year, to record the retirement of certain escrow shares, recorded as part of the consideration given, in the initial purchase price allocation and removed liabilities assumed which management determined no longer met the required test for recording an obligation on the books and records of the Company.

As a cumulative result of the above, income before income taxes for the six months ended June 30, 2013  was $562,000, compared to a loss before income taxes of $1,216,000 for the six months ended June 30,  2012.

There was no income tax expense for the six months ended June 30, 2013 versus a tax benefit of $266,000 the six months ended June 30, 2012.  We account for income taxes under FASB ASC Topic 740 “Income Taxes”. Under FASB ASC Topic 740-10-30, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income.  To the extent that we believe any amounts are not more likely than not to be realized through the reversal of the deferred tax liabilities and future income, we record a valuation allowance to reduce the deferred tax assets.  We made the assessment in the fourth quarter of 2012, and again as of March 31, 2013 and June 30, 2013, that a full valuation allowance for the deferred tax assets (other than those that could definitively offset reversing deferred tax liabilities) should be provided based on consideration of the net operating losses for the past two years and six months, and the uncertainty still surrounding the integration of expenses associated with the acquisition of Ecological, LLC, that it was no longer, at this time, more likely than not that the deferred tax assets would be recoverable.  In accordance with FASB ASC 740, management will continue to monitor the status of the recoverability of deferred tax assets.

There was no effective income tax rate for the six months ended June 30, 2013, for there is no income tax expense. The deferred tax benefit of $266,000 for the six months ended June 30, 2012 yielded an effective tax rate of 17.9%.  The effective tax rate is impacted by “permanent” differences between “book” taxable income and “tax” taxable income, and for the six months ended June 30, 2013, is primarily due to: i) the book recording of the noncash derivative income, ii) the book recording of noncash income from the increase in cash surrender value of life insurance policies, and iii) state taxes, net of federal benefit,

As a result of the above, we recorded net income of $562,000 for the six months ended June 30, 2013, compared to a net loss of $1,216,000 for the six months ended June 30, 2012.

Net loss available for common stockholders’ for the six months ended June 30, 2013 was $684,000, or $(0.03) per share, as compared to $1,538,000, or $(0.12) per share for the six months ended June 30, 2012.  Net income (loss) available for common stockholders’ is a function of net income (loss), less actual dividends paid on preferred stock, less “deemed dividends to preferred stockholders’” (or the “embedded beneficial conversion feature”).”  Deemed dividend to preferred stockholders’ is the result of the FASB ASC 470-20-25, whereby the proceeds from the issuance of convertible preferred stock, issued with detachable warrants, must be allocated between the convertible preferred stock and the value assigned to the warrants (either the “Black –Scholes” or the “Binomial” value, as appropriate).

Then, the residual amount allocated to the convertible preferred stock is divided by the number of common shares into which the preferred stock is convertible, developing an “effective conversion price”.  This “effective conversion price” is then compared to the market price of the Company’s stock on the date of the transaction, and the “differential”, multiplied by the number of shares into which the preferred stock is convertible, yielding the theoretical “deemed dividend”, a non-cash event/charge.  This calculated amount is recorded on the books and records as an “intra-equity” entry only, by reducing/charging retained earnings/accumulated deficit and simultaneously increasing additional paid in capital.  Again, it is a non-cash accounting entry only and has no effect on the Statement of Operations.  However, FASB ASC Accounting Standards (ASC 470-20-25) require that this amount be shown on the Statement of Operations below Net Income (Loss) as though it were a cash charge, as a deduction from Net Income (Loss), just as if it were dividends actually paid, thereby, reducing Net Income (Loss) Available for Common Stockholders’; hence, also reducing reported Net Income (Loss) per Common Share.

This “deemed dividend” only occurs at one time, on the date of issuance of preferred stock with detachable warrants (and certain debt issuances –see immediately below). This is the case with the issuance of the Series B Preferred Stock in 2010, Series C Preferred Stock in 2011, the Promissory Notes issued with detachable warrants in November 2012 (mandatorily converted to Series D Preferred December 26, 2012), each of the three issuances of Series D Preferred Stock on December 26, 2012, January 25, 2013 and February 26, 2013, respectively. The identical calculation is made for convertible debt issuances; however, the difference being that the non-cash accounting entry is to charge “debt discount” (as opposed to retained earnings/accumulated deficit), yet “Additional Paid in Capital” is still the credit entry; and, since the issuance is of debt, not equity, there is clearly no “deemed dividend to preferred shareholders’” to be recorded.

As a result of the above accounting requirements, a “deemed dividend” was calculated and recorded in the six months ended June 30, 2013 in the amount of $509,000, as a direct result of the issuance of the second and third round of our Series D Preferred Stock with detachable warrants. Therefore, taking into consideration the respective net income for the six months ended June 30, 2013,  the dividends actually paid on the Series B and C Preferred Stock of $407,000, the initial dividends paid on the Series D Preferred Stock in May 2013 of $330,000 and the “deemed dividend to preferred stockholders’” of $509,000, described above, the net loss available for common stockholders was $684,000, or $(0.03) per share for the six months ended June 30, 2013 compared to $1,538,000, or $(0.12) per share for the same period in the prior year.

Results of Operations for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Revenue, on a consolidated basis, for the three months ended June 30, 2013 was $4,971,000 compared to $5,494,000 for the same period in 2012, a decrease of 9.5%. Our Energy and Sustainability Solutions segment (“ESS”), is comprised currently of GHH and Ecological.  Revenue for the three months ended June 30, 2013 contributed by GHH was $1,548,000 or 31.1% of total revenue compared to $1,261,000, or 22.9% of total revenue for the three months ended June 30, 2012. Ecological, acquired on December 31, 2012, generated $287,000 in revenue for the three months ended June 30, 2013. Total revenue for the Risk/Compliance segment for the three months ended June 30, 2013 were $3,136,000 (or 63.1% of total revenue) compared to $4,233,000 (or 77.1% of total revenue) for the same period in the prior year; an overall decrease in this segment of $1,097,000 or 25.9% for the three months ended June 30, 2013 compared to the same period in the prior year.

The substantial decline in revenue in the Risk Compliance segment is attributable to several unanticipated losses of revenue in the first six months ended June 30, 2013 in this business segment. First, a significant bank client, cancelled a large Basel III project that was planned and booked as they were no longer required to be Basel compliant because of corporate changes.  This created a number of internal displacements as well as the cancelling of a substantial long-term project and revenue stream for us, which we have not yet replaced. Second, we experienced a significant retraction in a large project work through our existing Statements of Work (SOW’s) at another large financial client, as a result of more stringent controls introduced by the Bank’s Global Sourcing Group to reduce overall Bank spend.  Next, we experienced a number of clients deferring Sarbanes-Oxley compliance projects to the 3rd and 4th quarters due to scheduling and timing.  Finally, anticipated revenue growth from the addition of new business development resources did not occur as anticipated.

Gross margin (revenue less cost of revenues, defined as all costs for billable staff for the Risk/Compliance Solutions segment and cost of goods for the ESS Solutions segment) decreased from $1,391,000 for the three months ended June 30, 2012 to $1,149,000 for the three months ended June 30, 2013, and declined on a percentage basis, from 25.3% in 2012 to 23.1% in 2013 on a consolidated basis.  The change in revenue mix among segments for the three months ended June 30, 2013 discussed immediately above, was primarily attributable for this decline, as gross margins achieved at GHH and Ecological for the three months ended June 30, 2013 were 28.4% and 29.8%, respectively. Gross margins for the Risk/Compliance segment for the three months ended June 30, 2013 were 24.1%.

            SG&A expenses were $2,127,000 or 42.8% of revenue for the three months ended June 30, 2013, as compared to $2,073,000 or 37.7% for the same period in 2012, but a nominal increase of only $54,000 or 2.6%.

           Loss from operations for the three months ended June 30, 2013, was $1,075,000 as compared to a loss of $751,000 for the same period in 2012.  The increase in the loss in 2013 over 2012 is primarily attributable to the  decline in revenue in the Risk/Compliance segment for the three months ended June 30, 2013 and its impact, as corporate level fixed and semi-fixed costs could not be adjusted in as rapid a period as the unanticipated revenue losses occurred.

           Other income and expense, net resulted in net other income of $1,195,000 for the three months ended June 30, 2013 and was comprised of derivative income, a non-cash item, resulting from the revaluation of warrants and the related derivative liability at June 30, 2013 of $769,000.  In the three months ended June 30, 2013, we recorded an “adjustment to estimates recorded at acquisition” of $432,000 (a non-cash item) related to the GHH acquisition (described in detail in Note 3 to the Financial Statements included elsewhere herein in this Form 10-Q) to include the retirement of certain escrow shares, recorded as part of the consideration given, in the initial purchase price allocation and removed liabilities assumed at acquisition, which management determined no longer met the requirements for maintaining an obligation on the books and records of the Company.  These items were applicable only to the three months ended June 30, 2013.

The effective income tax rates for the three months ended June 30, 2013 and 2012 are 1.7% and 7.1%, respectively. These apparently low rates are the result of permanent differences attributable to derivative income, book income recognized from adjustments to acquired assets to fair value and certain stock compensation expense, all of which are considered permanent differences, as they are neither taxable or deductible items on the income tax return; hence, not providing a tax deduction or benefit.

Net income for the three months ended June 30, 2013 was $118,000 compared to net income of $1,012,000 for the same period in the prior year.  After consideration of Deemed Dividends on Preferred Stock (described in detail in the Results of Operations for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 above) and the first dividends paid on our Series D Preferred Stock in May 2013 of $330,000, this resulted in a net income or (loss) per share basic and fully diluted of $(0.01); for the three months ended June 30, 2013, and, as there were no dividends paid, nor any deemed dividends on preferred stock in this period in 2012, net income per share was $0.06 on a basic basis and $0.03 on a fully diluted basis.

Dividend

No dividend for common stock has been declared as of June 30, 2013, and the Company does not anticipate declaring dividends in the future.

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

While our significant accounting policies are more fully described in our consolidated financial statements appearing in our Annual Report on Form 10-K as well as our amended Annual Report on Form 10-K/A filed on October 18, 2013, we believe that the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements and are the most critical to aid you in fully understanding and evaluating our reported financial results.

Revenue Recognition

We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  In general, we record revenue when persuasive evidence of any agreement exists, services have been rendered, and collectability is reasonably assured, therefore, revenue is recognized when we invoice customers for completed services at contracted rates and terms.  Therefore, revenue recognition may differ from the timing of cash receipts. In our Energy and Sustainability Segment, we often enter into contracts which require percentage of completion accounting in accordance with ASC 604-45.

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

 Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of $8,739,000, an increase of $4,268,000 from December 31, 2012, primarily attributable to the closing of the 2nd and 3rd rounds of finacing related to the sale and issuance of the Series D Preferred Stock in January and February 2013, resulting in total net proceeds of $5,452,000, net of the use of cash in the six months ended June 30, 2013.  We continue to use our revolving line of credit, but our borrowings remained relatively stable, increasing only $106,000 from $1,094,000 at December 31, 2012 to $1,200,000 at June 30, 2013. As of June 30, 2013 our available borrowings under our revolving line of credit were $300,000.  However, as discussed above, we closed on a new asset based revolving line of credit on July 5, 2013, increasing our borrowing base to 80% of eligible receivables or $3,000,000. The Company was required, as a first priority security interest, to maintain a compensating balance of $3 million on account at this financial institution.  However, the loan terms include a release provision on the compensating balance, reducing it as the Company meets net operating income thresholds set forth in the loan agreement.

 Working capital at June 30, 2013, was $7,986,000, representing an increase of $4,359,000 compared to $3,627,000 at December 31, 2012.  This net increase of $4,359,000 in working capital is the result of a number of factors, primarily: i) an increase in cash on hand as a result of the 2nd and 3rd rounds of the Series D Preferred Stock financing in January and February 2013, respectively, ii) a decrease in accounts receivable of $396,000 reflecting only timing of receipts, iii) an increase in costs and estimated earnings in excess of billings of $729,000, reflecting increased revenue producing activity, iv) a reduction in current portion of long-term debt, reflecting the payoff of certain computer installment notes ($164,000), v) an increase of $954,000 in billings in excess of costs and estimated earnings, due to increased business activity, where we have been able to advance collect from our clients on projects, and, vi) a decrease in accrued expenses of $316,000 (this decrease would actually have been  $515,000, but for a properly accrued litigation settlement of $199,400 at December 31, 2012).  This accrual, which was paid in January, was primarily non-cash, with the issuance of $169,400 in Premier stock (non-cash) and $30,000 in cash). Non-current liabilities at June 30, 2013 are $1,183,000, primarily comprised of a “book” liability related to the current valuation of all outstanding warrants, considered a derivative liability, of $1,095,000, with substantially all the remaining balance representing a deferred tax liability of $85,000. Shareholders’ equity was $22,048,000 at June 30, 2013 (representing 78.2% total assets), compared to December 31, 2012, of $16,455,000 (representing 71.3% of total assets).

During the six months ended June 30, 2013, net cash used in operating activities was $1,196,000 and was primarily attributable to: i) the net income of $562,000, ii) increased by noncash depreciation and amortization of $193,000, iii) decreased by the noncash income of $17,000 recognized on the increase in cash surrender value under the insurance policies owned by us, iv) decreased by the non-cash adjustment recognized in income for the adjustment to fair value of assets acquired of $432,000, v) reduced by the noncash “book” income recognized for derivative income of $1,782,000, vi) offset by the decrease in accounts receivable of $396,000, vii) the increase in costs and estimated earnings in excess of billings of $729,000, again reflecting increased revenue producing activity, and finally, and viii) the increase in billings in excess of costs and estimated earnings of $954,000.

Cash used in investing activities during the six months ended June 30, 2013 of $46,000 was comprised of acquisitions of property, plant and equipment.

Cash provided from financing activities of $5,509,000 for the six months ended June 30, 2013 was comprised primarily of the following: i) the 2nd and 3rd (and final round) issuances of the 7% Convertible Redeemable Series D Preferred Stock in January and February 2013, respectively, with net proceeds of $5,452,000, ii) payments on long-term debt of $49,000, also reflecting the payoff of certain computer installment notes, iii) net proceeds from the revolving line of credit of $106,000.

Financing Arrangements

July 5, 2013, the Company entered into a new asset based revolving line of credit arrangement with a different financial institution. The new line of credit is limited to a borrowing base of 80% of eligible receivables or $3,000,000 and interest is at the one month LIBOR rate plus 225 basis points.  The Company incurred total fees of $7,500 in deferred loan costs in conjunction with arranging this new facility. The line is renewable annually.  The Company was required, as a first priority security interest, required to maintain a compensating balance of $3 million on account at this financial institution.  However, the loan terms include a release provision on the compensating balance, reducing it as the Company meets net operating income thresholds set forth in the loan agreement.

As discussed above, we have closed private placement financings from November 2012 through February 2013, resulting in net proceeds of $12,323,000, of which $2,000,000 was simultaneously used for the Ecological, LLC acquisition.  Our unencumbered cash position at October 18, 2013 is $5,063,041. We believe the above unencumbered cash position and funds to be generated from operations, will meet our cash needs for operations at least through mid-2014.

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

Off-Balance-Sheet Arrangements

As of June 30, 2013, and during the six months then ended, there were no other transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

Interest Rate Risks

At June 30, 2013, the Company had an outstanding balance of $1,200,000 under its revolving credit agreement. Interest on borrowings under the facilities is based on the daily LIBOR rate plus a 3.50% margin, and no less than 4%. The Company renewed this line effective January 19, 2013 for an additional six months through July 19, 2013. Daily average borrowings for the six months ended June 30, 2013 were $1,134,494.  As discussed in Note 4 –Line of Credit Modification and Note 16 – Subsequent Events, the Company has put a new asset based revolving line of credit in place effective July 5, 2013. Interest on borrowings under this new facility is based on the one month LIBOR plus 225 basis points.

Market fluctuation impact on assets

For the six months ending June 30, 2013, the valuation of the Variable Life Insurance policies had an investment gain of $16,649.

Equity Market Risks

The trading price of our common stock has been and is likely to continue to be volatile and could be subject to wide fluctuations. Such fluctuations can affect the fair value derivative calculations as well as could impact our decision or ability to utilize the equity markets as a potential source of our funding needs in the future.

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

Based on the above, our management, with the participation of the President, concluded that as of June 30, 2013, our internal control over financial reporting was not effective and did not provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2013. However, subsequently, the Company has taken immediate steps to enhance its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  These changes are outlined as follows;

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

Other than those previously reported on Form 8-K, no unregistered securities were sold or issued during the period ended June 30, 2013.

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

PREMIER ALLIANCE GROUP, INC.
(Registrant)
DATE: October 25, 2013	By:	/s/ Mark S. Elliott
Mark S. Elliott
President (Chief Executive Officer)

DATE: October 25, 2013	By:	/s/ Larry W. Brumfield
Larry W. Brumfield
Chief Financial Officer