Form 10-Q
period 2013-09-30
PREMIER ALLIANCE GROUP, INC.
filed 2013-11-15
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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
[ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 24,440,762 shares of common stock were outstanding as of November 8, 2013.

	Page
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	2

Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	2

Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2013 and September 30, 2012	4

Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2013 and September 30, 2012	5

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	40

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	43

Item 4. Mine Safety Disclosures	43

Item 5. Other Information	43

Item 6. Exhibits	43

Signatures	44
Exhibits / Certifications
Exhibit 31.1 - CEO
Exhibit 31.2 - CFO
Exhibit 32.1 - CEO
Exhibit 32.2 - CFO
101.INS * - XBRL Instance Document.		.
101.SCH * - XBRL Taxonomy Extension Schema Document.
101.CAL * - XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *- XBRL Taxonomy Extension Definition Linkbase Document.		.
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

PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	(Unaudited)
	September 30,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:

Cash	$7,886,506	$4,471,102
Accounts receivable	4,503,575	2,689,724
Marketable securities	34,809	31,107
Cost and estimated earnings in excess of billings	912,671	361,858
Prepaid expenses and other current assets	288,713	142,668

Total current assets	13,626,274	7,696,459

CONSTRUCTION IN PROGRESS – at cost	529,126	--

PROPERTY AND EQUIPMENT - at cost less
accumulated depreciation	528,112	540,570

OTHER ASSETS:

Goodwill	13,153,497	13,153,497
Intangible assets – net	933,844	1,155,949
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers’ life insurance	397,867	365,830
Deposits and other assets	84,957	62,032

Total other assets	14,670,165	14,837,308

TOTAL ASSETS	$29,353,677	$23,074,337

See Notes to Consolidated Financial Statements

	(Unaudited) September 30, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Note payable to bank	$2,056,139	$1,094,263
Current portion of long-term debt	--	175,785
Accounts payable	3,073,867	1,397,837
Billings in excess of costs and estimated earnings	763,279	165,865
Accrued expenses	1,217,525	1,235,259

Total current liabilities	7,110,810	4,069,009

NONCURRENT LIABILITIES:

Long term debt – net of current portion	11,037	--
Derivative liability	1,560,953	2,475,159
Deferred tax liability	85,000	85,000

Total noncurrent liabilities	1,656,990	2,560,159

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value, 4,985,000 shares authorized, no shares issued or outstanding	--	--
Class B convertible preferred stock, $.001 par value, 2,500,000 shares authorized, 1,160,000 shares issued and outstanding	1,160	1,160
Class C convertible preferred stock, $.001 par value, 2,500,000 shares authorized, 2,380,952 shares issued and outstanding	2,381	2,381
Class D convertible preferred stock, $.001 par value, 15,000 shares authorized, 13,476 and 7,796 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	14	8
Common stock, $.001 par value, 90,000,000 shares authorized, 24,108,146 and 22,331,687 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	24,110	22,332
Additional paid-in capital	37,208,624	30,805,827
Accumulated deficit	(16,650,412)	(14,386,539)

Total stockholders’ equity	20,585,877	16,445,169

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,353,677	$23,074,337

See Notes to Consolidated Financial Statements

PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

NET REVENUE	$10,011,894	$4,823,023	$20,635,910	$15,103,051

OPERATING EXPENSES:

Cost of revenues	8,603,048	3,523,204	16,482,637	11,331,354
Selling, general and administrative	2,426,668	1,762,622	6,642,299	5,681,730
Depreciation and amortization	93,855	65,447	287,040	178,233

Total operating expenses	11,123,571	5,351,273	23,411,976	17,191,317

LOSS FROM OPERATIONS	(1,111,677)	(528,250)	(2,776,066)	(2,088,266)

OTHER INCOME (EXPENSE):
Derivative (expense) income	(466,117)	(155,462)	1,315,991	(91,228)
Adjustment to estimates recorded at acquisition	--	--	431,919	--
Interest expense, net	(9,194)	(37,740)	(29,592)	(65,175)
Officers’ life insurance	15,388	10,380	32,037	17,529
Gain (loss) on marketable securities	(5,050)	--	3,700	--
Other income (expense)	(3,371)	(2,095)	4,002	31,677

Total other (expense) income	(468,344)	(184,917)	1,758,057	(107,197)

LOSS BEFORE INCOME TAXES	(1,580,021)	(713,167)	(1,018,009)	(2,195,463)

INCOME TAX BENEFIT	--	252,000	--	517,960

NET LOSS	(1,580,021)	(461,167)	(1,018,009)	(1,677,503)

PREFERRED STOCK DIVIDENDS	--	--	(736,640)	(321,218)
DEEMED DIVIDEND ON PREFERRED STOCK	--	--	(509,184)	--

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,580,021)	$(461,167)	$(2,263,833)	$(1,998,721)

Net loss income per share:
Basic	$(0.07)	$(0.03)	$(0.10)	$(0.14)
Diluted	$(0.07)	$(0.03)	$(0.10)	$(0.14)

Weighted average number of shares:
Basic	24,072,662	15,782,071	23,472,948	14,027,789
Diluted	24,072,662	15,782,071	23,472,948	14,027,789

See Notes to Consolidated Financial Statements

PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	2013	2012
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,018,009)	$(1,677,503)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	287,040	178,233
Increase in cash surrender value of officers’ life insurance	(32,037)	(17,529)
(Income) loss from change in value of derivatives	(1,315,991)	91,228
Adjustment to estimates recorded at acquisition	(431,919)	--
Deferred income taxes	--	(517,960)
Stock option / warrant compensation expense	178,605	375,608
Equity in gain of equity-method investee	--	58,842
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,813,851)	(530,052)
Increase in marketable securities	(3,702)	(1,953)
Increase in costs and estimated earnings in excess of billings	(550,813)	(491,733)
Increase in prepaid expenses and other assets	(117,125)	(46,100)
Increase in deposits and other assets	(51,845)	(23,432)
Increase (decrease) in accounts payable and accrued expenses	2,020,001	(44,515)
Increase (decrease) in billings in excess of costs and estimated earnings	597,414	(195,500)
Net used in operating activities	(2,252,232)	(2,842,366)

Cash flows from investing activities:
Construction in progress	(529,126)	--
Issuance of notes receivable	--	(195,229)
Deferred stock issuance costs	--	(192,890)
Cash acquired in GHH acquisition	--	106,641
Purchases of property and equipment, net	(52,516)	(6,994)
Net cash used in investing activities	(581,642)	(288,472)

Cash flows from financing activities:
Issuance of Class D Preferred stock	5,452,150	--
Net payments on long-term debt	(164,748)	(102,953)
Net proceeds from line of credit	961,876	522,782
Net cash provided by financing activities	6,249,278	419,829

Net (decrease) increase in cash	3,415,404	(2,711,009)

Cash - beginning of period	4,471,102	3,051,407

Cash - end of period	$7,886,506	$340,398

See Notes to Consolidated Financial Statements

PREMIER ALLIANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER, 2013 AND 2012
(Unaudited)

Note 1 – Basis of Presentation:

The accompanying unaudited interim consolidated financial statements of Premier Alliance Group, Inc. (“Premier” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2013 and as amended by the Company’s Annual Report on Form 10-K/A filed with the SEC on October 18, 2013 (the “10-K”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2012 as reported in the 10-K have been omitted. However, Notes which management believes are of particular significance to the Company’s financial statements and to the reader, have been included in Note 2 below.

The consolidated financial statements include historical Premier Alliance Group, Inc. and its acquisition of GreenHouse Holdings, Inc. (hereinafter “GHH”) effective March 5, 2012 – see Note 3 below.  GHH has four wholly owned subsidiaries as follows: (i) Green House Holdings, Inc., a Nevada corporation, (ii) Control Engineering, Inc., a Delaware corporation, (iii) Green House Soluciones, S. A., incorporated under the laws of Mexico, and, (iv) R Squared Contracting, Inc., a California corporation.  R Squared Contracting, involved in residential energy, ceased doing business in May 2011 and is a dormant corporation.   See Note 3 below for further discussion of this business acquisition.  On December 31, 2012, we acquired Ecological, LLC – see Note 3 below; hence, the balance sheet at December 31, 2012 includes the balance sheet of Ecological and the period from January through September 2013 includes their operating results.

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

We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain financial instruments and contracts, such as debt financing arrangements preferred stock and detachable common stock warrants, which include features that are either:  i) not afforded equity classification, ii) embody risks not clearly and closely related to host contracts, or iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

Our only derivative instruments are detachable (or “free-standing”) common stock purchase warrants issued in conjunction with debt or preferred stock. We estimate fair values of these derivatives (and the related embedded beneficial conversion feature calculated only at issuance) utilizing Level 2 inputs for all classes of warrants issued, other than one class, the Series C Preferred Stock. Other than the Series C Preferred Stock common stock purchase warrants issued, we use the well accepted Black-Scholes option valuation technique as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, and risk free rates) necessary to fair value these instruments, for they do not contain material “down round protection” (otherwise referred to as “anti-dilution” and full ratchet provisions). For the warrants directly related to the Series C Preferred Stock, the warrant contracts do contain “Down Round Protections” and the “Black-Scholes” option valuation technique does not, in its valuation calculation, give effect for the additional value inherently attributable to the warrant having the “Down Round Protection” mechanisms in the contractual arrangement.

However, additional valuation models and techniques have been developed and are widely accepted that take into account the additional value inherent in “Down Round Protection.” These widely accepted techniques include “Modified Binomial”, “Monte Carlo Simulation” and the “Lattice Model.” The “core” assumptions and inputs to the “Binomial” model are identical for “Black-Scholes” model, such as trading volatility, remaining term to maturity, market price, strike price, and risk free rates; all Level 2 inputs.  Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3, even though there may be significant inputs that are readily observable. However, a key input to a “Binomial” model (in our case, the “Monte Carlo Simulation”, for which we engage an independent valuation firm to perform) is the probability of a future capital raise.  By definition, this input assumption does not meet the requirements for Level 1 or Level 2 outlined above; therefore, the entire fair valuation calculation is deemed to be Level 3 under accounting requirements, due to this single Level 3 assumption. This input to the Monte Carlo Simulation model, was developed with significant input from management, and is based on its knowledge of the business, current financial position and the strategic business plan, with its best efforts.

However, estimating fair values of derivative financial instruments, including Level 2 instruments and those limited only to common stock purchase warrants, as that is the only derivative instruments the Company has, require the use of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are volatile and sensitive to changes in our trading market price, the trading market price of various peer companies and other key assumptions such as the probability of a capital raise for the Monte Carlo Simulation described above. Since derivative financial instruments are initially and subsequently carried at fair value (based on “models”), our income will reflect this sensitivity of internal and external factors.

Revenue Recognition:

We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  In general, we record revenue when persuasive evidence of any agreement exists, services have been rendered, and collectability is reasonably assured, therefore, revenue is recognized when we invoice customers for completed services at contracted rates and terms.  Therefore, revenue recognition may differ from the timing of cash receipts. In our Energy and Sustainability Segment, we often enter into contracts which require percentage of completion accounting in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) 604-45.

Goodwill and Intangible Assets:

Our intangible assets include goodwill, trademarks, non-compete agreements, patents and purchased customer relationships, all of which are accounted for based on ASC Topic 350 Intangibles-Goodwill and Other. As described below, goodwill is not amortized but is tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated period of benefit, ranging from two to eight years.

Derivative Warrant Liability:

The Company evaluates it warrants issued in connection with debt and preferred stock issuances to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with in accordance with FASB ASC 810-10-05-4 and 815-40.  This accounting treatment requires that the carrying amount of any common stock purchase warrants issued must be considered a derivative liability, “marked-to-market” at each balance sheet date and carried at fair value based on the models described above.  In the event that the fair value is recorded as a liability, as is the case with the Company, as our only derivatives are related to common stock warrants issued in direct connection with debt and preferred stock issuances, the change in the fair value during the period is recorded in the Statement of Operations as either income or expense. However, upon conversion, expiration, or exercise of the warrants, the derivative liability is marked to fair value at the conversion date and then the related fair value is reclassified to equity.  The fair value at each balance sheet date and the change in value for each class of warrant derivative is disclosed in detail in Notes 6-10 to the Financial Statements herein.

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

FASB ASC Topic 740-10 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the balance sheet. It also provides guidance on de-recognition, measurement and classification of amounts related to uncertain tax positions, accounting for and disclosure of interest and penalties and accounting in interim period disclosures. Under FASB ASC Topic 740-10, the recognition for uncertain tax positions should be based on a more-likely-than-not threshold that the tax position will be sustained upon audit. The tax position is measured as the largest amount of benefit that has a greater than fifty percent probability of being realized upon settlement. Currently, the Company has taken the position that it is not, more likely than not, in accordance with the standards outlined in ASC 740, that its deferred tax assets will be realized under the thresholds set; therefore, other than offsetting deferred tax liabilities, the Company is not recognizing any tax benefits associated with its deferred tax assets.

Construction in Progress:

The Company has entered in a formal Purchase Power Agreement with the YMCA’s of San Diego County (hereinafter, “YMCA’s”). The YMCA’s have formalized a plan to convert up to 20 of their operating centers to full solar generated power.  The Company has obtained the initial operating center and received full indication that upon successful completion, the Company will receive the staggered release of the remaining centers.  Construction in progress represents the direct hard and soft costs specifically attributable to this initial project which have been capitalized to date.

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

 Pursuant to the terms of the Merger Agreement, the Company agreed to issue a certain amount of common stock, on a fully diluted basis, subject to adjustments provided in the Merger Agreement. As part of the stock consideration paid to GHH, 1,331,188 shares of common stock were placed in an escrow account.  Such escrowed shares were to be released at a later date upon the achievement of certain revenue goals and the satisfaction of certain indemnification obligations. If the escrowed shares were released, GHH stockholders would own, in the aggregate, 17.1% of the combined company. The escrowed shares accrued quarterly, on a pro-rata basis, to the extent that GHH revenues, over a four calendar quarter measurement period exceeded $12 million. If these conditions were not met, the escrowed shares would be returned to the Company. Effective March 31, 2013, the four calendar quarter measurement period pursuant to the GHH aggregate revenue required in order to release the escrowed shares expired, and the minimum revenues were not attained. However, in spite of a number of non-controllable external factors arising, GHH made measurable progress on many fronts.  The Board of Directors took all factors under immediate advisement to determine if an extension was warranted for the measurement period and the ultimate course of action for the Company.

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

Accordingly, pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) “purchase accounting rules”, this transaction occurred outside of the twelve (12) month “window” immediately subsequent to the initial acquisition, and is not to be treated as an adjustment to the initial purchase price allocation.  Therefore, the permanent retirement of common shares were recorded at the same value at which they were issued, common stock at par and additional paid in capital were removed from the balance sheet at $266 and $239,348, respectively, and the total of $239,614 was recorded in other income during the six months ended June 30, 2013 on the Statement of Operations, as an “adjustment to estimates recorded at acquisition”.

In addition, at the original acquisition, we assumed accounts payable of GHH and its subsidiaries, many of which were very dated. As discussed in our SEC Form 10-K for the year ended December 31, 2012, a good deal of time was spent in calendar 2012, post March 5, 2012 acquisition in dealing with claims from GHH creditors, some of which were specifically recorded and or estimated liabilities provided for. During the quarter ended June 30, 2013, management had determined that excess liabilities assumed, above and beyond those utilized to provide for the cases and claims settled, exist. Inasmuch as this determination could not made within the twelve (12) month “window” immediately subsequent to the initial acquisition (as one such matter, settled for approximately $100,000, was dismissed by the courts in 2012, but was raised again in 2013 and not settled until June 2013), this adjustment to assumed liabilities is not to be treated as an adjustment to the initial purchase price allocation, but rather was recorded in other income during the six months ended June 30, 2013 on the Statement of Operations, as an “adjustment to estimates recorded at acquisition” in the amount of $192,305.

Ecological, LLC

On December 31, 2012, through our wholly owned subsidiary, Ecological Partners, LLC, a New York limited liability company (“EPLLC”), created for the sole purpose of effectuating the acquisition, we purchased substantially all of the assets of Ecological LLC, (“Ecological”) a Delaware limited liability company, pursuant to an Asset Purchase Agreement dated November 15, 2012 (the “Agreement”).  This acquisition has been described in detail in the Company’s SEC Form 10-K for the year ended December 31, 2012 and SEC Form 10-Q’s for the three months ended March 31, 2013 and the three and six months ended June 30, 2013, and reference is made to those filed documents for additional information.

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

Note 4 – Line of Credit Modification

On July 5, 2013, the Company entered into a new asset based revolving line of credit arrangement with a different financial institution. The new line of credit is limited to a borrowing base of 80% of eligible receivables or $3,000,000 and interest is at the one month LIBOR rate plus 225 basis points.  The Company incurred total fees of $7,500 in deferred loan costs in conjunction with arranging this new facility. The line is renewable annually.  The Company was required, as a first priority security interest, required to maintain a compensating balance of $3 million on account at this financial institution.  However, the loan terms include a release provision on the compensating balance, reducing it as the Company meets net operating income thresholds set forth in the loan agreement.  Outstanding borrowing under this agreement were $2,056,139 at September 30, 2013.

Note 5 – Pro-Forma Financial Information (unaudited):

The following unaudited pro-forma data summarizes the results of operations for the three and nine months ended September 30, 2013, as if the purchase of Greenhouse Holdings, Inc. and Ecological, LLC had been completed January 1, 2012. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2012.

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012
Revenues	N/A	*	$5,120,335
Operating loss	N/A	*	(597,049)
Pro forma operating loss per share – basic and fully diluted	N/A	*	$(0.04)

	Nine Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2012
Revenues	N/A	*	$16,051,277
Operating loss	N/A	*	(3,399,164)
Pro forma operating loss per share – basic and fully diluted	N/A	*	$(0.18)

*    All entities were consolidated effective January 1, 2013; therefore; the results of operations are included in their totality in these financial statements.

Note 6 – Series B Convertible Preferred Stock:

During 2010, we effectively issued three tranches of 7% Series B Convertible Preferred Stock (“Series B Preferred Stock”) in private placements, all tranches with identical terms for both the preferred stock and related common stock purchase warrants. The first tranche, which occurred on May 7, 2010, resulted in the issuance of 960,000 shares, along with 720,000 detachable warrants. An additional 139,740 warrants were also issued to the placement agent with this issuance. The second, which occurred on September 30, 2010, we issued 80,000 shares, along with 60,000 detachable warrants. Finally, on December 6, 2010, we issued 160,000 shares, along with 120,000 detachable warrants. An additional 19,200 warrants were also issued to the placement agent. The Company received net proceeds of $763,069, net of issuance costs of $76,931.  The holders of shares of Series B Convertible Preferred Stock are entitled to receive a 7 percent annual dividend until the shares are converted to common stock. The warrants, immediately exercisable, are for a term of five years, and entitle the holder to purchase shares of common stock at an exercise price of $ 0.77 per share.

The total warrants issued, associated with the Series B Preferred Stock, are 1,058,940; the Series B Preferred Stockholders received 900,000 and the placement agent received 158,940. The total fair market value of the warrants at issue, totaling $332,431 was recorded as a derivative liability. The derivative liability is adjusted to fair market value through income on the statement of operations. At December 31, 2012, the fair market value of the warrants was $170,383 and the Company recognized $102,717 as derivative expense for the year ended December 31, 2012.  At March 31, 2013, the fair value of the warrants was $106,000 and the Company recognized $64,383 in derivative income for the three months ended March 31, 2013. At June 30, 2013, the fair value of the warrants was $58,777 and the Company recognized an additional $47,123 in derivative income for the three months ended June 30, 2013.  At September 30, 2013, the fair value of the warrants was $74,443 and the Company recognized $15,566 in derivative expense for the three months ended September 30, 2013; therefore, for the nine months ended September 30, 2013, net derivative income totaled $95,940. The Series Preferred B Stock, upon issuance in 2010, contained an embedded beneficial conversion feature totaling $360,048, which was recorded as a deemed dividend to preferred shareholders during the year ended December 31, 2010. This beneficial conversion feature was recorded as a reduction to retained earnings/accumulated deficit and as an addition to Additional Paid in Capital, all entries within the Stockholders Equity section of the Balance Sheet.

As of September 30, 2013, 1,200,000 shares of the Series B Preferred Stock have been issued, 40,000 shares have been converted into common stock, leaving 1,160,000 shares outstanding.  Dividends paid in the first quarter of 2012 on these preferred shares totaled $58,718 and were paid by issuing 61,340 shares of the Company’s common stock.  Dividends paid in the first quarter of 2013 on these preferred shares totaled $56,840 and were paid by issuing 71,050 shares (based on the market price of the Company’s stock at the date of issuance) of the Company’s common stock.

Note 7 – Series C Convertible Preferred Stock:

On March 1, 2011, and as amended on March 3, 2011, the Company designated 2,500,000 shares of its preferred stock as Series C Convertible Preferred Stock, $.001 par value per share (“Series C Preferred Stock”), each share is priced at $2.10 and includes a five year warrant to purchase 3 shares of common stock at an exercise price of $0.77. The Series C Preferred Stock (a) is convertible into three shares of  common stock, subject to certain adjustments, (b) pays 7% dividends per annum, payable annually in cash or shares of common stock, at the Company’s election and (c) is automatically converted into common stock if the price of the Company’s common stock exceed $2.50 for 30 consecutive trading days.

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

The aggregate number of warrants to purchase 8,217,141 shares of common stock, issued in connection with the Series C Preferred Stock, contains full-ratchet anti-dilution provisions (i.e., “down round protection”), requiring that they be recorded as a derivative instrument and that they be valued using a “Modified Binomial” methodology, which gives effect to the additional inherent value provided by the down round protection. Because one significant input to the “Modified Binomial” methodology (in our case, the “Monte Carlo Simulation” technique, for which we engage a 3rd party valuation specialist to perform), the capital raise input assumption, is not “observable” (as defined in the “Fair Value Hierarchy”), this defaults the entire valuation of this derivative to a “Level 3” classification - See Note 2 - Fair Value of Financial Assets and Liabilities – Derivative Instruments. At December 31, 2012, the fair market value of the warrants was $1,491,601 and the Company recognized $622,340 as derivative expense for the year ended December 31, 2012.  At March 31, 2013, the fair value of the warrants was $941,929 and the Company recognized $549,672 in derivative income for the three months ended March 31, 2013. At June 30, 2013, the fair value of the warrants was $565,569 and the Company recognized an additional $376,360 in derivative income for the three months ended June 30, 2013.  At September 30, 2013, the fair value of the warrants was $872,841 and the Company recognized $307,272 in derivative expense for the three months ended September 30, 2013; therefore, for the nine months ended September 30, 2013, net derivative income totaled $618,760, and in all cases, the valuation changes were recorded on the Statement of Operations.

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

Note 8 – Series D Convertible Preferred Stock:

In October 2012, the Company designated up to 15,000 shares of Series D 8% Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) and a warrant to purchase ¼ of the number of shares of the Company’s common stock issuable upon conversion of one share of the Preferred Stock.  The purchase price of one share of Series D Preferred stock is $1,000.  Dividends are 8% per annum, payable semi-annually in cash or shares of common stock at the Company’s option.  The Series D Preferred Stock is convertible into common stock at the total purchase price divided by $0.75 (the “conversion rate”), and collectively, the “conversion price”.  The warrants are for a term of five years and have a strike price of $1.125 per share. The Series D Preferred Stock shall automatically convert into common stock, at the conversion rate, upon (i) the completion of a firm commitment underwritten public offering of the Company’s shares of common stock resulting in net proceeds to the Company of at least $10,000,000 and is offered at a price per share equal to at least 200% of the conversion price (subject to adjustment for any stock splits, stock dividends, etc.), (ii) upon the affirmative vote of the holders of a majority of the outstanding shares of Preferred Stock, or (iii) on the second anniversary of the issue date of the Preferred Stock.  The Preferred Stock contains anti-dilution protection.  Holders of the Preferred Stock shall vote together with the holders of common stock on an as-converted basis.

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

The combined 3,288,152 warrants issued in connection with the Series D Preferred Stock are required to be recorded as a derivative instrument. The fair value of these derivatives were valued at $496,840 and recorded as a derivative liability with a like adjustment to Additional Paid in Capital at December 31, 2012.  See below for total fair value of all derivatives related to all Series D Preferred Stock issuances as of September 30, 2013, inclusive of the original Series D Preferred Stock issuance in December 2012, the additional Series D Preferred Stock issued in January and February 2013 and the mandatory conversion of the 7% Redeemable Convertible Promissory Notes into Series D Preferred Stock (described immediately below).

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

On February 26, 2013, the Company closed the final private placement financing from the sale of the Series D Preferred Stock under identical terms as described above to accredited investors. The Company sold 1,125 shares and issued 708,344 warrants, with an exercise price of $1.125, for gross proceeds of $2,125,000. In connection with the sale of this issuance of securities, $212,500 was paid in cash and 283,334 warrants were issued, with an exercise price of $1.125, to a registered broker. In addition, legal fees of $18,300 were incurred.  The Company received net proceeds of $1,894,200. This issuance of this final round of Series D Preferred Stock did not contain an embedded beneficial conversion feature.  The combined 991,678 warrants issued directly associated with this February 26, 2013 additional private placement contain full-ratchet anti-dilution provisions that require them to be recorded as a derivative instrument. The fair value of these derivatives were valued at the February 26, 2013 date of issuance at $96,788 and were recorded as a derivative liability. The fair value of these derivatives at September 30, 2013 and the change in value since their February 26, 2013 issuance are addressed below in conjunction with the total fair value of all derivatives associated with the Series D Preferred Stock, and the valuation of the derivatives associated with the 7% Redeemable Convertible Promissory Notes and Warrants (“Promissory Notes”) on November 16, 2012.

For all warrants directly associated with the three issuances of Series D Preferred Stock, the derivative liability for each of the December 26, 2012, January 25, 2013 and February 26, 2013 warrants was adjusted to the collective fair market value of all the warrants at March 31, 2013 of $605,202, with the collective change in value from either December 31, 2012, or their respective recording at issuance on January 25, 2013 or February 26, 2013, of $293,423 recorded as derivative income on the statement of operations for the three months ended March 31, 2013.  At June 30, 2013 the valuation was $335,066, with the valuation change of $270,136 recorded as derivative income on the statement of operations for the three months ended June 30, 2013. At September 30, 2013 the valuation was $436,138, with the valuation change of $101,072 being recorded as derivative expense on the statement of operations for the three months ended September 30, 2013. The cumulative impact for the nine months ended September 30, 2013 resulted in net derivative income of $462,487 recorded on the Statement of Operations.

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

In accordance with the securities purchase agreement and the terms of the Promissory Notes, the Promissory Notes were mandatorily convertible into the next round of financing by the Company, the Series D Preferred Stock.  As a result, in the fourth quarter of December 2012, the Company had to (i) write-off the unamortized portion of the debt discount and charge the statement of operations with $339,092 in interest expense-debt discount, (ii) write-off the face value of the $750,000 Notes and all of the deferred financing costs associated with the Notes of $132,966, (iii) record the intrinsic value of the embedded beneficial conversion feature associated with the issuance of the Series D Preferred Stock in this conversion of $552,966 by charging deemed dividend to preferred shareholders with an offset to additional paid in capital, and (iv) record the issuance of the Series D Preferred Stock for the par value of the 750 shares into which the Notes converted and record the additional paid in capital of $617,035.

Finally, as described above, all the warrants affiliated with the Notes are considered derivative instruments and were revalued at December 26, 2012. The increase in total derivative valuation from $136,677 at November 16, 2012 to $230,985 at December 26, 2012 of $94,308 was recorded as an increase in the derivative liability and as derivative expense in the statement of operations for the fourth quarter of 2012. There was no change in the liability amount from December 26, 2012 to year end. At March 31, 2013, the fair value of the warrants was $159,699 and the Company recognized $71,286 as derivative income for the three months ended March 31, 2013. At June 30, 2013, the fair value of the warrants was $108,924, and the Company recognized  $50,775 of derivative income for the three months ended June 30, 2013. At September 30, 2013, the fair value of the warrants was $144,681, and the Company recognized $35,757 in derivative expense for the three months ended September 30, 2013; therefore, for the nine months ended September 30, 2013, net derivative income totaled $86,304, and in all cases, the valuation changes were recorded on the Statement of Operations.

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

The derivative liability was adjusted to the fair market value of the warrants at both March 31, June 30 and September 2013 of $51,377, $26,400 and $32,850, respectively, with the changes in value of $33,973 and $24,977, respectively, at March and June being recorded as derivative income on the statement of operations for the three months ended March 31 and June 30, 2013. However, the valuation change at September 30, 2013 resulted in the Company recording $6,450 in derivative expense for the three months ended September 30, 2013; therefore, for the nine months ended September 30, 2013, net derivative income totaled $52,500 and in all cases, the valuation changes were recorded on the Statement of Operations.

Note 11 – Stock Options and Warrants:

There was only one issuance of options in the nine months ended September 30, 2013 under the 2008 Stock Incentive Plan.

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

The following table represents the activity under the stock incentive plan as of September 30, 2013 and changes during each period:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,525,000	$0.90
Issued	532,192	1.03
Outstanding at December 31, 2011	2,057,192	0.93
Issued	3,307,192	0.79
Forfeitures	(249,520)	(1.00)
Outstanding at December 31, 2012	5,114,864	0.84
Activity – January – September 2013	525,000	0.59
Outstanding at September 30, 2013	5,639,864	$0.82

The warrants issued in 2013 were valued using the Black-Scholes valuation method with the key inputs as follows:

Exercise price	$0.80
Risk free interest rate	1.39%
Volatility	33.13%
Expected term	5 Years
Dividend yield	None

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

The following table represents the activity of warrants as of September 30, 2013 (there were no exercises, forfeitures, or terminations):

Warrants	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,778,940	$0.78
Issued	8,890,141	0.78
Outstanding at December 31, 2011	10,669,081	0.78
Issued	5,325,152	1.00
Issued pursuant to GHH acquisition	300,663	14.65
Cancelled	(44,911)	2.87
Outstanding at December 31, 2012	16,249,985	1.10
Activity – January – September 2013	2,862,375	1.12
Outstanding at September 30, 2013	19,112,360	$1.11

Note 12 – Capital Stock Authorized:

In April 2012, the Company increased its authorized shares of capital stock. Total shares of preferred stock were increased from 5,000,000 to 10,000,000.  During 2012, the Board of Directors designated 15,000 shares of preferred stock as Series D Preferred Stock, and as of December 31, 2012, the Company had issued 7,796 shares of this Preferred Stock. On January 25, 2013, the Company issued an additional 3,955 shares of Series D Preferred Stock, and on February 26, 2013 the Company issued an additional 2,125 shares of Series D Preferred Stock. The remaining authorized but unissued shares totaling 4,985,000 have not been designated to a specific class. Total authorized shares of common stock were increased from 45,000,000 to 90,000,000. No shares of the additional authorized common shares have been issued.

During the nine months ended September 30, 2013, we issued or retired, the following common stock:

1)	242,000 shares of common stock valued at $0.70 per share in a settlement reached in a dispute between Greenhouse Holding, Inc. and its former financial advisor in October 2012. This settlement

2)	valued at $169,400 was accrued in other accrued expenses at December 31, 2012. The 242,000 shares of common stock were issued on January 31, 2013.

3)
On January 28, 2013 the Company declared dividends on its Series B Preferred Stock and the Company paid the dividends in Company common stock.  On February 1, 2013, the Company issued 71,050 shares of common stock to the Series B Preferred Stockholders.

4)
On January 28, 2013 the Company declared dividends on its Series C Preferred Stock and the Company paid the dividends in Company common stock.  On February 1, 2013, the Company issued 437,500 shares of common stock to the Series C Preferred Stockholders.

5)
On May 15, 2013 the Company declared dividends on its Series D 8% Redeemable Convertible Preferred Stock and the Company paid the dividends in Company common stock.  The Company issued 492,237 shares of common stock to the Series D Preferred Stockholders.

6)	Between June 4, 2013 and June 21, 2013, 325 shares of Series D Preferred Stock were converted to 650,000 shares of common stock.

7)
On June 30, 2013, pursuant to the First Amendment to Escrow Agreement between the Company and certain former shareholders of GHH, 266,238 shares previously considered issued in the GHH acquisition, and held in Escrow, were permanently retired as certain earnings targets were not met.  As a result, pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) “purchase accounting rules”, this transaction occurred outside of the twelve (12) month “window” immediately subsequent to the initial acquisition, and is not to be treated as an adjustment to the initial purchase price allocation.  Therefore, the permanent retirement of common shares were recorded at the same value at which they were issued, common stock at par and additional paid in capital were removed from the balance sheet at $266 and $239,348, respectively, and the total of $239,614 was recorded in other income on the Statement of Operations, as an “adjustment to estimates recorded at acquisition. “

7)	On July 23, 2013, 75 shares of Series D Preferred Stock were converted to 150,000 common shares of stock.

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

The performance of the business is evaluated at the segment level.  Cash, debt and financing matters are managed centrally.  These segments operate as one from an accounting and overall executive management perspective, though each segment has senior management in place; however they are differentiated from a marketing and customer presentation perspective, though cross-selling opportunities exist and continue to be pursued.  Condensed summary segment information follows for the three and nine months ended September 30, 2013:

		Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Revenue:
Risk/Compliance Solutions		$3,908,603	$10,525,797
Energy and Sustainability Solutions		6,103,291	10,110,113

Income (loss) from operations:
Risk/Compliance Solutions	(1)	557,985	1,269.485
Energy and Sustainability Solutions		(414,941)	(877,984)

Total Assets:
Risk/Compliance Solutions			13,400,964
Energy and Sustainability Solutions	(2)		15,952,713

(1)
   Note that income (loss) from operations excludes all corporate overhead costs for the enterprise. Total corporate enterprise wide overhead costs totaled approximately $1,255,000 and $3,167,000 for the three and nine months ended September 30, 2013.

(2)	Total assets for the Energy and Sustainability Solutions segment include $4,772,610 in goodwill for GHH and $6,063,119 for Ecological, respectively at September 30, 2013.

Note 14 – Significant Contracts and Agreements:

As disclosed in SEC Form 8-K, filed July 29, 2013 and in our SEC Form 10-Q for the three and six months ended June 30, 2013, on July 25, 2013 the Company entered into a Subcontract Agreement and Contract (the “Subcontract Agreement”) with Prime Solutions, Inc. (“Prime”) whereby the Company, for a negotiated price, will provide the following services: i) a Senior Project Management Consulting, Oversight and Advisory role, and ii) Materials Management, Procurement, and “Just-in-Time” delivery role (including negotiating with and managing vendors, including custom built products) for specific project key materials. The revenue from the Subcontract Agreement is estimated to be approximately $6.0 million, including the materials management, procurement, and delivery role. The Subcontract Agreement is directly in connection to the Company providing these duties and assisting Prime in their role as the EPC contractor pursuant to the”Somers Project.”   In consideration for the roles and responsibilities undertaken by the Company outlined above pursuant to the Subcontract Agreement, the Company shall receive a fee, subject to adjustment, of approximately $6.0 million. Through September 30, 2013, the Company has recognized $5,470,000. In addition, the Company agreed to sign as a Co-Indemnitor on Prime’s Performance Bond on the Somers Project. See Note 15 – Commitments and Contingencies for a discussion of this Co-Indemnitor arrangement.

Note 15 – Commitments and Contingencies:

On May 20, 2013, the Company, having completed substantial due diligence, and in negotiations to participate in a significant role in a 7.4 million Megawatt (“MW”) solar generating facility project in Somers, Connecticut (the “Somers Project”), in conjunction with Prime Solutions, Inc. (“Prime”), agreed to provide a Co-Indemnitee on Prime’s Performance Bond, relative to Prime’s position as the primary Engineering, Procurement and Construction (“EPC”) Contractor on the Somers Project.  The maximum exposure to the Company under this Performance Bond is $1 million, if Prime does not meet the terms and conditions of its contract. The Company entered into a Bond Agreement and Contract with Prime directly related to this Co-Indemnitee arrangement, dated of even date, providing, but not limited to:

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

Note 16 – Related Party Transactions:

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

Note 17 – Subsequent Events:

On November 15, 2013, the Company will pay its semi-annual dividend on the Series D Preferred Stock.  The payment of dividends is controlled by the Certificate of Designation which states: semi-annual dividends are payable in cash or Common Stock, at the Company's discretion, on the 15th day of May and the 15th day of November of each year (the "Dividend Payment Dates" and each 6-month period preceding such date and ending April 30 and October 31 respectively, being a "Dividend Period") in an amount per share determined at the rate of 8% per annum of the Original Issue Price. The Company, at its election, may pay some or all of the dividend on the Series D Preferred Stock by issuing to the holders of the Series D Preferred Stock, pari passu with the Series D Preferred Stock held by them, a number of shares of Common Stock of the Company, par value $.001 per share  computed by dividing the Common Stock Dividend Amount by the volume weighted average price of the Common Stock based on its closing price on the exchange where the same is traded, for the five (5) trading days prior to April 30 or October 31 of the year in question, as the case may be.  Based on the above requirements, the company issued 849,665 shares of common stock to the Preferred D Shareholders with a value of $543.768.

On November 13, 2013, the Registrant entered into an Agreement and Plan of Merger with Root9B LLC, (“Root9B”) a Colorado corporation.  Under the Agreement, Root9B would merge with a newly formed subsidiary of Premier Alliance and become a wholly owned subsidiary of Premier Alliance.  Pursuant to the Agreement, the Registrant shall pay to Root9B (a) the sum of $343,000 in cash, and (b) issue 2,241,935 restricted shares of Registrant’s common stock.  The Registrant will also provide additional working capital commitments of $900,000  and enter into employment agreements with Eric Hipkins and Michael Morris, principals of Root9B.   The transaction is expected to close around the middle of November 2013.

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

Accordingly, pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) “purchase accounting rules”, this transaction occurred outside of the twelve (12) month “window” immediately subsequent to the initial acquisition, and is not to be treated as an adjustment to the initial purchase price allocation.  Therefore, the permanent retirement of common shares were recorded at the same value at which they were issued, common stock at par and additional paid in capital were removed from the balance sheet at $266 and $239,348, respectively, and the total of $239,614 was recorded in other income for the six months ended June 30, 2013 on the Statement of Operations, as an “adjustment to estimates recorded at acquisition“.

In addition, at the original acquisition, we assumed accounts payable of GHH and its subsidiaries, many of which were very dated. As discussed in our SEC Form 10-K for the year ended December 31, 2012 (both in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 23 – Subsequent Events), a good deal of time was spent in calendar 2012, post March 5, 2012 acquisition in dealing with claims from GHH creditors, some of which were specifically recorded and or estimated liabilities provided for and some which were not. During the quarter ended June 30, 2013, management had determined that excess liabilities assumed, above and beyond those utilized to provide for the cases and claims settled, exist. Inasmuch as this determination could not made within the twelve (12) month “window” immediately subsequent to the initial acquisition (as one such matter, settled for approximately $100,000, was dismissed by the courts in 2012, but was raised again in 2013 and not settled until June 2013), this adjustment to assumed liabilities is not to be treated as an adjustment to the initial purchase price allocation, but rather is recorded in other income for the nine months ended September 30, 2013 on the Statement of Operations, as an “adjustment to estimates recorded at acquisition“ in the amount of $192,305.

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

Other Developments

Financings

On November 16, 2012, the Company issued $750,000 of its 7% Redeemable Convertible Promissory Notes to accredited investors. The securities consist of 7% Convertible Notes with 50% warrant coverage (the “Notes”). The Notes convert at the earlier of 15 months or automatically convert at the closing of the next round of financing into the same security as the next round of financing, at the lesser of $0.50 per share or at a 25% discount to the next round of financing. In addition, we have also agreed to issue warrants to acquire 50% of the number of shares sold at the next round of financing, with a strike price equal to the lesser of $0.65 per share or the strike price of the next warrants at such financing.  The warrants have a four year term. Weighted average anti-dilution provisions are in place for one year on the stock after conversion and for three years on the warrants. We paid $29,614 in legal fees, $9,500 in diligence fees to the placement agent and a success fee of 10% or $75,000 to the placement agent. We received net proceeds of $635,886, issued 750,000 warrants to the note holders and 120,000 warrants to the placement agent. On December 26, 2012, upon the closing of a subsequent financing in which we issued our Series D Preferred Stock, the Notes were mandatorily converted into the shares of Series D Preferred Stock. We targeted these proceeds for working capital such that we could meet all of our working capital needs prior to a significant financing event.

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

Employees

As of November 1, 2013, we employed a total of 162 persons, as follows: 5 executive employees, 128 consultants and 29 administrative and operations personnel. We believe our employee relations are good.

Results of Operations

Results of Operations for the Nine Months ended September 30, 2013 compared to the Nine Months ended September 30, 2012.

The result of operations described below includes the Risk/Compliance Solutions segment for the nine months ended September 30, 2013 and 2012. The Energy and Sustainability Solutions segment began with the acquisition of Greenhouse Holdings, Inc. (hereinafter “GHH”) on March 5, 2012; hence, operating results for this segment are only included from March 5, 2012 through September 30, 2012 and the entire nine months ended September 30, 2013.  We acquired Ecological, LLC (hereinafter “Ecological”), also part of our Energy and Sustainability Solutions segment (“ESS”), on December 31, 2012; therefore, their results of operations are only included in operating results for the nine months ended September 30, 2013.

Total revenue for the nine months ended September 30, 2013 was $20,636,000 as compared to $15,103,000 for the nine months ended September 30, 2012, a net increase of $5,533,000, or 36.6%.  This increase is the result of a number of factors.  During the nine months ended September 30, 2013, our EES segment generated revenue of $10,110,000 compared to $2,433,000 for the same period during the prior year, an increase of $7,677,000. This is only partially attributable to the fact that for the nine months ended September 30, 2012, our EES segment was then comprised only of GHH, and only for the period from the March 5, 2012 acquisition date through September 30, 2012.  Of the $10,110,000 generated by the ESS segment for the nine months ended September 30, 2013, GHH accounted for $9,333,000 and Ecological for $777,000. For the nine months ended September 30, 2013, excluding the ESS segment, total revenues for the Risk/Compliance segment were $10,526,000, compared to $12,700,000 for nine months ended September 30, 2012, a decrease of $2,174,000 or 17.2%.  An overview of each of our segments is necessary to understand the dynamic of the net increase in revenue:

I.	Risk/Compliance Solutions Segment

We experienced several unanticipated losses of revenue in the first nine months ended September 30, 2013 in this business segment. First, a significant bank client, cancelled a large Basel III project that was planned and booked as they were no longer required to be Basel compliant because of corporate changes.  This created a number of internal displacements as well as the cancelling of a substantial long-term project and revenue stream for us, which we have not yet replaced. Second, we experienced a significant retraction in a large project through our existing Statements of Work (SOW’s) at another large financial client, as a result of more stringent controls introduced by the Bank’s Global Sourcing Group to reduce overall Bank spend. Next, we experienced a number of clients deferring Sarbanes-Oxley compliance projects due to their internal scheduling and timing. Finally, anticipated revenue growth from the addition of new business development resources did not occur as anticipated. However, we have a number of active proposals in process and recently were awarded a significant $1.2 million consulting and advisory engagement with a major regional bank to provide custom Organizational Change Management services and Portfolio Management (PPM) Software.

II.	Energy and Sustainability Solutions Segment

As aforementioned, this segment is now comprised of GHH and Ecological, with GHH beginning the segment effective upon its acquisition March 5, 2012 and Ecological added upon its acquisition on December 31, 2012.

a.
GHH – As discussed in our Annual Report on Form 10-K, as amended and restated effective October 18, 2013, much of 2012 with GHH was spent integrating the company, evaluating and focusing its revenue targets, narrowing its strategic plan, evaluating operations and key personnel. Given the date of acquisition, its revenue contribution for the nine months ended September 30, 2012 was $2,433,000; as importantly, GHH’s revenue contribution for the entire year ended December 31, 2012 was only $2,947,000, as the integration and business evaluation and refinement process described above was occurring. GHH’s recognized revenue for the nine months ended September 30, 2013 was $9,333,000 or 317%  of last year’s annual total.

The significant increase in GHH revenue for the nine months ended September 30, 2013 is directly attributable to the execution and delivery related to the Subcontract Agreement and Contract (the “Subcontract Agreement”) by Prime Solutions, Inc. (“Prime”) and the Company, whereby the Company, for a negotiated price, is providing the following services: i) Senior Project Management Consulting, Oversight and Advisory services, and ii) a Materials Management, Procurement, and “Just-in-Time” delivery role (including negotiating with and managing vendors, including custom built products) for specific project key materials. The revenue from the Subcontract Agreement is estimated to be approximately $6.0 million, including the materials management, procurement, and delivery role. For the nine months ended September 30, 2013, GHH has recognized $5,470,000 in revenue related to this Project. The Subcontract Agreement is directly in connection to the Company providing these duties and assisting Prime in their role as the EPC contractor pursuant to the”Somers Project” (a 7.4 million Mega Watt Solar Installation in Somers, CT.)

Excluding this contract, estimated to be completed on or before December 31, 2013, GHH revenues would have been $3,863,000 for the nine months ended September 30, 2013 compared to the seven months of inclusion in the nine months ended September 30, 2012 (post March 5, 2012 acquisition) of $2,433,000, or an increase of $1,430,000.

The GHH business plan refinement is taking root. They have been engaged as the sole source provider for a solar solution for the YMCA’s of San Diego County potentially representing up to approximately $16.5 million in revenue in the next 18 months and are the provider of the recently executed contract on the Prime agreement described above, representing approximately $6.0 million, to be completed on or before December 31, 2013. GHH is a platform for our EES business and we are committed to this platform, as they now have projects in the alternative energy space (i.e., solar, cogeneration, etc.), which are now just beginning to reach the stage of revenue recognition.

b.
Ecological -  Ecological’s total revenue for the nine months ended September 30, 2013 was $777,000, and comprised of: i) benchmarking revenue of $315,000, ii) audit and retro-commissioning of $422,000 and LEED certification services of $40,000.  The nature of the benchmarking and audit and retro-commissioning services are such that the testing must encompass two seasons (heating and cooling); hence, the contracts are spread over a minimum of a six month period. While cash is generally received 50% upon signing of the contract and 50% upon completion, revenue is recognized on the percentage of completion basis, primarily as a percentage of total engineering labor hours incurred to the total engineering labor hours expected. Our synergistic opportunities with Ecological will be retro-fit opportunities that will naturally evolve as an outcome of the energy audits and our ability to leverage GHH’s capabilities in providing creative energy efficiency solutions to these opportunities.

Gross margin dollars (revenue less cost of revenues, defined as all costs for billable staff for the Risk/Compliance Solutions segment and cost of goods for the ESS Solutions segment) increased from $3,772,000 for the nine months ended September 30, 2012 to $4,153,000 for the nine months ended September 30, 2013, increasing $381,000, but declined on a percentage basis, from 25.0% for the nine months ended September 30, 2012 to 20.1% for the nine months ended September 30, 2013. This decrease, comparing the nine months ended September 30, 2013 to the same period in the prior year is attributable to all business segments, as follows: 1) GHH declined from 27.4% to 15.2% and is a direct result of the low margin associated with the “Prime” Subcontract Agreement and Contract described above, combined with the fact that it comprised 59% of respective revenues, and 2) Risk Compliance maintained steady gross margins in the face of declining revenue, at 25.2% in 2013 compared to 24.5% in 2012.  Ecological’s gross margin, with no prior year comparison, declined to 10.5% for nine months ended September 30, 2013 compared with 29.8% for the six months ended June 30, 2013.

Selling, general and administrative (“SG&A”) expenses increased $960,000, from $5,682,000  and 37.6% of revenue for the nine months ended September 30, 2012 to $6,642,000 and 32.2% of revenue for the nine months ended September 30, 2013. To evaluate SG&A expenses, an analysis of i) Risk/Compliance Solutions segment SG&A expenses, ii) ESS segment SG&A expenses, and iii) “corporate” level SG&A expenses, must be separately examined:
.
a.
Risk/Compliance SG&A - On a combined basis, the Risk/Compliance regions reduced SG&A expenses from $1,547,000 for the nine months ended September 30, 2012 to $1,309,000, a reduction of $148,000. The Risk/Compliance regions managed to maintain control year over year over costs - by keeping the percentage of SG&A as a percentage of revenue at a consistent 12%, of declining revenues.

      b.    Energy & Sustainability SG&A

GHH – GHH’s SG&A expenses were $1,478,000 or 15.8% of its consolidated revenue for the nine  months ended September 30, 2013 as compared to $1,299,000 or 53.4% of its consolidated revenue for the nine months ended September 30, 2012. While the SG&A increased in real dollars only $179,000 (SG&A in 2012 was only included in results of operations after acquisition from March 5, 2012 to September 30, 2012), the significant reduction in percentage of revenue is directly attributable to the $5,470,000 in top line revenue associated with the “Prime” Subcontract Agreement and Contract described above, combined with the fact that it comprised 59% of respective revenues. Management believes the fixed and semi-fixed cost base is now in place allowing for GHH to realize substantial revenue growth without substantial increases in these SG&A costs, as evidenced by the above.

Ecological SG&A – Ecological’s SG&A was $705,000 for the nine months ended September 30, 2013, representing 90.7% of revenues.

b.
Corporate SG&A - Corporate SG&A expenses for the nine months ended September 30, 2013 were $3,151,000 or 15.3% of revenue compared to $2,836,000 or 18.8% of revenue for the nine months ended September 30, 2012.  This net increase of $315,000 is primarily comprised of: i) an increase in directors fees and expenses of $210,000, ii) $86,000 in personnel costs, iii) $81,000 in bad debt expense due to several very unusual situations (client bankruptcies, etc.), iv) Professional services – legal of $61,000 as the Company had several large contracts for review and was required to file a Registration Statement on Form S-1 due to a condition of a certain private placement financing, v) Professional Fees – Other $57,000, related to the comprehensive re-statement of financial statements also described in detail elsewhere herein, primarily related to the engagement of independent valuation specialists surrounding the revaluation of certain common stock purchase warrants under the “Modified Binomial” method as opposed to the “Black-Scholes” method, due to “down round protection” provisions, vi) increase in rent due to renewal of $27,000, and, vii) increase in franchise taxes due to the increase in authorized shares of $18,000.  These increases were offset by decreases in: i) staff stock option expense of $137,000, ii) marketing expenses of $49,000, iii) public relations expenses of $24,000, and iv) stock option expense – professional services of $17,000.

Loss from operations is $2,776,000 or 13.5% of total revenue for the nine months ended September 30, 2013 compared to $2,088,000 or 13.8% of total revenue for the nine months ended September 30, 2012.  This increase in the loss of $688,000 is primarily attributable to the unanticipated decline in business in the Risk/Compliance segment in the nine months ended September 30, 2013. These losses include corporate SG&A of $3,151,000 and $2,836,000, for the respective periods above.  Excluding “Corporate” SG&A, “loss from operations” would actually have been income from operations of $375,000 for the nine months ended September 30, 2013 and $748,000 for the nine months ended September 30, 2012. For approximately 18 months we have consciously invested in building an infrastructure and management platform to support continued growth and believe that substantially all fixed and semi-fixed corporate overhead costs (with the exception of non-cash grants of stock options and warrants) are in place to support that growth and we will be able to achieve the desired scale as revenues continue to grow.

Other income (expense) for the nine months ended September 30, 2013 resulted in income of $1,758,000 compared to a loss of $107,000 for the nine months ended September 30, 2012, and is comprised of the following items:

a.
From May 2010 through the 1st quarter of 2013, the Company issued Series B Preferred Stock, Debentures, Series C Preferred Stock, 7% Convertible Redeemable Promissory Notes, and Series D Preferred Stock, all with detachable common stock purchase warrants deemed to be derivative instruments. Accounting requirements mandate that these warrants be recorded as a derivative liability and “marked-to-market” based on fair value estimates at each reporting date.  Collectively, these derivatives were valued at an estimated fair value of $1,561,000 at September 30, 2013, with the change (decline) in value since December 31, 2012 of $1,316,000, being recognized as derivative (non-cash) income on the statement of operations, comprising the majority of other income for the nine months ended September 30, 2013.  For the nine months ended September 30, 2012, the change in derivative valuation for the like period was an expense of $91,000.

b.
We recorded an “adjustment to estimates recorded at acquisition” of $432,000 (a non-cash income item) related to the GHH acquisition (described in detail in Note 3 to the Financial Statements) and not present in the same period in the prior year, to record the retirement of certain escrow shares, recorded as part of the consideration given, in the initial purchase price allocation and removed liabilities assumed which management determined no longer met the required test for recording an obligation on the books and records of the Company.

As a cumulative result of the above, loss before income taxes for the nine months ended September 30, 2013 was $1,018,000, compared to a loss before income taxes of $2,195,000 for the nine months ended September 30,  2012.

There was no income tax expense for the nine months ended September 30, 2013, versus a tax benefit of $518,000 the nine months ended September 30, 2012.  We account for income taxes under FASB ASC Topic 740 “Income Taxes”. Under FASB ASC Topic 740-10-30, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income.  To the extent that we believe any amounts are not more likely than not to be realized through the reversal of the deferred tax liabilities and future income, we record a valuation allowance to reduce the deferred tax assets.  We made the assessment in the fourth quarter of 2012, and again as of March 31, 2013, June 30, 2013 and September 30, 2013, that a full valuation allowance for the deferred tax assets (other than those deferred tax assets that could definitively offset reversing deferred tax liabilities) should be provided based on consideration of the net operating losses for the past two years and nine months, and the uncertainty still surrounding the integration of expenses associated with the acquisition of Ecological, LLC, that it was no longer, at this time, more likely than not that the deferred tax assets would be recoverable.  In accordance with FASB ASC 740, management will continue to monitor the status of the recoverability of deferred tax assets.

There was no effective income tax rate for the nine months ended September 30, 2013, for there is no income tax expense. The deferred tax benefit of $518,000 for the nine months ended September 30, 2012 yielded an effective tax rate of 23.6%. The effective tax rate is impacted by “permanent” differences between “book” taxable income and “tax” taxable income, and for the nine months ended September 30, 2012, is primarily due to: i) the book recording of the noncash derivative income, ii) the book recording of noncash income from the increase in cash surrender value of life insurance policies, and iii) state taxes, net of federal benefit.

As a result of the above, we recorded a net loss of $1,018,000 for the nine months ended September 30, 2013, compared to a net loss of $1,678,000 for the nine months ended September 30, 2012.

Net loss available for common stockholders’ for the nine months ended September 30, 2013 was $2,264,000, or $(0.10) per share, as compared to $1,999,000, or $(0.14) per share for the nine months ended September 30, 2012.  Net income (loss) available for common stockholders’ is a function of net income (loss), less actual dividends paid on preferred stock, less “deemed dividends to preferred stockholders” (or the “embedded beneficial conversion feature”).  Deemed dividend to preferred stockholders’ is the result of the FASB ASC 470-20-25, whereby the proceeds from the issuance of convertible preferred stock, issued with detachable warrants, must be allocated between the convertible preferred stock and the value assigned to the warrants (either the “Black –Scholes” or the “Binomial” value, as appropriate).  Then, the residual amount allocated to the convertible preferred stock is divided by the number of common shares into which the preferred stock is convertible, developing an “effective conversion price”.  This “effective conversion price” is then compared to the market price of the Company’s stock on the date of the transaction, and the “differential”, multiplied by the number of shares into which the preferred stock is convertible, yielding the theoretical “deemed dividend”, a non-cash event/charge.  This calculated amount is recorded on the books and records as an “intra-equity” entry only, by reducing/charging retained earnings/accumulated deficit and simultaneously increasing additional paid in capital.  Again, it is a non-cash accounting entry only and has no effect on the Statement of Operations.  However, FASB ASC Accounting Standards (ASC 470-20-25) require that this amount be shown on the Statement of Operations below Net Income (Loss) as though it were a cash charge, as a deduction from Net Income (Loss), just as if it were dividends actually paid, thereby, reducing Net Income (Loss) Available for Common Stockholders’; hence, also reducing reported Net Income (Loss) per Common Share.

This “deemed dividend” only occurs at one time, on the date of issuance of preferred stock with detachable warrants (and certain debt issuances –see immediately below). This is the case with the issuance of the Series B Preferred Stock in 2010, Series C Preferred Stock in 2011, the Promissory Notes issued with detachable warrants in November 2012 (mandatorily converted to Series D Preferred December 26, 2012), and the issuances of Series D Preferred Stock. The identical calculation is made for convertible debt issuances; however, the difference being that the non-cash accounting entry is to charge “debt discount” (as opposed to retained earnings/accumulated deficit), yet “Additional Paid in Capital” is still the credit entry; and, since the issuance is of debt, not equity, there is clearly no “deemed dividend to preferred shareholders’” to be recorded.

As a result of the above accounting requirements, a “deemed dividend” was calculated and recorded in the nine months ended September 30, 2013 in the amount of $509,000, as a direct result of the issuance of the second and third round of our Series D Preferred Stock with detachable warrants. Therefore, taking into consideration the respective net loss for the nine months ended September 30, 2013,  the dividends actually paid on the Series B and C Preferred Stock of $407,000, the initial dividends paid on the Series D Preferred Stock in May 2013 of $330,000 (neither of which were cash outflows, but rather were paid via issuance of common stock in the Company) and the “deemed dividend to preferred stockholders” of $509,000, described above, the net loss available for common stockholders was $2,264,000, and $(0.10) per share for the nine months ended September 30, 2013 compared to $1,999,000, and $(0.14) per share for the same period in the prior year.

Results of Operations for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Revenue, on a consolidated basis, for the three months ended September 30, 2013 was $10,012,000 compared to $4,823,000 for the same period in 2012, an increase $5,189,000 or 107.6%. Our Energy and Sustainability Solutions segment (“ESS”), is comprised currently of GHH and Ecological.  Revenue for the three months ended September 30, 2013 contributed by GHH was $6,005,000 or 60.0% of total revenue compared to $937,000, or 19.4% of total revenue for the three months ended September 30, 2012. This significant increase is substantially all attributable to the revenue generated by the “Subcontract Agreement” with “Prime” in the 3rd quarter ($5,220,000 or 52.1% of consolidated revenue and at low margins) discussed in detail above. Ecological, acquired on December 31, 2012, generated $98,000 in revenue for the three months ended September 30, 2013. Total revenue for the Risk/Compliance segment for the three months ended September 30, 2013 were $3,909,000 (or 39.0% of total revenue) compared to $3,886,000 (or 80.6% of total revenue) for the same period in the prior year; an increase in this segment of $23,000 or 0.6% for the three months ended September 30, 2013 compared to the same period in the prior year.

Gross margin (revenue less cost of revenues, defined as all costs for billable staff for the Risk/Compliance Solutions segment and cost of goods for the ESS Solutions segment) increased from $1,300,000 for the three months ended September 30, 2012 to $1,409,000 for the three months ended September 30, 2013, but declined significantly on a percentage basis, from 27.0% in 2012 to 14.1% in 2013 on a consolidated basis.  The change in revenue mix among segments for the three months ended September 30, 2013 discussed immediately above, was primarily attributable for this decline, as gross margins achieved at GHH for the three and six months ended September 30, 2013 were significantly negatively impacted by the low margins on the “Subcontract

Agreement” with “Prime”, which represented $5,220,000 (or 52.1% of consolidated revenue for the three months ended September 30, 2013), yet yielded very low net margins. Ecological for the three months ended September 30, 2013, generated a negative gross margin of  ($121,000). Gross margins for the Risk/Compliance segment for the three months ended September 30, 2013 remained consistent with the prior year at 27%.

            SG&A expenses were $2,427,000 or 24.2% of revenue for the three months ended September 30, 2013, and increased by $664,000 as compared to $1,763,000 or 36.6% for the same period in 2012. GHH SG&A declined from $500,000 to $451,000 for the three months ended September 30, 2013 compared to the same period in the prior year. SG&A for Ecological was $248,000 for the three months ended September 30, 2013, or 251.7% of their total revenue. SG&A increased in the Risk Compliance segment by $54,000 for the three months ended September 30, 2013 compared to the same period in the prior year, and due to flat revenues, increased as a percentage of segment revenues from 10.9% to 12.2%.

           Loss from operations for the three months ended September 30, 2013, was $1,112,000 as compared to a loss of $528,000 for the same period in 2012.  The increase in the loss in 2013 over 2012 of $584,000 or 111% is attributable to a 3rd quarter increase in corporate SG&A of $411,000 (with a number of the corporate SG&A items described above being incurred in the 3rd quarter) and the $369,000 operating loss experienced at Ecological in the three months ended September 30, 2013.

           Other income and expense, net resulted in net other expense of $468,000 for the three months ended September 30, 2013 versus a loss of $185,000 in the same period in the prior year.  This loss in 2013 and 2012 was almost solely attributable to derivative expense, a non-cash item, resulting from the revaluation of warrants of $466,000 in 2013 and $155,000 in 2012.

The effective income tax rates for the three months ended September 30, 2013 and 2012 are 0% and (35.3%), respectively. The effective income tax rate is the direct result of permanent differences attributable to derivative expense, changes in the value of officers life insurance and certain stock compensation expense, all of which are considered permanent differences, as they are neither taxable or deductible items on the income tax return; hence, not providing a tax deduction or benefit.

Net loss for the three months ended September 30, 2013 was $1,580,000 compared to a net loss of  $461,000 for the same period in the prior year.  There were no Deemed Dividends on preferred stock or dividends paid during the three months ended September 30, 2013 and 2012; hence, net loss is equivalent to net loss available to common stockholder’. Net loss available to common stockholders for the three months ended September 30, 2013 and 2012, respectively, was $1,580,000 and $(0.07) per share and $461,000 and $(0.03)  per share, respectively.

Dividend

No dividend for common stock has been declared as of September 30, 2013, and the Company does not anticipate declaring dividends on common stock in the future.

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

While our significant accounting policies are more fully described in our consolidated financial statements appearing in our Annual Report on Form 10-K, as well as our amended Annual Report on Form 10-K/A filed on October 18, 2013, we believe that the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements and are the most critical to aid you in fully understanding and evaluating our reported financial results.

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

As disclosed in the Company’s Annual Report on SEC Form 10-K, we perform~~s~~ our annual impairment test for goodwill and intangibles during the fourth quarter using a measurement date of October 1.  Revenues and/or operating income for certain of our business segments are lagging behind our internal forecasts,  especially with respect to estimated revenues for our Green House and Ecological units (estimates that are themselves lower than the estimates in materials utilized to raise capital relevant to the acquisition of Ecological).  The gap between current revenues and out internal estimates relate, in part, to delays in the effectiveness of certain regulatory requirements, delays in project financing, and changes in certain southern California utility incentive programs. Management currently believes these revenues can be realized in the future, and thus does not believe it needs to recognize any impairment in the current quarter.  However, until the annual impairment testing is completed there can be no assurances that this will be the case.

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

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of $7,887,000, an increase of $3,415,000 from December 31, 2012, primarily attributable to the closing of the 2nd and 3rd rounds of financing related to the sale and issuance of the Series D Preferred Stock in January and February 2013, resulting in total net proceeds of $5,452,000, net of the use of cash in the nine months ended September 30, 2013.  We continue to use our new revolving line of credit, with our borrowings increasing to $2,056,000 at September 30, 2013 from $1,094,000 at December 31, 2012, for its intended purpose; to finance our anticipated increases in accounts receivable (up $1,814,000 from December 31, 2012) and our costs and estimated earnings in excess of billings (up $551,000 since December 31, 2012). As of September 30, 2013 our available borrowings under our revolving line of credit were $944,000. As discussed above, we closed on a new asset based revolving line of credit on July 5, 2013, increasing our borrowing base to 80% of eligible receivables or $3,000,000. In accordance with this new facility, the Company was required, as a first priority security interest, to maintain a compensating balance of $3 million on account at this financial institution.  However, the loan terms include a release provision on the compensating balance, reducing it as the Company meets net operating income thresholds set forth in the loan agreement.

 Working capital at September 30, 2013, was $6,515,000, representing an increase of $2,888,000 compared to $3,627,000 at December 31, 2012.  This net increase of $2,888,000 in working capital is the net result of a number of factors, primarily: i) an increase in cash on hand as a result of the 2nd and 3rd rounds of the Series D Preferred Stock financing in January and February 2013, respectively, ii) an increase in accounts receivable of $1,814,000, reflective of increased billings in the 3rd quarter, iii) an increase in costs and estimated earnings in excess of billings of $551,000, reflecting increased revenue producing activity, iv) an increase in accounts payable of $1,676,000, v) an increase in billings in excess of costs and estimated earnings of $597,000, and, vi) a $176,000 reduction in current portion of long-term debt, primarily attributable to retirement of an installment loan on at our Control Engineering subsidiary. Non-current liabilities at September 30, 2013 are $1,657,000, and primarily consist of a “book” liability related to the current valuation of all outstanding common stock purchase warrants, considered a derivative liability, of $1,561,000, with substantially all the remaining balance representing a deferred tax liability of $85,000. Shareholders’ equity was $20,586,000 at September 30, 2013 (representing 70.1% total assets), compared to December 31, 2012, of $16,445,000 (representing 71.3% of total assets).

During the nine months ended September 30, 2013, net cash used in operating activities was $2,252,000 and was primarily attributable to: i) the net loss of ($1,018,000), ii) increased by non-cash depreciation and amortization of $287,000, iii) the increase in accounts payable and accrued expenses of $2,020,000, iv) the non-cash charge for stock option and warrant expense of $179,000, and v) the increase in billings in excess of costs and estimated earnings of $597,000.  These increases were offset by: i) the noncash “book” income recognized for derivative income of $1,316,000, ii) the non-cash adjustment recognized in income for the adjustment to fair value of assets acquired of $432,000, iii) a significant increase in accounts receivable, related to billing increases in the 3rd quarter, of $1,814,000, and, iv) the increase in costs and estimated earnings in excess of billings of $551,000 (both of the last two items reflective of increasing revenue activity in the 3rd quarter).

Cash used in investing activities during the nine months ended September 30, 2013 of $582,000 was comprised primarily of the Company’s initial construction in progress of a YMCA for the YMCA’s of San Diego County ($529,000), where they have made a commitment to convert at least 20 operating facilities to 100% solar power usage.  The remainder was comprised of acquisitions of property, plant and equipment approximating $52,000.

Cash provided from financing activities of $6,249,000 for the nine months ended September 30, 2013 was comprised primarily of the following: i) the 2nd and 3rd (and final round) issuances of the Series D Preferred Stock in January and February 2013, respectively, with net proceeds of $5,452,000, ii) payments on long-term debt of $165,000, and, iii) net proceeds from our revolving line of credit of $962,000.

Financing Arrangements

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

As discussed above, we have closed private placement financings from November 2012 through February 2013, resulting in net proceeds of $12,323,000, of which $2,000,000 was simultaneously used for the Ecological, LLC acquisition.  Our unencumbered cash position at September 30, 2013 is $4,886,506. Financing and other options relative to the current solar project for one operating YMCA under construction (and potential additional San Diego YMCA operating centers which may be awarded to us) are available and the Company is exploring the most attractive and strategically best alternative.  Notwithstanding the above, we believe the above unencumbered cash position and funds to be generated from operations, will meet our cash needs for operations at least through mid-2014.

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

Off-Balance-Sheet Arrangements

As of September 30, 2013, and during the nine months then ended, there were no other transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

Interest Rate Risks

At September 30, 2013, the Company had an outstanding balance of $2,056,000 under its revolving credit agreement. Interest on borrowings under the facilities is based on the one month LIBOR plus 225 basis points. Daily average borrowings for the nine months ended September 30, 2013 were $1,291,293.

Market fluctuation impact on assets

For the nine months ending September 30, 2013, the valuation of the Variable Life Insurance policies had an investment gain of $32,000.

Equity Market Risks

The trading price of our common stock has been and is likely to continue to be volatile and could be subject to wide fluctuations. Such fluctuations can affect the fair value derivative calculations as well as could impact our decision or ability to utilize the equity markets as a potential source of our funding needs in the future.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company's management, with the participation of the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report in reaching a reasonable level of assurance that the information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 1992 Treadway Commission (COSO) in Internal Control -- Integrated Framework.

During the preparation of the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013, management discovered that at the initial recording of the issuances of Preferred Stock Offerings, the recording of the Derivative Liability at its Fair Market Value was properly recorded as a liability on the books and records; however, the Derivative Liability was “Tax Effected” and a “Deferred Tax Asset” (established at a combined statutory effective tax rate) was also recorded, with the “differential” being charged to Additional Paid in Capital. This is incorrect accounting application, for the entire amount of the Derivative Liability valuation at issuance is to be charged to Additional Paid in Capital.

This initial error was discovered by the Company on August 5, 2013. Further, as the derivative liabilities, valued at initial issuance, were subsequently and appropriately “marked to market” based on current valuations, the deferred tax asset (established at issuance as aforementioned), directly related to this derivative liability, was adjusted based on the movement of the derivative liability, essentially “tax effecting” the recorded derivative income or expense, as the case may have been, from quarter to quarter. The Company made all necessary adjustments, going back into 2010, and making all correcting entries from that point forward on a quarter by quarter basis.

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

Finally, the Company determined that the detachable warrants issued in conjunction with the Series B Preferred Stock in 2010 had never been recorded as a derivative liability. The Company evaluated these detachable warrants closely, in conjunction with valuation specialists and counsel, and determined that they did not contain “down round protection”, and could properly be valued using the Black-Scholes methodology.  These detachable warrants were recorded as of 2010, with proper adjustments made each subsequent quarter thereafter. This restatement has no effect on our cash flow or liquidity.

As a result, management deemed it necessary to file and restate: i) its Annual Financial Statements for the years ended December 31, 2012 and 2011, including Management’s Discussion and Analysis of Financial Condition and Results of Operations,  ii) amended financial statements for the Company’s SEC Form 10-Q’s for; a) for the three months ended March 31, 2012 and 2011, b) the three and six months ended June 30, 2012 and 2011,  c) the three and nine months ended September 30, 2012 and 2011, d) amended  Management’s Discussion and Analysis of Financial Condition and Results of Operations for each of the interim periods outlined immediately above, and, iii) the cumulative impact on the beginning balance sheet as of January 1, 2011, resulting from errors outlined above, as required by FASB ASC’s and SEC requirements.  The amended and restated financial statements included, for both the annual and interim periods, explanatory footnotes outlining each financial statement line item impacted, the original amount reported and the restated amount.  All of these restatements were completed and filed with the Securities and Exchange Commission on October 18, 2013.

Based on the above, our management, with the participation of the President, notwithstanding the matters outlined below, concluded that as of September 30, 2013, our internal control over financial reporting was not effective and did not provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Controls over Financial Reporting

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, to date, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2013. However, subsequently, the Company has taken immediate steps to enhance its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  These changes are outlined as follows;

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

Other than those previously reported on Form 8-K, no unregistered securities were sold or issued during the period ended September 30, 2013.

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

PREMIER ALLIANCE GROUP, INC.
(Registrant)
DATE: November 14, 2013	By:	/s/ Mark S. Elliott
Mark S. Elliott
President (Chief Executive Officer)

DATE: November 14, 2013	By:	/s/ Larry W. Brumfield
Larry W. Brumfield
Chief Financial Officer