Form 10-K
period 2013-12-31
PREMIER ALLIANCE GROUP, INC.
filed 2014-03-28
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

[ ] Yes [X] No

State issuer’s revenues for its most recent fiscal year (ended December 31, 2013): $26,399,916

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last day of the registrant’s most recently completed second fiscal quarter was $11,900,699

The total number of shares of Common Stock of the Registrant outstanding as of the latest practicable date, March 20, 2014  is 28,433,813.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) within 120 days of the end of the Company’s fiscal year ended December 31, 2013, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the SEC as part of this annual report on Form 10-K.

PREMIER ALLIANCE GROUP, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K, including the information incorporated by reference herein, that are not historical in nature, including those concerning the Company’s current expectations about its future requirements and needs, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “meets,” “could,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans” or “continues.” Although we believe that the expectations reflected in such forward-looking statements are reasonable at the time they are made, you are cautioned that forward-looking information and statements are subject to various risks and uncertainties, many of which are difficult to predict and generally beyond our control. Risks and uncertainties could cause actual results and developments to differ materially from those expressed in, or implied or projected by, forward-looking information and statements provided here or in other disclosures and presentations. Those risks and uncertainties include, but are not limited to, the risks discussed or identified below in a section titled "Risk Factors." As we may update those Risk Factors from time to time, please consult our public filings at www.sec.gov or www.premieralliance.com. We do not undertake any obligation to update or revise any forward-looking information or statements.

In this Annual Report on Form 10-K, references to "we," "our," "us," "the Company," or "Premier" refer to Premier Alliance Group, Inc. All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31.

 PART I

ITEM 1.                      BUSINESS.

OVERVIEW

We are a provider of Cyber Security, Energy, and Business Advisory Solutions delivering integration and consulting services. We help clients in diverse industries improve performance, comply with complex regulations, reduce costs, leverage and integrate technology, and stimulate growth. We team with our clients to deliver sustainable and measurable results. Our primary focus is using our expertise on issues related to three key areas for customers; (i) Cyber security, (ii) energy services, and (iii) performance, risk and compliance initiatives.  We work with our customers to assess, design, and provide customized advice and solutions that are tailored to address each client’s particular needs. We provide solutions and services to a wide variety of organizations including Fortune 500 companies, medium-sized businesses and governmental entities.

We were incorporated on January 5, 2000 as Continuum Group C Inc. under the laws of the State of Nevada. Prior to November 5, 2004, we had not engaged in any business operations other than organizational activities; and other than issuing shares to stockholders, we never commenced operational activities. On November 5, 2004, we consummated a share exchange agreement dated as of October 12, 2004, among us, Premier Alliance Group, Inc., a North Carolina corporation (‘‘North Carolina Premier’’), and the shareholders of North Carolina Premier. As a result, North Carolina Premier merged with us and our name was changed to Premier Alliance Group, Inc. Premier Alliance Group commenced operations in 2000.  We were founded by a group of experienced consultants that specialized in technology and financial services.  In November 2004 we became a publicly traded company.  In 2011, we were re-domiciled under the laws of the state of Delaware. We have grown significantly since starting up through both organic growth and strategic acquisitions of complementary businesses in energy and cyber security.  Significant acquisitions we have completed include Greenhouse Holdings, Inc. in March 2012, Ecological, LLC in December 2012 and Root9B, LLC in November 2013.

Our team is made up of senior individuals that have deep experience and training as engineers, technology specialists, analysts and business and project consultants.  We have hired our experienced professionals from a wide variety of organizations and key industries, which include financial services, utilities, life science, technology, government and healthcare.

OUR SERVICES

We are a provider of Cyber Security, Energy, and Business Advisory Solutions.  Our services and solutions target improving productivity, mitigating risk and maximizing profits by addressing core areas for businesses, primarily cyber security, energy management, and performance/risk/compliance related initiatives.

During 2013 we provided our services through two operating segments: Business Advisory Solutions and Energy Solutions.  For the year ended December 31, 2013, 55% of our revenue was generated from Business Advisory Solutions and 45% from Energy Solutions.

In November 2013 the Company acquired Root9B, LLC, a company specializing in Cyber Security Services, a strategic addition to expand capabilities related to our Business Advisory Solutions.  As a result of this acquisition, beginning in 2014, the Company will report information as three operating segments: Cyber Security Solutions, Energy Solutions, and Business Advisory Solutions.  As the acquisition of Root9B occurred very late in 2013, the operating results attributable to Root9B  were immaterial.

For further financial information on our segment results, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and  Note 19 “Segment Information” under “Part II—Item 8. Financial Statements and Supplementary Data.”

Business Advisory Solutions

Our Business Advisory Solutions team focuses on delivering solutions in two key areas, (i) Governance, Risk & Compliance (GRC) and (ii) Business Performance & Technology (BPT) as we assist clients with Risk Management, Compliance, Organizational Effectiveness, and Information Management.  The GRC group works to assist our customers with compliance by applying our expertise of various regulations and deploying processes and automation.  Similarly, we have deep expertise in risk assessment and work with our customers to develop solutions and structures to evaluate and mitigate risk.  The BPT group focuses on partnering with our customers and delivering solutions to improve business processes, increase productivity and assist in the integration of technology.  A typical customer of ours is an organization with complex business processes, large amounts of data to manage, and change driven by regulatory or market environments, or strategic, growth and profitability initiatives.  Key areas of focus continue to be large, mandated regulatory efforts including complying with the Sarbanes-Oxley Act of 2002 (SOX), BASEL ACCORDS (for financial institutions), energy and environmental mandates, and the Dodd-Frank Wall Street Reform and Consumer Protection Act which can impact organizations across many aspects including risk assessment and management, business processes and work flow, as well as data management, data capture and reporting.

Our team members in Business Advisory Solutions have extensive experience in the GRC and BPT disciplines and come from a wide variety of industries.  Their knowledge and expertise allows us to deliver successful, value added solutions to our customers.  Our core capabilities in the GRC group include enterprise risk management, control and governance frameworks, internal audit services and regulatory and compliance efforts.  The BPT group provides expertise and services in areas that include business process re-engineering and workflow analysis, business intelligence, data analytics, organizational effectiveness and system planning.

Energy Solutions

The Energy Solutions (ES) team works with our customers to assess, design and install processes and automation to address energy regulation, strategy, cost, and usage initiatives.   We also provide ASHRAE Level II audits and retro commissioning reports as part of our LL87 compliance services in New York City.   In addition our ES team works with utilities to manage utility programs.  Examples of solutions and areas of expertise include automated demand response systems and demand side management systems. These systems apply technology to respond to events, scenarios or data patterns automatically adjusting the use of energy in the most efficient manner.    We also have an expertise in energy compliance and assist building owners by providing energy audit services that meet regulatory compliance.  Our teams will complete the audits, provide the reporting and results and then help develop plans to ensure compliance in the future.

Our customers include companies in the commercial sector, not for profit entities and local municipalities.  Our team also has deep knowledge of the current and future needs of the federal government, particularly the Department of Defense, and we continue to develop those relationships.

Our ES team members have extensive experience in the efficient use of energy as well as the distributed generation and renewable energy markets.  Their knowledge and expertise allows us to deliver direct savings solutions to our customers.  Our capabilities in the ES group include assisting local utilities and companies with their energy program management, expansion and implementation of demand side management programs, providing fully integrated energy audits, developing and implementing alternative energy programs, developing and implementing solar and co-generation programs, and advising entities in any area of their energy programs.

OUR ACQUISITION STRATEGY

We are focused on balanced growth with a priority on driving growth in revenue and profitability in our existing businesses along with the acquisition of complementary businesses.  In recent years, we have made several targeted acquisitions seeking to expand the depth, scope and position of our business to achieve growth in both our revenues and profitability.  We have made 3 strategic acquisitions in the last two years and in 2014 we will be operating three business segments, 1) Business Advisory Solutions 2) Energy Solutions and 3) Cyber Security Solutions.  We believe these three lines of business position us well for future growth.  These segments and our solutions are complementary and give us the opportunity to cross sell across the business lines and provide our customers with core solutions and greater value.  We will continue to assess complementary acquisition opportunities but we expect that acquisition activity will not be a priority over the next two years.  Acquisitions completed in 2012 and 2013 are described below.

Energy Solutions - GreenHouse Holdings, Inc.

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

Energy Solutions - Ecological, LLC

On December 31, 2012, through our wholly owned subsidiary, Ecological Partners, LLC, a New York limited liability company (“EPLLC”), created for the sole purpose of effectuating the acquisition, we purchased substantially all of the assets of Ecological LLC., (“Ecological”) a Delaware limited liability company, pursuant to an Asset Purchase Agreement dated November 15, 2012 (the “Agreement”).  One of the principals of Ecological,  Joseph Grano, Jr., accepted the position as our Chairman of the Board of Directors upon close of the transaction.

Ecological develops and implements energy sustainability action plans for real estate portfolios, buildings, and tenants in order to reduce costs, improve efficiency, achieve regulatory compliance, and increase value. Ecological’s services range from metering and monitoring, to in-depth energy audits and analysis, to assisting retrofit projects.

On December 9, 2009, New York's City Council passed legislation known as the Greener, Greater Buildings Plan (GGBP). This legislation requires all buildings in New York City that are 50,000 square feet or larger to benchmark energy and water consumption, perform an audit and retro-commissioning of base building systems, perform a lighting upgrade, and install sub-meters. Under the GGBP, NYC Local Law 87 requiring Energy Audits & Retro-commissioning processes went into effect on January 1, 2013. Building owners who must comply with this law are required to conduct an energy audit, conduct a retro-commissioning (review to ensure original systems are operating at peak performance), and submit an energy efficiency report.  Ecological is providing all of these services to building owners in the New York City market.

Root9B, LLC

On November 22, 2013, we, through a wholly owned subsidiary, consummated an Agreement and Plan of Merger with Root9B LLC, (“Root9B”) a Colorado corporation.  Pursuant to the Agreement, Root9B Partners, LLC merged into Root9B, which became our wholly owned subsidiary. Pursuant to the Agreement, we paid Root9B’s former members an aggregate of (a) $343,000 in cash, and (b) 2,241,935 restricted shares of our common stock.  We commited a total of $900,000 to Root9B for working capital and also entered into employment agreements with two key employees of Root9B.

Root9B is a dynamic provider of cyber security and advanced technology training capabilities, operational support and consulting services. With offices currently in Colorado Springs, Colorado and San Antonio, Texas, Root9B services US Government and commercial organizations around the world.  Their services range from cyber operations assessments, analysis and testing, to complete cyber training, forensics, exploitation, and strategic defense planning.  Root9B’s personnel are internationally recognized providers of cyber services across the Defense, Civil, Intelligence and Commercial communities achieving intelligence requirements for missions and enterprises globally.  Its business is primarily with agencies of the US government and we  believe Root9B’s services can be  extended to public and private businesses.  Root9b capabilities include but are not limited to:

• Vulnerability Assessment & Penetration Testing	• Network Defense Operations
• Computer Forensics	• Malware Analysis & Reverse Engineering
• Forensic Data Analysis	• Mobile Forensics
• Tool Development	• Mobile Cyber Protection
• SCADA Security Operations	• Wireless Technology Support
• Compliance Testing	• Data Breach Prevention & Remediation
• Cyber Policy Assessment & Design	• Curriculum Development

OTHER DEVELOPMENTS

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

OUR STRATEGY

Our core business focus is to provide business performance solutions in our Cyber Security, Energy, and Business Advisory segments. Our approach is solutions based and results driven. We focus on acquiring top talent in core areas which include: cyber security, energy services, risk/compliance/regulatory, business performance and processes, all with a focus on increasing profit and mitigating risk. Our sales and delivery organization works with customers closely to understand the business initiatives or issues they are dealing with in relation to these areas. Our goal is to provide industry specific expertise as well as functional expertise in these core disciplines to allow for successful efforts.

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

In providing services and solutions, we have five key functional areas or groups that ensure successful delivery and support to our customers:

(a)   Talent Acquisition — continuously sources and identifies additional key resources we hire as we expand our business and capabilities;

(b)   Business Development — working with our customers in a consultative approach to understand the clients business and identify opportunities where we can assist and provide our services and solutions;

(c)   Service Leaders — our professionals who work with customers on strategic and complex issues related to our core capabilities

(d)   Consultants/Engineers — our professionals that ultimately deliver the services and solutions to our customers.

(e)    Operations – our team that provides back office support for the enterprise, including finance, Human Resources (“HR”) and financial reporting.

Talent Acquisition

Our success depends on our ability to hire and retain qualified employees, specifically our experts with deep knowledge in our key lines of business. Our Talent Acquisition team contacts prospective employment candidates by telephone, through postings on the internet, and by means of our internal recruiting software and databases. For internet postings, we maintain our own web page at www.premieralliance.com and use other internet job-posting bulletin board services as well as professional and social networking sites. We use a sophisticated computer application as our central repository to track applicants’ information, manage skills verification, and obtain background checks. We only hire candidates after they have gone through a rigorous qualification process involving multiple interviews and screening.

Business Development and Service Leaders

Our Business Development team and Service Leaders are our primary interface with the customer, prior to delivery of services or solutions. We develop and maintain business relationships by building knowledge on our clients businesses, environment and strategic direction as it relates to our core capabilities.  Our Business Development team and Service Leaders access the same central repository system as our talent acquisition team to track opportunities and client initiatives — this allows us to link all information together to manage the process efficiently and effectively and provide our customers with the appropriate expertise for their project.

Consultants/Engineers

Our consultants and engineers deliver solutions to our customers.  They have deep experience and expertise in a given area that is required to meet the objectives for the customer initiatives.  These individuals typically work on the customers site and in partnership with the customer team to deliver the agreed upon services or solutions.

Operations

Our operations team encompasses several core functions, such as HR and Finance. Encompassed in HR is our employee relations function, providing primary support and service for our delivery teams on a daily basis. This support ensures regular interaction and information sharing leading to quality services, better retention, and successful delivery to our clients. Within HR, we perform standard functions, such as benefit administration, payroll, and background processing. Finance provides all financial processing — billing, accounts payable, accounts receivable, and financial reporting.  Our strategy is to centralize all operational functions after any mergers and acquisitions activity.

OUR COMPETITION

The market for professional services and solutions is highly competitive. It is also highly fragmented, with many providers and no single competitor maintaining clear market leadership. Our competition varies by segment, type of service provided, and the customer to whom services are provided. Our competitors fall into four categories: (i) large national or international service firms; (ii) regional specialty firms (GRC, engineering, energy); (iii) software / hardware vendors and resellers; and (iv) internal staff of our customers and potential customers.

CONTRACTS

When servicing customers, we typically sign master contracts for a one to three year period. The contracts typically set rules of engagement and can include pricing guidelines. The contracts manage the relationship and are not indicators of guaranteed work. Individual contracts, Purchase Orders, or Statements of Work, are put in place (under the master agreement) for each engineer, consultant or team assigned to the client site and cover logistics of length of contract, billing information and deliverables for the particular assignment. In most cases, contracts can be terminated by either party by providing ten to thirty days’ advance notice.

To date, we have received a significant portion of revenues from large sales to a small number of customers. During 2013 and 2012, our five largest customers, together comprised approximately 47% and 45% of our total revenues, respectively. Our operating results may be harmed if we are not able to complete one or more substantial sales to any large customers or are unable to collect accounts receivable from any of the large customers in any future period.

EMPLOYEES

As of March 1, 2014, we employed a total of 151 persons on a full time basis.  We believe our employee relations are good.

ITEM 1A.                      RISK FACTORS

We are subject to various risks that may materially harm our financial condition and results of operations. If any of these risks or uncertainties actually occurs, the trading price of our common stock could decline.

Risks Related to Our Business and Industry

OUR DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING WERE NOT EFFECTIVE, WHICH MAY CAUSE OUR FINANCIAL REPORTING TO BE UNRELIABLE AND LEAD TO MISINFORMATION BEING DISSEMINATED TO THE PUBLIC.

Our management, with the participation of the CEO, concluded that as of December 31, 2013 and 2012, our internal control over financial reporting was not effective and did not provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  See discussion in Item 9A of this Form 10K for the period ending December 31, 2013 and Item 9A of Form 10KA for the period ending December 31, 2012.  We have addressed our internal control over financial reporting with the four remediation controls discussed below which were implemented after December 31, 2013 and are operating as of the date of the filing of this Form 10K.

The Company has taken steps to enhance its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  The controls that have been implemented are as follows:

•
The Company has reviewed the work flow surrounding its monthly, quarterly and annual financial reporting to ensure that appropriate reviews are timely.  The Company has implemented a review matrix which documents the owner and reviewer of each area of disclosure.

•
The Company has formed a Disclosure Committee made up of key members of management and finance.  The role of the committee is to review and discuss the Company’s disclosure requirements and key disclosures.

•
The Company has adopted a policy to determine the need for engaging outside expertise and review for complex technical accounting issues that may arise.  If such an issue arises and meets the parameters outlined in the policy, the Company will engage outside expertise.

•
The Company previously committed to adding additional staff to help review and participate in the process, initially this was thought to be a CPA; however the company assessed other approaches and with the policy change above and the addition of a Chief Operating Officer, who has deep experience with SEC filings and disclosures, we believe this provides the appropriate additional detail level of review of the Company’s disclosures and technical accounting issues.

We cannot provide assurance that such remedial steps will address adequately the deficiencies listed above or that we have discovered all of the deficiencies that may exist in our internal controls over financial reporting. Although we have instituted new controls to remediate this weakness, if these controls are not effective, our ability to prepare timely and accurate financial reports could be affected, which could cause investors to lose confidence in our reported financial information and could have a negative effect on the trading price of our common stock or our ability to obtain financing for our operations.

A DECLINE IN THE PRICE OF, OR DEMAND FOR, ANY OF OUR BUSINESS ADVISORY SOLUTIONS AND SERVICES, WOULD HARM OUR REVENUES AND OPERATING MARGINS.

Our Business Advisory Solutions services accounted for a significant portion of our revenues in 2012 (approximately 80%), as well as a majority of our revenues during 2013 (approximately 55%). We anticipate that revenue from the Business Advisory Solutions services will continue to constitute a significant portion of our revenues for the foreseeable future and anticipate that revenue in the Energy Solutions segment will outpace the growth of our Business Advisory Solutions revenues. However, a decline in the price of, or demand for, Business Advisory Solutions services would harm our business.

A SIGNIFICANT PORTION OF OUR BUSINESS REVENUES DEPEND ON A RELATIVELY SMALL NUMBER OF LARGE CUSTOMERS.  IF ANY OF THESE CUSTOMERS DECIDE THEY WILL NO LONGER USE OUR SERVICES, REVENUES WILL DECREASE AND FINANCIAL PERFORMANCE WILL BE SEVERELY IMPACTED.

To date, we have received a significant portion of revenues from large sales to a small number of customers. During 2013 and 2012, our five largest customers, together comprised approximately 47% and 45% of our total revenues, respectively. Our operating results may be harmed if we are not able to complete one or more substantial sales to any large customers or are unable to collect accounts receivable from any of the large customers in any future period.

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

Unless positive cash flow is achieved for our business to grow, substantial working capital will be required. We believe that if capital requirements increase materially from those currently planned, additional financing may be required sooner than anticipated. If we raise additional funds by issuing equity securities, the percentage of our capital stock owned by our current shareholders would be reduced, and those equity securities may have rights that are senior to those of the holders of our currently outstanding securities. Additional financing may not be available when needed on commercially acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may be forced to curtail planned growth, and we may be unable to develop or enhance planned products and services, take advantage of future opportunities, or respond to competitive pressures.

THERE ARE RISKS ASSOCIATED WITH ACQUISITIONS.

An integral part of our growth strategy is evaluating and, from time to time, consummating acquisitions. These transactions involve a number of risks and present financial, managerial and operational challenges, including: diversion of management’s attention from running the existing business; increased expenses, including legal, administrative and compensation expenses resulting from newly hired employees; increased costs to integrate personnel, customer base and business practices of the acquired company; adverse effects on reported operating results due to possible impairment of intangible assets including goodwill associated with acquisitions; and dilution to stockholders to the extent of issuance of securities in the transaction.  We may not be able to acquire additional businesses on favorable terms or at all.  In addition, failure to identify or complete acquisitions of suitable properties could slow our growth.

OUR EXECUTIVE OFFICERS AND DIRECTORS WILL BE ABLE TO EXERT SIGNIFICANT INFLUENCE OVER US TO THE DETRIMENT OF MINORITY SHAREHOLDERS,WHICH WILL LIMIT OUR SHAREHOLDERS’ ABILITY TO INFLUENCE THE OUTCOME OF KEY DECISIONS.

Our executive officers and directors collectively control approximately 13.0% of our current outstanding capital stock and approximately 32.0% on a fully diluted basis. As a result, if they act together they will be able to influence management and affairs and all matters requiring shareholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing any change in control of our Company and might affect the market price of the common stock.

MIRIAM BLECH AND ISAAC BLECH HAVE SUBSTANTIAL INFLUENCE OVER THE BUSINESS, DUE TO THEIR LARGE OWNERSHIP STAKE IN OUR CAPITAL STOCK, GIVING THEM THE ABILITY TO EXERT INFLUENCE OVER US TO THE DETRIMENT OF MINORITY SHAREHOLDERS, WHICH MAY LIMIT SHAREHOLDERS’ ABILITY TO INFLUENCE THE OUTCOME OF KEY DECISIONS.

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

Risks Related to the Energy Solutions (“ES”) Segment

CHANGES IN LAWS, REGULATIONS AND POLICIES THAT AFFECT THE ES BUSINESS COULD ADVERSELY AFFECT THE ES SEGMENT’S FINANCIAL RESULTS.

The ES segment is subject to numerous laws, regulations and policies. Changes in the laws, regulations and policies, including the interpretation or enforcement thereof, that affect, or will affect, the ES business, including changes in the scope of regulation by regulatory agencies, accounting standards, tax laws and regulations, trade rules and customs regulations, and the outcome and expense of legal or regulatory proceedings, and any action the ES segment may take as a result could adversely affect the ES segment.

THE ES SEGMENTS’ SUCCESS DEPENDS, IN PART, ON MAINTAINING GOOD RELATIONSHIPS WITH ITS DISTRIBUTION CHANNELS.

The ES segments success depends, in part, on its maintaining satisfactory relationships with its distribution channels. Our ES segment does not have long-term supply or distribution contracts. The vast majority of ES sales are affected on a purchase order basis that requires the ES business to meet expectations of delivery, quality and pricing of products, at both the distribution channel level and at the level of the ultimate consumer who uses ES’s products. If  the ES segment fails to meet expected standards, its revenues would decline and this could result in a material adverse effect on its business.

CONSUMERS MIGHT NOT ADOPT THE ES ALTERNATIVE ENERGY SOLUTIONS.

The power generation solutions ES provides are relatively new alternative energy means that consumers may not adopt at levels sufficient to grow this segment of business. ES cannot assure that consumers will choose to use its solutions at levels sufficient to sustain its business in this area. This development may be impacted by many factors, including:

• market acceptance of ES products;
• the cost competitiveness of these systems;
• regulatory requirements; and
• the emergence of newer, more competitive technologies and products.

LOSS OF FAVORABLE TAX BENEFITS AND OTHER GOVERNMENTAL INCENTIVES COULD SUBSTANTIALLY HARM THE ES SEGMENT’S OPERATING MARGINS.

A number of ES’s products and services have been aided by federal tax incentives. Because alternative fuels have historically been more expensive to produce than diesel or petroleum fuel, the biofuels industry has depended on governmental incentives that have effectively brought the price of biofuels more in line with the price of diesel fuel to the end user. These incentives have supported a market for biofuels that might not exist without the incentives. Loss of these incentives may render some of the solutions from ES unmarketable.

THE DECREASE OR LACK OF INCREASE IN THE COST OF ENERGY GENERATED BY TRADITIONAL SOURCES MAY CAUSE THE DEMAND FOR ES SERVICES TO DECLINE.

Decreases in the costs associated with traditional sources of energy, such as prices for commodities like coal, oil and natural gas, will reduce demand for energy efficiency and renewable energy solutions. Technological progress in traditional forms of electricity generation or the discovery of large new deposits of traditional fuels could reduce the cost of electricity generated from those sources and as a consequence reduce the demand for ES’s solutions. Any of these developments could have a material adverse effect on the ES business.

THE FAILURE OF ES SUBCONTRACTORS TO PROPERLY AND EFFECTIVELY PERFORM THEIR SERVICES COULD CAUSE DELAYS IN THE DELIVERY OF THE ES ENERGY EFFICIENCY SOLUTIONS.

The ES businesses success depends on its ability to provide quality, reliable energy efficiency solutions in a timely manner, which in part requires the proper removal and installation of lighting, mechanical and electrical systems and other products by the segment’s contractors and subcontractors upon which we depend. A significant portion of ES’s energy efficiency solutions are installed by contractors or subcontractors. Any delays, malfunctions, inefficiencies or interruptions in ES’s energy efficiency solutions caused by improper installation could cause it to have difficulty retaining current clients and attracting new clients. Such delays could also result in additional costs that could affect the profit margin of ES projects. In addition, the ES business segment brand, reputation and growth could be negatively impacted.

CHANGES IN LAWS, REGULATIONS AND POLICIES IN RELATION TO ENERGY EFFICIENCY MANDATES THAT AFFECT OUR BUSINESS COULD ADVERSELY AFFECT FINANCIAL RESULTS.

Our business plan is partially based upon providing the services mandated by the City of New York in the Greener Greater Buildings Plan legislation, specifically local law 87.  If the law is overturned or implementation, is delayed, there will be an impact to the market that has developed for these services, and in turn, our business plan.

INTENSE COMPETITION IN OUR TARGET MARKET OF NEW YORK CITY COULD IMPAIR OUR ABILITY TO GROW AND TO ACHIEVE PROFITABILITY.

The market for local law 87 work has been developing rapidly over the past three years and continues to change as new entrants enter the market and the law’s requirements are fully published.  If low cost, low quality operators enter the market and drive the price of these services down, this will present a risk to our revenue projections.  Alternatively, if large engineering firms begin offering these services at lower prices as a loss leader to acquire advanced services contracts, this will also affect our potential revenue.  A significant growth challenge is to find an effective business model to monetize the energy efficiency reports delivered annually to our clients.

Risks Related to Root9B, LLC (“Root9B”)

OUR FAILURE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD HAVE AN ADVERSE EFFECT ON US.

Our ability to attract and retain qualified professional and/or skilled personnel in accordance with our needs, either through direct hiring or acquisition of other firms employing such professionals, is an important factor in determining our future success. The market for these professionals is very competitive as well as limited for senior level operators with the vast Department of Defense experience we target.  There can be no assurance that we will be successful in our efforts to attract and retain the needed personnel.  The failure to attract and retain skilled pesonnel could impair our ability to provide services to our clients and conduct our business effectively by limiting the number of engagements we can handle concurrently and could limit our ability to work on large scale projects.

INTENSE COMPETITION IN OUR TARGET MARKETS COULD IMPAIR OUR ABILITY TO GROW AND TO ACHIEVE PROFITABILITY.

The market for cyber solutions work has been developing rapidly over the past several years and continues to change as new entrants enter the market and as legislation moves forward in this area.  As competition increases, there could be impact on the markets and pricing which will present a risk to the revenue projections for Root9B

Risks Related to Our Stock

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

ITEM 2.                      PROPERTIES.

Our practice is to lease commercial office space for all of our offices. Our headquarters are located in a modern four-story building in Charlotte, North Carolina. Currently we lease approximately 7,036 square feet of space at that location, under a lease that will expire in March 31, 2018.

 In addition we have offices in:

1.	Winston Salem, North Carolina - lease approximately 2,250 square feet, under a lease that will expire on April 14, 2016.
2.	San Diego, California – lease approximately 2,175 square feet, under a lease that will expire on May 31, 2016.
3.	Los Angeles, California – lease approximately 1,851 square feet, under a lease that will expire on April 30, 2015.
4.	Costa Mesa, California – lease approximately 3,000 square feet, under a lease that will expire on May, 19, 2016.
5.	New York, New York – lease approximately 3,900 square feet under a lease that will expire on December 31, 2014.
6.	San Antonio, Texas – lease approximately 3,800 square feet as an office and training facility that will expire on April 30, 2016.

Most of these facilities serve as sales and support offices and vary in size, depending on the number of people employed at that office. The lease terms vary from periods of less than a year to three years and generally have flexible renewal options. We believe that our existing facilities are adequate to meet our current needs.

ITEM 3.                      LEGAL PROCEEDINGS.

As of December 31, 2013, and as of the date of this filing, the Company is not a party to any actual, pending or threatened legal proceeding that management believes could have a material impact to the Company.

ITEM 4.                      MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND REGISTRANT’S ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market information.    Our common stock is traded on the OTCQB under the symbol “PIMO.” The following table sets forth the range of high and low bid prices for the common stock for each of the periods indicated as reported by the OTCQB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

PIMO – Fiscal Year Ending December 31, 2013:	High $	Low $
Quarter Ended
March 31, 2013	0.88	0.60
June 30, 2013	0.74	0.51
September 30, 2013	0.72	0.53
December 31, 2013	0.70	0.45

PIMO – Fiscal Year Ending December 31, 2012:	High $	Low $
Quarter Ended
March 31, 2012	1.23	0.45
June 30, 2012	0.98	0.47
September 30, 2012	0.74	0.50
December 31, 2012	0.85	0.55

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

(b)  Holders.   As of March 7, 2014, there were 489 record holders of our common stock. We believe there are more owners of our common stock whose shares are held by nominees or in street name.

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

The following table provides information regarding the status of our existing equity compensation plan at December 31, 2013:

Equity Compensation Plan

Plan Category	A Number of securities to be issued upon exercise of outstanding options, warrants and rights	B Weighted-average exercise price of outstanding options, warrants and rights	C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	5,639,864 (1)	$.83	4,360,136
Equity compensation plans not approved by security holders	0	0	0
Total	5,639,864	$.83	4,360,136

(1)
The Board of Directors approved the 2008 Stock Incentive Plan in May 2008 and the shareholders approved the Plan in 2009. The Plan reserves 10,000,000 shares of common stock for issuance, and allows the board to issue Incentive Stock Options, non-statutory Stock Options, and Restricted Stock Awards, whichever the Board or the Compensation Committee shall determine, subject to the terms and conditions contained in the Plan document.  The purpose of the Plan is to provide a method whereby selected key employees, selected key consultants, professionals and non-employee directors may have the opportunity to invest in our common stock, thereby giving them a proprietary and vested interest in our growth and performance, generating an increased incentive to contribute to our future success and prosperity, thus enhancing our value for the benefit of shareholders.  Further, the Plan is designed to enhance our ability to attract and retain individuals of exceptional managerial talent upon whom, in large measure, our sustained progress, growth, and profitability depends.

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

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis also contains forward-looking statements and should be read in conjunction with the disclosures and information contained in "Disclosures Regarding Forward-Looking Statements" and "Risk Factors" in this Annual Report on Form 10-K. References to "we," "our," "us," "the Company," or "Premier" in this Annual Report on Form 10-K refer to Premier Alliance Group, Inc.  “SEC” refers to the Securities and Exchange Commission.  All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31.

Results of Operations

Our results of operations for 2013, 2012, and 2011 are highlighted in the table below and discussed in the following paragraphs:
	Years Ended December 31
	2013	% of Net Revenue	2012	% of Net Revenue	2011	% of Net Revenue
Net Revenue	$26,399,916		$19,472,015		$17,946,089
Operating Expenses:
Cost of revenues	20,845,516	79.0%	14,673,811	75.4%	13,257,891	73.9%
Selling, general & administrative	9,214,410	34.9%	8,186,511	42.0%	5,844,824	32.6%
Depreciation and amortization	380,951	1.4%	242,650	1.2%	163,375	0.9%
Total operating expenses	30,440,877	115.3%	23,102,972	118.6%	19,266,090	107.4%
Loss from Operations	(4,040,961)	-15.3%	(3,630,957)	-18.6%	(1,320,001)	-7.4%
Other Income (Expense):
Derivative (expense) income	2,149,951	8.1%	(894,512)	-4.6%	1,537,936	8.6%
Adjustment to estimates recorded at acquisition	431,919	1.6%	-	0.0%	-	0.0%
Interest expense, net	(44,270)	-0.2%	(86,040)	-0.4%	(38,088)	-0.2%
Interest expense – debt discount	-	0.0%	(353,656)	-1.8%	(256,949)	-1.4%
Goodwill impairment	(4,472,089)	-16.9%	(4,378,182)	-22.5%	(576,297)	-3.2%
Intangibles impairment	(238,803)	-0.9%	-	0.0%	(139,059)	-0.8%
Other income (expense)	87,799	0.3%	45,698	0.2%	139,238	0.8%
Total other (expense) income	(2,085,493)	-7.9%	(5,666,692)	-29.1%	666,781	3.7%
Loss Before Income Taxes	(6,126,454)	-23.2%	(9,297,649)	-47.7%	(653,220)	-3.6%
Income Tax Benefit (Expense)	-	0.0%	(396,000)	-2.0%	712,976	4.0%
Net Income (Loss)	(6,126,454)	-23.2%	(9,693,649)	-49.8%	59,756	0.3%
Preferred Stock Dividends	(1,280,408)	-4.9%	(321,218)	-1.6%	(44,429)	-0.2%
Deemed Dividend On Preferred Stock	(509,184)	-1.9%	(1,160,278)	-6.0%	(1,969,496)	-11.0%
Net Loss Available to Common Stockholders	$(7,916,046)	-30.0%	$(11,175,145)	-57.4%	$(1,954,169)	-10.9%

Comparison of 2013 to 2012

The result of operations described below includes the Business Advisory Solutions (“BAS”) segment for the entire years of 2013 and 2012.  The Energy Solutions (“ES”) segment began with the acquisition of Greenhouse Holdings, Inc. (“GHH”) on March 5, 2012; hence, operating results related to this acquisition are included for the full 2013 period and are only included from March 5, 2012 through December 31, 2012 for the 2012 period.  We acquired Ecological, LLC, also part of our ES segment, on December 31, 2012; and accordingly, their results of operations are only included for 2013.

Net Revenue

Total revenue for the year ended December 31, 2013 was $26,399,916 as compared to $19,472,015 for the  year ended December 31, 2012, a net increase of $6,927,901, or 35.6%.  Revenue by segment was as follows:

	Year Ended December 31st
	2103	2012	% growth

Business Advisory Solutions Revenue	$14,491,225	$16,524,648	-12.3%

Energy Solutions:
GHH (Acquired March 2012)	10,637,303	2,947,367	260.9%
Ecological (Acquired December 2012)	1,271,388	-
Total Energy Solutions Revenue	11,908,691	2,947,367	304.0%

Total Revenue	$26,399,916	$19,472,015	35.6%

Business Advisory Solutions Segment

Revenue for the BAS segment for the year ended December 31, 2013 decreased 12.3% as compared to the year ended December 31, 2012.  The primary reasons for the decrease in revenue was the closing of the Kansas City office in September 2012 due to poor ongoing prospects as well as the unanticipated loss of revenue related to two projects that were cancelled with financial institutions, which revenue was partially offset by new engagements.  In closing the Kansas City office we had a negative variance of approximately $1.3 million in revenue from 2012 to 2013.  One cancelled project was a compliance project that was cancelled due to a change in the customer’s business environment which eliminated the need for the compliance work and the other project was significantly reduced in scope due to the customer’s need to eliminate costs in its business.  After accounting for the closed office in Kansas City, the revenue decline was approximately 4% from the segment.

Energy Solutions Segment

Revenue for the ES segment for the year ended December 31, 2013 increased 304.0% as compared to the year ended December 31, 2012.  There are two key reasons for the significant increase.  First, the ES segment was in full operation during 2013 and was only operating for part of the year in 2012.  The portion of the business related to the GHH acquisition began operations on March 5, 2012 and only operated from then until December 31st during 2012.  The Ecological portion of the business began operations on January 1, 2013 and therefore had no operations in 2012.  Also, the ES segment had a significant contract and related project during 2013.  The Company engaged in a Subcontract Agreement and Contract (the “Subcontract Agreement”) with Prime Solutions, Inc. (“Prime”), whereby the Company provided senior project management consulting, oversight and advisory services as well as responsibility for materials management, procurement, and delivery for a large solar project. The revenue from the

 Subcontract Agreement in 2013 was approximately $6.1 million.  As we grow our business in the ES segment, we will continue to target comparable sized projects to be a part of our portfolio of efforts, although we can make no assurance that this will be successful.

Excluding the Subcontract Agreement, revenues related to the GHH portion of the ES segment would have been $4,542,000 for 2013 compared to revenue of $2,947,000 during 2012 (of which GHH was only operating for 10 months of the year), or an increase of $1,595,000.

Revenue related to the Ecological portion of the business, which is generated from benchmarking services, audit and retro-commissioning services and LEED certification services, was $1,271,000 for 2013 and was therefore incremental as compared to 2012.

Gross Margin

Gross margin (revenue less cost of revenues, defined as all costs for billable staff for the BAS segment and cost of goods for the ES  segment) increased to $5,554,400 for 2013 from $4,798,204 for 2012, increasing $756,196. The main reason for the increase in gross margin was due to the ES segment operating for the full year in 2013 and only part of the year in 2012 (the GHH business operated for 10 months in 2012 and Ecological did not operate at all in 2012).  This was partially offset by a reduction in gross margin in the BAS segment due to lower revenue in 2013 as compared to 2012.

Gross margin, as a percentage of revenue, declined to 21.0% in 2013 from 24.6% in 2012.  On a segment basis, the gross margin percentage increased in the BAS segment to 25.2% in 2013 from 24.9% in 2012 and decreased in the ES segment to 16.0% in 2013 from 23.3% in 2012.  The significant decline in the ES gross margin % is due to the low margin associated with the Prime Subcontract Agreement described in the net revenue section above.  The gross margin associated with the subcontract agreement was 5%.  The gross margin % for the ES segment if the Prime subcontract was excluded would have been 27.5%, which compares favorably to the 2012 gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased to $9,214,000 in 2013 from $8,186,000 in 2012, an increase of 12.6%.  As a percentage of revenue, SG&A expenses decreased to 34.9% in 2013 as compared to 42.0% in 2012.  The leverage improvement in SG&A expenses as a percentage of revenue was due primarily to the tight control of expenses in the BAS segment and the high rate of growth in revenue in the ES segment.  SG&A expenses increased $1,028,000 in 2013 as compared to 2012 and break out as follows: BAS segment decreased $39,000, the ES segment increased $790,000 and Corporate Overhead increased $278,000. The Company accounts and manages expenses as those directly related to a business segment and corporate overhead expenses which includes executive compensation, back office functions, such as finance and human resources, and other administrative costs.  Expenses related to these groups are discussed below.

BAS Segment

SG&A expenses in the BAS segment decreased to $1,835,000 in 2013 as compared to $1,874,000, a decrease of $39,000 or 2.1%.  Expenses in this segment were tightly managed in an environment of reduced revenue.  BAS expenses as a percentage of segment revenue increased to 12.7% in 2013 from 11.3% in 2012.  The primary reason for the deleverage of segment expenses was the decrease in revenues.

ES Segment

SG&A expenses in the ES segment increased to $2,885,000 in 2013 as compared to $2,096,000, an increase of $790,000 or 2.1%.  The ES segment is made up of the operations from the GHH acquisition (completed in March 2012) and operations from the Ecological acquisition (completed in December 2012).  Ecological had no operations in 2012 and was operating for the full year in 2013 and, as such, the associated SG&A expenses of $929,000 in 2013 was completely incremental as compared to 2012.  SG&A expenses for the ES segment, absent the impact from Ecological, were $1,957,000 in 2013 as compared to $2,096,000, a decrease of $139,000.  The decrease is attributable to reduced professional fees of $531,000, which were offset by increases to labor costs of approximately $146,000, travel expenses in the amount of $26,000 and an increase in bad debt expense of $198,000.  The decrease in professional fees is due to a significant amount of expense in 2012 related to the acquisition and integration of GHH that was not repeated in 2013.  The increases in labor and travel were planned and a part of the growth strategy for GHH.  The increase in bad debt expense is due to a reserve set up against amounts due from a customer related to a single contract, the Subcontract Agreement mentioned in the net revenue discussion above.  The work related to the Subcontract Agreement was completed in 2013 and resulted in a receivable of $945,378 as of December 31, 2013 which was past due.  We have been in contact with the customer, who has liquidity issues, and have arrived at an agreement regarding payment of the open account over time.  While we expect that we will ultimately be paid in full, due to the risk posed by our customers weak financial position, we have reserved $198,000 against the receivable as bad debt expense.

We have been setting the strategy and integrating the two key acquisitions in the ES segment during 2012 and part of 2013.  We now believe the structure is in place which will allow the segment to realize revenue growth and profitability without substantial increases in these SG&A costs.

Corporate Overhead

Corporate Overhead SG&A expenses increased to $4,494,000 in 2013 from $4,216,000 in 2012, an increase of $278,000 or 6.6%.  Corporate Overhead SG&A expenses were well controlled in 2013 as the integration of the GHH and Ecological acquisitions was completed, and resulted in modest expense growth.  The Corporate Overhead expenses include expenses incurred by Root9B from the time of acquisition, November 22, 2013 through the end of the year in the amount of $355,000.  The main component of the short period Root9B expenses was $300,000 of bonus expense related to sign on bonuses, after the acquisition date, for key Root9B employees.  Absent the impact of Root9B, Corporate Overhead expenses would have been $4,139,000 in 2013 compared to $4,216,000 in 2012, a decrease of $77,000 or 1.8%.  The main driver of the decrease was a reduction in stock option expense for employees and directors in the amount of $568,000 and a reduction in professional fees related to marketing and branding of $197,000.  These decreases were offset by increases in Directors fees of $157,000, fees authorized by the board for outside services of $150,000, legal and accounting fees of $191,000, and bad debt expense of $87,000.  Stock option expense declined as significantly fewer stock options were issued in 2013 as compared to 2012.  Professional fees related to marketing and branding declined as we completed a significant branding effort in 2012.  Director’s fees and expenses grew as the full non-management 10 member Board was in place for the full year of 2013 and only partially in 2012.  The increase in legal and accounting fees was primarily due to the additional efforts required in connection with the restatement of 2012 financial results and the Root9B acquisition.   Bad debt expense increased as a result of the write off of open receivables from three customers.  Included in the SG&A expenses are non-recurring charges related to the restatements and acquisitions of approximately $350,000.  We have invested in the infrastructure of the company for the future, as evident in the SG&A expenses, and expect that SG&A expense growth will be slower compared to revenue growth as we move forward.

Other Income (Expense)

Other Income (Expense) for 2013 resulted in an expense of $2,085,000 as compared to an expense of $5,667,000 in 2012.  The components of the net expense are discussed below.

Derivative (expense) income

From May 2010 through the first quarter of 2013, the Company issued Series B Preferred Stock, Debentures, Series C Preferred Stock, 7% Convertible Redeemable Promissory Notes, and Series D Preferred Stock, all with detachable common stock purchase warrants deemed to be derivative instruments. These warrants are recorded as a derivative liability and “marked-to-market” based on fair value estimates at each reporting date.  Collectively, these derivatives were valued at an estimated fair value of $727,000 at December 31, 2013, with the change (decline) in value since December 31, 2012 of $2,150,000, being recognized as derivative (non-cash) income on the statement of operations for 2013.  For the year ended December 31, 2012, the change in derivative valuation for the like period was a non-cash expense of $895,000.

Adjustment to estimates recorded at acquisition

An “adjustment to estimates recorded at acquisition” of $432,000 (a non-cash income item) related to the GHH acquisition (described in detail in Note 3 to the Financial Statements) was recorded in 2013.  The income, which was not present in the same period in the prior year, was to record the retirement of certain escrow shares issued as part of the consideration given in the initial purchase price allocation and to remove certain liabilities assumed at the time of acquisition.

Goodwill impairment

An annual goodwill impairment evaluation for 2013 was performed by applying both the Step 1 and Step 2 tests as prescribed by FASB ASC 350. The results of the Step 1 test for the BAS segment indicated no impairment to goodwill related to this segment and Step 2 was not required.  The results for the Step 1 test for the ES segment did indicate impairment of goodwill and Step 2 was completed to determine the amount of impairment.  The Company engages an outside firm that specializes in valuation assessments to perform the Step 1 and Step 2 tests and valuation work.  Of the $13,153,000 in goodwill that was recorded as of December 31, 2012, $10,836,000 was attributable to the ES segment.  After completion of the valuation work of the segment it was determined that the fair value of the goodwill for the ES segment was $6,364,000, resulting in a non-cash impairment charge of $4,472,000.  The impairment is due primarily to the slower than planned growth in revenue, earnings and cash flow.  The Company has built a strategy for the ES segment and worked to integrate the acquisitions of GHH and Ecological and we believe we are well positioned to deliver strong growth and returns from the segment.  However, the growth to date has been slower than planned, partially due to integration and development of the segment and partially due to some delays in the effectiveness of certain regulatory requirements which has delayed anticipated revenue (specifically, related to Local Law 87 in New York which required energy related retrofit work on buildings based on energy audits has been pushed out from the dates we had originally planned).  These factors were considered in the valuation work and resulted in the impairment amount.  A similar process was performed for 2012 and resulted in a goodwill impairment charge for the ES segment of $4,378,000.  This impairment was related to the GHH acquisition and timing and amounts of expected revenue, earnings and cash flow results.  See further discussion on goodwill and goodwill impairment in Note 7 to the Financial Statements.

Intangibles Impairment

As a part of the acquisition of Ecological in December 2012, the Company recorded an intangible asset for the acquired customer list from Ecological.  The value at acquisition was determined based on estimates that included customer retention rates and future revenue from these customers.  The value at acquisition $527,000 and is being amortized over 5 years.  The balance at December 31, 2013 prior to impairment was $421,000.  Customer retention rates have been as planned and remain very high.  However, the estimates of revenue from these customers has come in lower than planned at this time.  We have measured the fair value of the intangible asset, with lower revenue assumptions, and as of December 31, 2013 determined the fair value to be $182,000, resulting in a non-cash impairment charge of $239,000.  We engaged an outside firm that specializes in valuation work to perform the valuation assessment.

Income Tax Benefit (Expense)

There was no income tax expense for 2013, compared to $396,000 of income tax expense for 2012.  The effective tax rate was 0% in 2013 and 4.3% in 2012.  We have deferred tax assets and liabilities attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  We have determined, at both December 31, 2013 and 2012, that it is not more likely than not that our deferred tax assets would be recoverable and, accordingly have set up a full valuation allowance for the deferred tax assets at December 31, 2013 and 2012.

Preferred Stock Dividends

The Company has three series of Convertible Preferred Stock which pay dividends at annual specified rates.  The three series are: 7% Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, which has a 7% dividend rate, and the Series D Convertible Preferred Stock, which has a 8% dividend rate.  See further discussion on the Convertible Preferred Stock in Note 11 to the Financial Statements. Dividends paid during 2013, which were paid in common stock, were valued at issuance as follows: to Series B, 71,050 shares valued at $56,840, to Series C, 437,500 shares valued at $350,000 and to Series D, 1,341,902 shares valued at $873,568.

Deemed Dividend on Preferred Stock

The deemed dividend on preferred stock is an amount calculated, at the time of issuance of the convertible preferred stock, by comparing the effective conversion price of the preferred stock to the market price of the Company stock.  The difference in these two amounts yields a deemed dividend on the Convertible Preferred Stock, a non-cash charge.  During 2013 the Company recorded a deemed dividend upon the issuance of Series D Preferred Convertible Stock during the first quarter in the amount of $509,000.  During 2012 the Company recorded deemed dividends upon the issuance of Series D Preferred Convertible Stock during the fourth quarter in the amount of $1,160,000.

Comparison of 2012 to 2011

The result of operations described below includes the Business Advisory Solutions segment for the entire years of 2012 and 2011.  The Energy Solutions segment began with the acquisition of Greenhouse Holdings, Inc. on March 5, 2012; hence, operating results for this segment are only included from March 5, 2012 through December 31, 2012.  We acquired Ecological, LLC, also part of our Energy Solutions segment, on December 31, 2012; and accordingly, only the balance sheet accounts have been consolidated and no operating results are included in the financial results for the year ended December 31, 2012.

Net Revenue

Total revenue for the year ended December 31, 2012 was $19,472,015 as compared to $17,946,089 for the year ended December 31, 2011, a net increase of $1,525,926, or 8.5%.  Revenue by segment was as follows:

	Year Ended December 31st
	2012	2011	% growth

Business Advisory Solutions Revenue	$16,524,648	$17,946,089	-7.9%

Energy Solutions:
GHH (Acquired March 2012)	2,947,367	-
Ecological (Acquired December 2012)	-	-
Total Energy Solutions Revenue	2,947,367	-

Total Revenue	$19,472,015	$17,946,089	8.5%

Business Advisory Solutions Segment

Revenue for the BAS segment for the year ended December 31, 2012 decreased 7.9% as compared to the year ended December 31, 2011.  We had anticipated significant revenue in 2012 based on executed statements of work with large clients that did not materialize as clients continued to defer projects that had been discussed and put in place. We believe this deferral from 2012 agreements in place was largely due to an uncertain political environment and the election year.  Also, in 2011 we lost 3 large customers in the Kansas City market due to their decision to take their IT operations offshore and in-house.  These two factors were the main reason for the decline in 2012 revenue as compared to 2011.

Energy Solutions Segment

Revenue related to the ES segment, which is generated from utility programs, demand response, energy efficiency, and controls and automation efforts was $2,947,367 for 2012 and was completely incremental as compared to 2011.

Gross Margin

Gross margin (revenue less cost of revenues, defined as all costs for billable staff for the BAS segment and cost of goods for the ES segment) increased from $4,688,000 in 2011 to $4,798,000 in 2012, but declined on a percentage basis, from 26.1% in 2011 to 24.6% in 2012 on a company-wide basis.  This improvement of $110,000 was primarily due to the incremental revenue from the ES segment.  Gross margin in the BAS segment dropped from 26.1% in 2011 to 24.9% in 2012.  The ES segment achieved a gross margin of 23.3%.  This is below management’s targeted gross margin of 30% for this segment.  The Company has spent a great deal of focus and time since the March 5, 2012 acquisition integrating Greenhouse Holdings, Inc., evaluating its revenue targets and streams, operations and key personnel.  As of mid to late fourth quarter 2012, the Company believed it had the business model aligned for optimal growth, as evidenced by the execution of over $10,000,000 in contracts as of March 2013 (more than three times the entire revenue for 2012).

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased from $5,845,000 and 32.6% of revenue  for the fiscal year ended December 31, 2011 to $8,187,000 and 42.0% of revenue  for the fiscal year ended December 31, 2012; an increase of $2,342,000 or 40%. Of this increase in 2012, the addition of the ES business segment accounted for $2,214,000, or 94.5% of the total increase (discussed below).  Excluding the ES segment, SG&A expenses would have been $5,973,000 or 30.7% of revenue  for the fiscal year ended December 31, 2012 compared to $5,845,000 and 32.6% of revenue for the fiscal year ended December 31, 2011, or an increase of $128,000.  To properly evaluate SG&A expenses, an analysis of i) BAS segment SG&A expenses, ii) “corporate” overhead SG&A expenses, and iii) ES segment costs must be examined.

BAS Segment

SG&A expenses in the BAS segment decreased to $1,874,000 in 2012 as compared to $2,607,000, a decrease of 733,000 or 28.1%.  Expenses in this segment were tightly managed in an environment of reduced revenue.  BAS expenses as a percentage of segment revenue decreased to 11.3% in 2012 from 14.5% in 2011.

ES Segment

SG&A expenses in the ES segment, which began operations in March 2012 upon the acquisition of GHH, were $2,096,000 in 2012 and were completely incremental as compared to 2011.  Included in the ES SG&A expenses for 2012 were one-time costs related to legal settlements and fees associated with the GHH acquisition of $514,000.

Corporate Overhead

Corporate Overhead SG&A expenses increased to $4,217,000 in 2012 from $3,237,000 in 2011, an increase of $980,000 or 6.6%.  The main drivers of the increase were additional labor expense of $194,000, increased accounting and legal fees of $131,000, one time investment advisory fees in connection with the GHH acquisition of $240,000, and increased non-cash stock option/warrant expense of $533,000.  The growth in corporate labor was due to new infrastructure positions in the corporate office.  The increased accounting and legal fees as well as the one time advisory fees were directly related to the acquisition of GHH.  The increase in stock option/warrant expense was primarily related to issuances to new and existing Board members as the Company expanded the number of Board members by five during 2012.

Other Income (Expense)

Other Income (Expense) for 2012 resulted in an expense of $5,667,000 as compared to income of $667,000 in 2011.  The components of the net expense are discussed below.

Derivative (expense) income

From May 2010 through 2012, the Company issued Series B Preferred Stock, Debentures, Series C Preferred Stock, 7% Convertible Redeemable Promissory Notes, and Series D Preferred Stock, all with detachable common stock purchase warrants deemed to be derivative instruments. These warrants are recorded as a derivative liability and “marked-to-market” based on fair value estimates at each reporting date.  Collectively, these derivatives were valued at an estimated fair value of $2,475,000 at December 31, 2012, with the change (increase) in value since December 31, 2011 of $895,000, being recognized as derivative (non-cash) expense on the statement of operations for 2012.  For the year ended December 31, 2011, the change in derivative valuation for the like period was income of $1,538,000.

Goodwill impairment

We completed an annual goodwill impairment evaluation for 2012 applying both the Step 1 and Step 2 tests as prescribed by FASB ASC 350. In determining impairment charges, the Company uses various valuation techniques including both the income approach and market approach for each reporting unit. During 2012, the Company recorded a goodwill impairment write-down of $4,378,000 related to its Energy Solutions segment, which is reflected in the Statement of Operations. Since the acquisition, management has worked closely with the Energy Solutions segment to focus and refine its revenue targets and streams, business plan and cross selling opportunities with the Business Advisory Solutions business segment.  Based on the Step 1 and Step 2 testing for the Energy Soltuions segment, with assistance provided by an experienced independent valuation firm, we concluded that a noncash impairment write-down in 2012 of $4,378,000 was appropriate.  For the year ended December 31, 2011 the Company recorded a goodwill impairment charge of $576,000.

Interest Expense – Debt Discount

As a result of the initial recording of the Promissory Notes described above, we were required to record a debt discount (contra-liability account) at issuance of the Promissory Notes. Inasmuch as the Promissory Notes were mandatorily converted into Series D Preferred Stock only 46 days after their issuance, accounting rules required that the unamortized balance of the debt discount be written off (noncash) and charged to the statement of operations for the year ended December 31, 2012 and Interest expense – debt discount in the amount of $354,000 was recorded.  For the year ended December 31, 2011 the Company recorded Interest expense - debt discount in the amount of  $257,000.

Income Tax Benefit (Expense)

.The effective income tax rate for 2012 was a tax expense of (4.3%) versus a benefit of 109.1% in 2011.  The effective tax rate is impacted by “permanent” differences between “book” taxable income and “tax” taxable income, and is primarily due to: i) the book recording of the noncash goodwill impairment write-down of $4,378,000, ii) the book recording of the noncash derivative expense of $895,000, iii) the 2012 increase in the deferred tax asset valuation allowance of $1,506,000, iv) state taxes, net of federal benefit of ($237,000), and v) noncash stock warrant and option compensation expense of $776,000.

Income tax expense was $396,000 in 2012 versus a benefit of $713,000 in 2011.  We account for income taxes under FASB ASC Topic 740 “Income Taxes”.  Under FASB ASC Topic 740-10-30, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income.  To the extent that we believe any amounts are not more likely than not to be realized through the reversal of the deferred tax liabilities and future income, we record a valuation allowance to reduce its deferred tax assets.  We made the assessment in the fourth quarter of 2012 that a full valuation allowance for the all deferred tax assets should be provided based on consideration of the net operating losses for the past two years, the results of the ASC 350 analysis and resulting goodwill impairment charge of $4,378,000 in its

Energy Solution business segment and the uncertainty surrounding the potential future integration of expenses associated with the acquisition of Ecological, LLC on December 31, 2012, that it was no longer, at this time, more likely than not that the deferred tax assets would be recoverable.  In accordance with FASB ASC 740, management will continue to monitor the status of the recoverability of deferred tax assets.  Hence, this position resulted in  tax expense  of $396,000 for 2012 as compared to the tax benefit recognized in 2011.

Preferred Stock Dividends

The Company has three series of Convertible Preferred Stock which pay dividends at annual specified rates.  The three series are: 7% Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, which has a 7% dividend rate, and the Series D Convertible Preferred Stock, which has a 8% dividend rate.  See further discussion on the Convertible Preferred Stock in Note 11 to the Financial Statements. Dividends paid during 2012, which were paid in common stock, were valued at issuance as follows: to Series B, 61,338 shares valued at $45,390 and to Series C, 354,730 shares valued at $262,500.  In 2011 dividends of $44,427 were paid to Series B shareholders.

Deemed Dividend on Preferred Stock

The deemed dividend on preferred stock is an amount calculated, at the time of issuance of the convertible preferred stock, by comparing the effective conversion price of the preferred stock to the market price of the Company stock.  The difference in these two amounts yields a deemed dividend on the Convertible Preferred Stock, a non-cash charge.  During 2012 the Company recorded a deemed dividend upon the issuance of Series D Preferred Convertible Stock during the first quarter in the amount of $1,160,000.  During 2011 the Company recorded deemed dividends upon the issuance of Series C Preferred Convertible Stock in the amount of $1,969,000.

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

We predominately use discounted cash flow models derived from internal budgets in assessing fair values for our impairment testing.  Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures, and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flows is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair values. In the event that our management determines that the value of intangible assets have become impaired using this approach, we will record an accounting charge for the amount of the impairment.  We have engaged an independent valuation expert to assist us in performing the valuation and analysis of fair values of goodwill and intangibles.

Derivative Warrant Liability

The Company evaluates warrants issued in connection with debt and preferred stock issuances to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for..  This accounting treatment requires that the carrying amount of any embedded derivatives be marked-to-market at each balance sheet date and carried at fair value.  In the event that the fair value is recorded as a liability, as is the case with the Company, as our only derivatives are related to common stock warrants issued in direct connection with debt and preferred stock issuances, the change in the fair value during the period is recorded in the Statement of Operations as either income or expense. Upon conversion or exercise, the derivative liability is marked to fair value at the conversion date and then the related fair value is reclassified to equity.  The fair value at each balance sheet date and the change in value for each class of warrant derivative is disclosed in detail in Note 11 to the Financial Statements.

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

We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain financial instruments and contracts, such as debt financing arrangements, the issuance of preferred stock with detachable common stock warrants features that are either i) not afforded equity classification, ii) embody risks not clearly and closely related to host contracts, or iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

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

Recent Accounting Pronouncements

Since January 1, 2013, there have been several new accounting pronouncements and updates to the Accounting Standards Codification.  Each of these updates has been reviewed by Management who does not believe their adoption has had or will have a material impact on the Company’s financial position or operating results.

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

Employee Benefit Plan

We have a 401(k) plan that covers substantially all employees. Plan participants can make voluntary contributions of up to 15% of compensation, subject to certain limitations, and we match a portion of employee contributions. Total contributions to the plan for the years ended December 31, 2013 and 2012 were approximately $62,007 and $22,925 respectively, not including forfeitures that are applied to the contributions by the Company.

Financial Condition and Liquidity

As of December 31, 2013, we had cash and cash equivalents of $7,004,000, compared to $4,471,000 at December 31, 2012, an increase of $2,533,000.  The increase is primarily attributable to the closing of the 2nd and 3rd rounds of financing related to the sale and issuance of the Series D Preferred Stock in January and February 2013, resulting in total net proceeds of $5,452,000, offset by net use of cash in operations for the year ended December 31, 2013 of $3,165,000.  We continue to use our revolving line of credit to fund operations and increased our end of year balance by $1,407,000 over the prior year balance.  As of December 31, 2013 our available borrowings under our revolving line of credit were $497,000.

The goal of the Company from a liquidity perspective is to use operating cash flows to fund day to day operations.  In both 2013 and 2012 we have not met this goal as cash flow from operations has been a net use of $3.2 million and $3.4 million, respectively.  Our high use of cash over the past two years has been predominantly caused by a slower than expected pace of revenue growth, increased costs associated with acquisitions and integration of the acquisitions.  The Company is still focused on achieving its liquidity goal.

Working capital was $4,177,000 and $3,627,000, at December 31, 2013 and 2012, respectively, an increase of $550,000. The increase is driven primarily by an increase in cash on hand as a result of the 2nd and 3rd rounds of the Series D Preferred Stock financing and an increase in costs and estimated earnings in excess of billings of $656,000; offset by an increase in the outstanding balance on the line of credit of $1,407,000 and an increase in accounts payable and accrued expenses of $909,000.

 Non-current liabilities at December 31, 2013 are $817,000, and primarily consist of a derivative liability related to the current valuation of all outstanding common stock purchase warrants, of $727,000. Shareholders’ Equity was $16,922,000 at December 31, 2013 (representing 68.7% of total assets), compared to a balance at December 31, 2012 of $16,445,000 (representing 71.3% of total assets).

Line of Credit

The Company closed on a new asset based revolving line of credit on July 5, 2013 with a financial institution, increasing the borrowing base to 80% of eligible receivables or $3,000,000. In accordance with this new facility, the Company is required to maintain a compensating balance of $3 million on account at this financial institution.  However, the loan terms include a release provision on the compensating balance, reducing it as the Company meets net operating income thresholds set forth in the loan agreement.

Cash Flows from Operating Activities

During the year ended December 31, 2013, net cash used in operating activities was $3,160,000 as compared to net cash used in operating activities of $3,362,000 during the year ended December 31, 2012, a decrease of $202,000.  The net cash used during 2013 was primarily attributable to: i) the net loss of $6,126,000, ii) increased by the non-cash impairment charge of $4,710,000 and decreased by the non-cash income from change in value of derivatives $2,150,000, iii) the increase in accounts payable and accrued expenses of $914,000, and iv) the increase in costs and estimated earnings in excess of billings of $656,000.

Cash Flows from Investing Activities

Cash used in investing activities during the year ended December 31, 2013 was $1,166,000 and was comprised primarily by the funding of a project that was in progress at year end in the amount of $859,000 and the cash paid in connection with the acquisition of Root9B (see discussion above) of $348,000.  The project that was in progress was a solar project that was worked on during 2013 and had final completion and was placed in service in January 2014. The solar project is structured where the Company has executed a Power Purchase Agreement (PPA) with the customer which provides for ongoing revenue over a 25 year period.

Cash Flows from Financing Activities

Cash provided from financing activities of $6,859,000 for the year ended December 31, 2013 was comprised primarily of the 2nd and 3rd issuances of the Series D Preferred Stock in January and February 2013, respectively, with net proceeds of $5,452,000 and net proceeds from use of the line of credit of $1,407,000.

The following table represents the company’s most liquid assets:

	2013	2012
Cash and cash equivalents	$7,003,773	$4,471,102
Marketable securities	36,510	31,107
Investment in cost method investee	100,000	100,000
	$7,140,283	$4,602,209

We will need to raise additional funds in order to fund future business acquisitions. and we may need to raise additional funds in future years for operations unless positive cash flow is achieved.  Financing transactions may include the issuance of equity or debt securities, and obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock, or if the Company continues to incur losses could make it more difficult to obtain financing through the issuance of equity or debt securities.  Furthermore, if we issue additional equity or debt securities, stockholders will likely experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional financing may restrict our ability to grow. If we are unable to obtain additional financing, we will be required to further curtail our plans to acquire additional businesses.

Outlook

The Company has spent the past two years pulling together core pieces that were needed for a baseline of expertise for all of our targeted services and solutions.  Integration of the acquired businesses, from an operational aspect, has been accomplished and areas for synergistic cross selling will be sought as we move forward in 2014.  The segments we focus on, cyber, energy, and business solutions, are areas where rapid change, visibility, and criticality continue to increase which continues to generate areas of significant opportunity for the Company.  A priority will be for us to continue to expand our expertise in our core areas while keeping pace with the changing environment so that our solutions continue to be relevant and show value.

As we continue to work with clients we see an increased emphasis on mitigating risk, controlling costs effectively, improving performance, and managing the complex regulatory/compliance environments that continue to change. Across all industries we see an increase in automation (computers, PDA’s, robotic production lines, communication devices, etc.).  With this increase in automation we see that energy and cyber security initiatives are moving to the top of the priority list for company initiatives.  Drivers related to energy management are becoming a critical part of strategic (disaster recovery, business continuity) and financial (cost control and management) initiatives as the importance of energy is now a “life-line” that businesses must account for in order to survive.  This increase in automation has moved cyber security to the forefront for companies in relation to risk and impact.  Automation within organizations has developed quickly and the need to use automation to increase work efficiency and also provide for more accessibility, has now increased business and financial risk exponentially.  Understanding cyber risks, exposures and managing them is one of the most complex issues in business today.  The ongoing trend is that cyber is also moving into the regulatory/compliance arena beyond what it has traditionally been.  We see these trends being a good fit for our business model although we can not assure that we can fully take advantage of the same.

Being versed in all of these areas (cyber security, energy, and business performance) and understanding the inter-dependencies is a unique positioning that Premier has and can lead to being a differentiator for our business.  Our ability to integrate our organization completely across our business segments and leverage our expertise to create solutions that account for all areas will be a central focus for the organization in 2014.   In doing this, we will execute on our initiatives designed to increase our relevancy with customers and strengthen our value  proposition in the market.

Contractual Obligations

As of December 31, 2013, our contractual obligations consisted of the following lease and other contractual obligations:

2014	$492,281
2015	$408,137
2016	$252,727
2017	$189,767
2018	$47,933

The leases cover office premises and leased vehicles.  Of these leases a total of $20,706 is allocated for vehicle leases and $1,213,087 is for office premises. Non-cancellable contracts with talent acquisition search engines account for $40,405 of the obligations.  The above schedule of contractual obligations does not include dividends on preferred stock as they have not been declared and, further, at the Company’s option may be paid in shares of the Company’s common stock.  We have several employment agreements in place with key management which are in the normal course and have not been included in the above table.

As described above, we have a loan agreement for a line of credit with a financial institution providing for a maximum line of credit of $3,000,000 as of December 31, 2013.

Off-Balance-Sheet Arrangements

The 7% Series B Convertible Preferred Stock accrues 7 percent per annum dividends. Dividends are payable annually in arrears.  At December 31, 2013, $56,840 of dividends has accrued on these shares, respectively.  However, they are unrecorded on the Company’s books until declared. On January 16, 2014, we declared dividends on our Convertible Series B Preferred Stock and we paid the dividends in shares of our common stock.  On January 16, 2014, we issued 98,003 shares of our common stock to the 7% Series B Convertible Preferred Stockholders.

The 7% Series C Convertible Preferred Stock accrues 7 percent per annum dividends. Dividends are payable annually in arrears. At December 31, 2013, $350,000 of dividends has accrued on these shares. However, they are unrecorded on our books until declared. On January 16, 2014, we declared dividends on our 7% Series C Convertible Preferred Stock and we paid the dividends in shares of our common stock.  On January 16,  2014, we issued 603,448 shares of our common stock to the 7% Series C Convertible Preferred Stockholders.

As of December 31, 2013, and during the prior year then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, in light of the weaknesses in internal controls over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective at December 31, 2013.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting . Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and includes those policies and procedures that:

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

Management, with the participation of the CEO, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – 1992 Integrated Framework. During 2013 the Company discovered issues in the accounting related to derivative instruments (warrants) that required the restatement of the financial statement for 2012, 2011, and 2010.  The issues related to the derivatives were, i) the Company had erroneously set up deferred tax assets related to the derivative liability for the Company’s warrants for common stock, ii) the Company had used the Black-Scholes method for valuing the outstanding warrants and it was determined that certain of the warrants contained “down round protection” and should have been valued using a binomial methodology and, iii) the Company discovered that the detachable warrants issued in conjunction with the Series B Preferred Stock issuance in 2010 had never been recorded as a derivative liability.  These issues and the details of the subsequent restatement of the financial statements are fully discussed in the Form 10K/A for the period ending December 31, 2012.

Based on the above, our management, with the participation of the CEO, concluded that as of December 31, 2013, our internal control over financial reporting was not effective and did not provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  We have addressed our internal control over financial reporting with the four remediation controls discussed in the next section which were operating as of the date of the filing of this Form 10K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has taken steps to enhance its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  The controls that have been implemented are as follows:

•
The Company has reviewed the work flow surrounding its monthly, quarterly and annual financial reporting to ensure that appropriate reviews are timely.  The Company has implemented a review matrix which documents the owner and reviewer of each area of disclosure.

•
The Company has formed a Disclosure Committee made up of key members of management and finance.  The role of the committee is to review and discuss the Company’s disclosure requirements and key disclosures.

•
The Company has adopted a policy to determine the need for engaging outside expertise and review for complex technical accounting issues that may arise.  If such an issue arises and meets the parameters outlined in the policy, the Company will engage outside expertise.

•
The Company previously committed to adding additional staff to help review and participate in the process, initially this was thought to be a CPA; however the Company assessed other approaches and with the policy change above and the addition of a Chief Operating Officer who has deep experience with SEC filings and disclosures we believe this provides the appropriate additional detail level of review of the Company’s disclosures and technical accounting issues.

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

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our definitive proxy statement relating to our 2014 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 11.              EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive proxy statement relating to our 2014 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive proxy statement relating to our 2014 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive proxy statement relating to our 2014 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement relating to our 2014 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

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

4.2
Amended and Restated Certificate of Designations, Powers, Preferences a Preferences and other Rights and Qualifications of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of the Registrant filed with the Commission on March 7, 2011).

4.3
Certificate of Designations, Powers, Preferences a Preferences and other Rights and Qualifications of the Series D Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K/A of the Registrant filed with the Commission on January 31, 2013)

10.1
Form of Subscription Agreement by and between the Registrant and the Series D Redeemable Convertible Preferred Stock holders (incorporated by reference to  Exhibit 10.1 to Current Report on Form 8- K of the Registrant filed with the Commission on  January 2, 2013).

10.2
Form of Warrant issued to the Series D Redeemable Convertible Preferred Stock holders (incorporated by reference to Exhibit 10.2 to Current Report on Form  8-K of the Registrant filed  with the Commission on January 2, 2013).

10.3
Employment Agreement between the Registrant and Mark Elliott dated August 9, 2013 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Registrant filed with the Commission on August 14, 2013).

10.4
Agreement and Plan of Merger dated November 13, 2013, between the Registrant, Root9B Partners, LLC, a North Carolina limited liability company and Root9B LLC, a Colorado limited liability company (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Registrant filed with the Commission on November 19, 2013).

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

PREMIER ALLIANCE GROUP, INC.

Date: March 28, 2014	By:	/s/ Kent Anson
Kent Anson, Chief Executive Officer
Date: March 28, 2014	By:	/s/ Kenneth T Smith
Kenneth T. Smith, Chief Financial Officer and Principal Accounting Officer

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: March 28, 2014	By:	/s/ Mark S Elliott
Mark S. Elliott, COO, Director
Date: March 28, 2014	By:	/s/ Joseph J. Grano Jr.
Joseph J. Grano, Jr., Chairman, Director
Date: March 28, 2014	By:	Isaac Blech
Isaac Blech, Director
Date: March 28, 2014	By:	/s/ Kevin T Carnahan
Kevin T. Carnahan, Director
Date: March 28, 2014	By:	____________________
John Catsimatidis, Director
Date: March 28, 2014	By:	/s/ Wesley Clark
Wesley Clark, Director
Date: March 28, 2014	By:	/s/ Patrick J Kolenik
Patrick J. Kolenik, Director
Date: March 28, 2014	By:	/s/ Gregory C Morris
Gregory C. Morris, Director
Date: March 28, 2014	By:	/s/ Harvey Pitt
Harvey Pitt, Director
Date: March 28, 2014	By:	/s/ Seymour Siegel
Seymour Siegel, Director
Date: March 28, 2014	By:	/s/ Cary W Sucoff
Cary W. Sucoff, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Premier Alliance Group, Inc. and subsidiaries
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Premier Alliance Group, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP

Charlotte, North Carolina
March 28, 2014

(F-1)

PREMIER ALLIANCE GROUP, INC.
BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

	December 31,	December 31,
ASSETS	2013	2012

CURRENT ASSETS:
Cash	$7,003,773	$4,471,102
Accounts receivable, net	2,788,209	2,689,724
Marketable securities	36,510	31,107
Cost and estimated earnings in excess of billings	1,018,141	361,858
Prepaid expenses and other current assets	160,480	142,668

Total current assets	11,007,113	7,696,459

Construction in Progress – at cost	859,161	-

Property and Equipment - at cost less accumulated depreciation	593,025	540,570

OTHER ASSETS:

Goodwill	10,715,807	13,153,497
Intangible assets – net	803,493	1,155,949
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers’ life insurance	416,265	365,830
Deposits and other assets	74,045	62,032

Total other assets	12,109,610	14,837,308

TOTAL ASSETS	$24,568,909	$23,074,337

(F-2)
See Notes to Financial Statements

	December 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2013	2012

CURRENT LIABILITIES:
Note payable	$2,721,239	$1,094,263
Current portion of long-term debt	3,846	175,785
Accounts payable	2,227,840	1,397,837
Billings in excess of costs and estimated earnings	122,139	165,865
Accrued expenses and other current liabilities	1,754,854	1,235,259

Total current liabilities	6,829,918	4,069,009

NONCURRENT LIABILITIES:

Long term debt – net of current portion	5,426	-
Derivative liability	726,993	2,475,159
Deferred tax liability	85,000	85,000

Total noncurrent liabilities	817,419	2,560,159

STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value, 4,985,000 and 0 shares authorized at December 31, 2013 and 2012, respectively no shares issued or outstanding	-	-
Class B convertible preferred stock, no liquidation preference $.001 par value, 2,000,000 shares authorized, 1,160,000 shares issued and outstanding.	1,160	1,160
Class C convertible preferred stock, $.001 par value, 2,500,000 shares authorized, 2,380,952 shares issued and outstanding	2,381	2,381
Class D convertible preferred stock, $.001 par value, 15,000 shares authorized, 13,376 and 7,796 shares issued and outstanding at December 31, 2013 and 2012, respectively	13	8
Common stock, $.001 par value, 90,000,000 shares authorized, 27,465,836 and 22,331,687 shares issued and outstanding at December 31, 2013 and 2012, respectively	27,466	22,332
Additional paid-in capital	39,193,174	30,805,827
Accumulated deficit	(22,302,622)	(14,386,539)
Total stockholders’ equity	16,921,572	16,445,169

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,568,909	$23,074,337

(F-3)
See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	December 31,	December 31,
	2013	2012
NET REVENUE	$26,399,916	$19,472,015

OPERATING EXPENSES:
Cost of revenues	20,845,516	14,673,811
Selling, general & administrative	9,214,410	8,186,511
Depreciation and amortization	380,951	242,650

Total operating expenses	30,440,877	23,102,972

LOSS FROM OPERATIONS	(4,040,961)	(3,630,957)

OTHER INCOME (EXPENSE):
Derivative (expense) income	2,149,951	(894,512)
Adjustment to estimates recorded at acquisition	431,919	-
Interest expense, net	(44,270)	(86,040)
Interest expense – debt discount	-	(353,656)
Goodwill impairment	(4,472,089)	(4,378,182)
Intangibles impairment	(238,803)	-
Other income (expense)	87,799	45,698

Total other (expense) income	(2,085,493)	(5,666,692)

INCOME (LOSS) BEFORE INCOME TAXES	(6,126,454)	(9,297,649)

INCOME TAX BENEFIT (EXPENSE)	-	(396,000)

NET INCOME (LOSS)	(6,126,454)	(9,693,649)

PREFERRED STOCK DIVIDENDS	(1,280,408)	(321,218)
DEEMED DIVIDEND ON PREFERRED STOCK	(509,184)	(1,160,278)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(7,916,046)	$(11,175,145)

Net income (loss) income per share:
Basic	(0.33)	(0.79)
Diluted	(0.33)	(0.79)
Weighted average number of shares:
Basic	24,052,686	14,057,162
Diluted	24,052,686	14,057,162

(F-4)
See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
	Class B		Class C		Class D				Additional	Retained Earnings	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2011	1,160,000	$1,160	2,380,952	$2,381			8,146,325	$8,146	$9,968,098	$ (3,211,394)	$6,768,391
Stock warrants issued for services									159,977		159,977
Stock options issued for services rendered									618,669		618,669
Issuance of common stock as dividends on Preferred B and Preferred C stock							416,070	416	320,802	(321,218)
Issuance of shares in GHH acquisition, net of $509,562 acquisition costs							7,114,482	7,115	6,917,023		6,924,138
Issuance of shares to placement agent in GHH acquisition							104,906	105	120,534		120,639
Issuance of common stock in lieu of warrants							13,001	13	7,787		7,800
Issuance of common stock in Ecological acquisition, net of $37,324 issuance costs							6,381,059	6,381	4,805,900		4,812,281
Issuance of shares to placement agent in Ecological acquisition							155,844	156	119,844		120,000
Beneficial conversion feature associated with issuance of 7% Promissory Notes									251,828		251,828
Deemed dividend on preferred stock from conversion of 7% Promissory Notes									552,966	(552,966)	--
Issuance of preferred stock from conversion of 7% Promissory Notes					750	1			617,034		617,035
Deemed dividend on preferred stock									607,312	(607,312)	--
Issuance of preferred stock, net of issuance costs					7,046	7			6,234,893		6,234,900
Record the derivative liability associated with the issuance of the preferred stock									(496,840)		(496,840)
Net Loss										(9,693,649)	(9,693,649)
Balance at December 31, 2012	1,160,000	$1,160	2,380,952	$2,381	7,796	$ 8	22,331,687	$22,332	$30,805,827	$(14,386,539)	$ 16,445,169

(F-5)
See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Continued)

	Class B		Class C		Class D				Additional	Retained Earnings	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid -In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Issuance of preferred stock, net of issuance costs					6,080	6			5,452,144		5,452,150
Record the derivative liability associated with the issuance of the preferred stock									(401,785)		(401,785)
Deemed dividend on preferred stock									509,184	(509,184)	--
Issuance of common stock as dividends on Preferred B, C and D stock							1,850,452	1,850	1,278,558	(1,280,408)	--
Stock warrants issued for services									5,786		5,786
Stock options issued for services rendered									188,016		188,016
Conversion of 925 shares of Preferred D stock to common stock					(500)	(1)	1,000,000	1,000	(1,000)
Issuance of Common Stock							308,000	308	208,032		208,340
Retirement of escrowed Common Stock related to GHH acquisition							(266,238)	(266)	(239,348)		(239,614)
Issuance of Common Stock in Root9B Acquisition							2,241,935	2,242	1,387,758		1,390,000
Net Loss										(6,126,454)	(6,126,454)
Rounding									2	(37)	(36)
Balance at December 31, 2013	1,160,000	$1,160	2,380,952	$2,381	13,376	$13	27,465,836	$27,466	$39,193,174	$(22,302,622)	$ 16,921,572

(F-6)
See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	December 31,	December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(6,126,454)	$(9,693,649)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	380,951	242,650
Amortization / write-off of debt discount	-	353,656
Increase in cash surrender value of officers’ life insurance	(50,435)	(13,795)
(Income) loss from change in value of derivatives	(2,149,951)	894,512
Adjustment to estimates recorded at acquisition	(431,919)	-
Deferred income tax	-	396,000
Common stock issued for services	-	120,000
Stock option / warrant compensation expense	193,802	778,646
Impairment of goodwill and intangible assets	4,710,892	4,378,182
Equity in (gain) loss of equity-method investee	-	58,842
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	126,918	(273,791)
Decrease (increase) in marketable securities	(5,403)	(253)
Increase in costs and estimated earnings in excess of billings	(656,283)	(225,464)
Increase in prepaid expenses	(3,586)	(24,956)
Increase in deposits and other assets	(18,616)	(8,818)
Increase (decrease) in accounts payable and accrued expenses	914,073	(317,352)
Increase (decrease) in billings in excess of costs and estimated earnings	(43,726)	(136,062)
Decrease (increase) in income taxes receivable	-	109,967
Net cash used in operating activities	(3,159,737)	(3,361,685)

Cash flows from investing activities:
Cash paid for construction in progress	(859,161)	-
Cash paid in acquisitions	(347,886)	(2,000,000)
Issuance of notes receivable	-	(195,229)
Deferred stock issuance costs	-	(192,891)
Cash acquired in acquisitions	82,352	106,641
Purchases of property and equipment, net	(41,703)	(10,563)
Net cash used in investing activities	(1,166,398)	(2,292,042)

Cash flows from financing activities:
Issuance of Convertible Promissory Notes	-	635,886
Class D Preferred stock issuance	5,452,150	6,234,900
Stock issuance transaction costs	-	(37,324)
Common stock issued in lieu of warrants	-	7,800
Net payments on long-term debt	-	(119,103)
Net proceeds from line of credit	1,406,656	351,263
Net cash provided by financing activities	6,858,806	7,073,422

Net (decrease) increase in cash	2,532,671	1,419,695

Cash - beginning of period	4,471,102	3,051,407

Cash - end of period	$7,003,773	$4,471,102

(F-7)
See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	2013	2012

Cash payments for:
Interest	$44,270	$86,040

Income taxes	$0	$0

Summary of non-cash operating, investing and financing activities:
Issuance of 7,114,482 shares of common stock in GHH Acquisition	$0	$7,433,700
Issuance of 104,906 shares of common stock to placement agent in connection with GHH acquisition	$0	$120,639

Issuance of 6,381,059 shares of common stock in Ecological acquisition	$0	$4,849,605
Issuance of 750 shares of Series D Preferred Stock in mandatory conversion of 7% Promissory Notes	$0	$617,035
Issuance of 155,844 shares of common stock to registered investment advisor in connection with Ecological acquisition	$0	$120,000
Stock warrants issued for services rendered	$5,786	$159,977
Stock options issued for services rendered	$188,016	$618,669

Stock options issued in acquisition	$0	$0

Stock issued in lieu of warrants	$0	$7,800

Issuance of 2,241,935 shares of common stock in Root9B Acquisition	$1,390,000	$0

Issuance of 308,000 shares of common stock	$208,340	$0

(F-8)
See Notes to Financial Statements

PREMIER ALLIANCE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

Note 1 - Description of Business and Summary of Significant Accounting Policies:

Description of Business

We are a provider of Cyber Security, Energy, and Business Advisory Solutions delivering integration and consulting services. We help clients in diverse industries improve performance, comply with complex regulations, reduce costs, leverage and integrate technology, and stimulate growth. We team with our clients to deliver sustainable and measurable results. Our primary focus is using our expertise on issues related to three key areas for customers; (i) cyber security, (ii) energy usage and strategy, and (iii) performance, risk and compliance initiatives.  We work with our customers to assess, design, and provide customized advice and solutions that are tailored to address each client’s particular needs. We provide solutions and services to a wide variety of organizations including Fortune 500 companies, medium-sized businesses and governmental entities.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned.  All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the Company’s consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid investments having an original maturity of three months or less to be cash equivalents.  Amounts invested may exceed federally insured limits at any given time.  As a result of the Company’s cash management system, checks issued but not presented to the banks for payment may create negative book cash balances. Such negative balances are included in trade accounts payable and totaled $0 and $184,889 at December 31, 2013 and 2012, respectively.

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents.  The Company places its cash and cash equivalents on deposit with financial institutions in the United States.  The Company from time to time may have amounts on deposit in excess of the insured limits (FDIC limits are $250,000).  The Company periodically assesses the financial condition of the institutions and believes that the risk of loss is remote.

      Notes receivable:

Notes receivable are recorded at the amounts advanced under the respective note and security agreements.  The Company analyzes each note for impairment of possible credit losses at each reporting period.  Any allowances for credit losses are recorded in the statement of operations in the period such losses become determinable.

Accounts receivable:

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses, if any.  At December 31, 2013 and 2012, the allowance for doubtful accounts was $252,864 and $83,325, respectively.

Marketable securities:

Marketable equity securities are accounted for as trading securities and are stated at market value with unrealized gains and losses accounted for in other income (expense).

Property and equipment:

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years.  Maintenance and repair costs are expensed as incurred.  Gains or losses on dispositions

(F-9)

 are reflected in income.  Property and equipment includes equipment under capital leases of $35,469 at both December 31, 2013 and 2012.  Amounts included on the balance sheet at December 31, 2013 and 2012 under capital leases are net of accumulated depreciation of $22,464 and $15,370, respectively.

       Valuation of goodwill and intangible assets:

Our intangible assets include goodwill, trademarks, non-compete agreements, patents and purchased customer relationships, all of which are accounted for based on Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 350 Intangibles-Goodwill and Other. As described below, goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated period of benefit, ranging from two to eight years. Such valuations require critical estimates and assumptions which include, but are not limited to i) information included in our business plan, ii) estimated cash flows, and iii) discount rates.

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

The impairment test for the other intangible assets is performed by comparing the carrying amount of the intangible assets to the sum of the undiscounted expected future cash flows whenever events or circumstances indicate that an impairment may have occurred. If the sum of the future undiscounted cash flows is less than the carrying amount of the intangible asset or to its related group of assets, an impairment charge is recorded to the extent that the carrying amount of the intagible asset exceeds its fair value.

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

The Company completed an annual goodwill impairment evaluation for the years ended December 31, 2013 and 2012.  Our  annual goodwill impairment testing date is October 1 of each year. In determining impairment charges, the Company uses various valuation techniques using both the income approach and market approach at each reporting unit in accordance with Financial Accounting Standards Board (“FASB”) ASC 350. During 2013, the Company recorded a goodwill impairment write-down of $4,472,089 related to its Energy and Sustainability Solutions business segment / reporting unit which is reflected in the Statement of Operations.  During 2012, the Company recorded a goodwill impairment write-down of $4,378,182 related to its Energy and Sustainability Solutions business segment / reporting unit which is reflected in the Statement of Operations.  The balance recorded as goodwill as of December 31, 2013 and 2012 is $10,715,807 (inclusive of the goodwill of $2,034,398 related to the Root9B acquisition) and $13,153,497, respectively, net of accumulated impairment of $10,606,032 and $6,133,943, respectively.

Intangible assets, other than goodwill, consist of customer relationships, non-competition agreements and trademarks/trade names.  The fair market value of the customer relationships were determined by discounting the expected future cash flows from the acquired customers.  The value of the non-competition agreements were estimated from the percentage of discounted cash flows expected to be lost if the agreement was not in place.  At December 31, 2013 and 2012, the Company performed an analysis of the net carrying value of these intangible assets to their fair value in accordance with FASB ASC 350. Based on that analysis, it was determined that an impairment was required for the intangible asset related to the customer list set up at the time of the acquisition of Ecological.  The retention rates of the customers form Ecological remain very high and in line with planned levels, however, the revenue amounts for those customers has not been at planned levels.  As a result, the Company recorded an impairment charge of $238,803 to the ES segment at December 31, 2013.  No impairment was deemed to exist at December 31, 2012.  Customer relationships acquired are being amortized over the estimated useful life of four or five years. Non-competition agreements are being amortized over the life of the agreement. Acquired trademarks/trade names are being amortized over seven years.  Total intangibles balances, prior to accumulated amortization, were $1,561,404 and $1,618,400 at December 31, 2013 and 2012, respectively. At

(F-10)

December 31, 2013 and 2012, accumulated amortization of intangible assets totaled $757,911 and $462,451, respectively.  Amortization expense on these intangible assets of $295,459 and $173,714 for the years ended December 31, 2013 and 2012, respectively, is included as depreciation and amortization on the Statement of Operations.

Amortization expense related to intangible assets for the next five years is expected to be as follows for the years ended:

December 31, 2014	$255,654
December 31, 2015	199,512
December 31, 2016	161,407
December 31, 2017	143,983
December 31, 2018	35,795
$796,351

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

Derivative Warrant Liability

The Company evaluates warrants issued in connection with debt and preferred stock issuances to determine if those contracts, or any potential embedded components of those contracts, qualify as derivatives to be separately accounted for.  This accounting treatment requires that the carrying amount of any embedded derivatives be marked-to-market at each balance sheet date and carried at fair value.  In the event that the fair value is recorded as a liability, as is the case with the Company, as our only derivatives are related to common stock warrants issued in direct connection with debt and preferred stock issuances, the change in the fair value during the period is recorded in the Statement of Operations as either income or expense. Upon conversion or exercise, the derivative liability is marked to fair value at the conversion date and then the related fair value is reclassified to equity.  The fair value at each balance sheet date and the change in value for each class of warrant derivative is disclosed in detail in Note 11 to the Financial Statements.

(F-11)

Share-based compensation:

The Company accounts for stock based compensation in accordance with FASB ASC 718 – Compensation-Stock Compensation. For employee stock options issued under the Company’s stock-based compensation plans, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes pricing model, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. For employee restricted stock awards and units issued under the Company’s stock-based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of the grant and an estimated forfeiture rate when calculating stock-based compensation expense for the period. The Company recognizes the compensation cost of stock-based awards according to the vesting schedule of the award.

The Company accounts for stock-based compensation awards to non-employees in accordance with FASB ASC 505-50 Equity-Based Payments to Non-Employees (“ASC 505-50”). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity (deficit) over the applicable service periods.

Recent accounting pronouncements:

Since January 1, 2012, there have been several new accounting pronouncements and updates to the Accounting Standards Codification.  Each of these updates has been reviewed by Management who does not believe their adoption has had or will have a material impact on the Company’s financial position or operating results.

Note 2 – Fair Value Measurements:

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

Derivative Instruments:

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

Our only derivative instruments are detachable (or “free-standing”) common stock purchase warrants issued in conjunction with debt or preferred stock. We estimate fair values of these derivatives (and related embedded beneficial conversion features) utilizing Level 2 inputs for all classes of warrants issued, other than one class, Series C Preferred Stock. Other than the Series C Preferred Stock warrants, we use the Black-Scholes option valuation technique as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, and risk free rates) necessary to fair value these instruments, for they do not contain material “down round protection” (otherwise referred to as “anti-dilution” and full ratchet provisions). For the warrants directly related to the Series C Preferred Stock, the warrant contracts do contain “Down Round Protections” and the “Black-Scholes” option valuation technique does not, in its valuation calculation, give effect for the additional value inherently attributable to the warrant having the “Down Round Protection” mechanisms in its contractual arrangement.  Valuation models and techniques have been developed and are widely accepted that take into account the additional value inherent in “Down Round Protection.” These

(F-12)

widely accepted techniques include “Modified Binomial”, “Monte Carlo Simulation” and the “Lattice Model.” The “core” assumptions and inputs to the “Binomial” model are the same as for “Black-Scholes”, such as trading volatility, remaining term to maturity, market price, strike price, and risk free rates; all Level 2 inputs.  However, a key input to the “Binomial” model (in our case, the “Monte Carlo Simulation”, for which we engage an independent valuation firm to perform) is the probability of a future capital raise.  By definition, this input assumption does not meet the requirements for Level 1 or Level 2 outlined above; therefore, the entire fair value calculation for the Series C Common Stock Warrants is deemed to be Level 3. This input to the Monte Carlo Simulation model, was developed with significant input from management based on its knowledge of the business, current financial position and the strategic business plan with its best efforts.

Estimating fair values of these derivative financial instruments require the use of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are volatile and sensitive to changes in our trading market price, the trading market price of various peer companies and other key assumptions such as the probability of a capital raise for the Monte Carlo Simulation described above. Since derivative financial instruments are initially and subsequently carried at fair value, our income will reflect this sensitivity of internal and external factors.

The key quantitative assumptions related to the Series C Common Stock Warrants, issued March 3, 2011 and expiring March 3, 2016, are as follows:

	December 31, 2013	December 31, 2012
Expected Life (Years)	2.2	3.2
Risk Free Rate	0.45%	0.39%
Volatility	29.31%	30.46%
Probability of a Capital Raise	4-8%	8-80%

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis (for the Company, only derivative liabilities related to common stock purchase warrants, issued in directly in conjunction with debt and preferred stock issuances) are summarized below and disclosed on the balance sheet under Derivative liability:

	December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Derivative Liability – Common Stock Purchase Warrants:
Debentures	$10,207		$10,207
Series B Preferred Stock	24,277		24,277
Promissory Notes	85,824		85,824
Series D Preferred Stock	224,075		224,075
Series C Preferred Stock	382,610			382,610
Total	$726,993		$344,383	$382,610

	December 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Derivative Liability – Common Stock Purchase Warrants:
Debentures	$85,350		$85,350
Series B Preferred Stock	170,383		170,383
Promissory Notes	230,985		230,985
Series D Preferred Stock	496,840		496,840
Series C Preferred Stock	1,491,601			1,491,601
Total	$2,475,159		$983,558	$1,491,601

(F-13)

The table below provides a summary of the changes in fair value of financial assets and liabilities (for the Company, only derivative liabilities related to common stock purchase warrants, issued in directly in conjunction with debt and preferred stock issuances) measured at fair value on a recurring basis for all derivatives, both level 2 and those using significant unobservable inputs (Level 3 – or only the common stock purchase warrants directly related to Series C Preferred Stock) for the years ended December 31, 2013 and 2012.:

	Fair Value Measurements Using
	Level 2 Inputs					Level 3 Inputs
	Derivative liability - Common Stock Purchase Warrants - Debentures	Derivative liability - Common Stock Purchase Warrants – Series B Preferred Stock	Derivative liability - Common Stock Purchase Warrants – Promissory Notes	Derivative liability - Common Stock Purchase Warrants – Series D Preferred Stock	Total Fair Value Measurements Using Level 2 Inputs	Derivative liability - Common Stock Purchase Warrants – Series C Preferred Stock	Grand Total Fair Value Measurements Using Both Level 2 and Level 3 Inputs

Balance December 31, 2011	$26,200	$67,666	$-	$-	$93,866	$869,261	$963,127
Total unrealized (gains) or losses included in net income or (loss)	59,150	102,717	110,305	-	272,172	622,340	894,512
Issuance of Convertible Promissory Notes Common Stock Purchase Warrants	--	--	120,680	--	120,680	--	120,680
Issuance of Series D Preferred Common Stock Purchase Warrants	--	--	--	496,840	496,840	--	496,840
Balance December 31, 2012	$85,350	$170,383	$230,985	$496,840	$983,558	$1,491,601	$2,475,159
Total unrealized (gains) or losses included in net income or (loss)	(75,143)	(146,106)	(145,161)	(674,550)	(1,040,960)	(1,108,991)	(2,149,951)
Issuance of Series D Preferred Common Stock Purchase Warrants	--	--	--	401,785	401,785	--	401,785
Balance December 31, 2013	$10,207	$24,277	$85,824	$224,075	$344,383	$382,610	$726,993

Note 3 – Acquisitions:
We have acquired certain businesses, as set forth below and accordingly, the accompanying consolidated Financial Statements include the results of operations of each acquired business since the date of acquisition.

Greenhouse Holdings, Inc.

On March 5, 2012, the Company consummated its Agreement of Plan and Merger (“Merger Agreement”) with GHH.  GHH is a provider of energy efficiency and sustainable facilities services and solutions and audits, designs, engineers and installs products and technologies that enable its clients to reduce their energy costs and carbon footprint.

(F-14)

The acquisition was accounted for as a business combination. The purchase price was determined by the total market value of the 7,114,482 newly-issued shares (including the Escrow Shares – described below) on March 5, 2012 ($6,403,293), plus the total loans outstanding made by Premier to GHH at the date of the acquisition ($1,030,407), for total consideration of $7,433,700.  In allocating the purchase on estimated fair values, the Company recorded goodwill and other intangible assets of $9,150,792 and $478,925, respectively, and recorded net liabilities of $2,196,017.

Pursuant to the terms of the Merger Agreement, the Company agreed to issue a certain amount of common stock, on a fully diluted basis, subject to adjustments provided in the Merger Agreement. As part of the stock consideration paid to GHH, 1,331,188 shares of common stock were placed in an escrow account.  Such escrowed shares were to be released at a later date upon the achievement of certain revenue goals and the satisfaction of certain indemnification obligations. If the escrowed shares were released, GHH stockholders would own, in the aggregate, 17.1% of the combined company. The escrowed shares accrued quarterly, on a pro-rata basis, to the extent that GHH revenues, over a four calendar quarter measurement period exceeded $12 million. If these conditions were not met, the escrowed shares would be returned to the Company.  Upon review, the requirements to  release a portion, but not all of the escrowed shares, were attained. However, in spite of a number of non-controllable external factors arising, as well as directional changes in the energy business, GHH made measurable progress on many fronts.  The Board of Directors took all factors under immediate advisement to determine if a modification to the agreement was warranted and the ultimate course of action for the best interests of the Company.

As a result,  in 2013 a reduction in the escrow shares was made, leaving a balance of 1,064,950 shares in escrow, meaning 266,238 shares were permanently retired.  In 2014 new revenue targets were set for the GHH unit for the 2014 calendar year based on the current business direction and focus for the balance of the escrowed shares,

The retirement of the shares in 2013 occurred outside of the twelve (12) month “window” immediately subsequent to the initial acquisition, and is not to be treated as an adjustment to the initial purchase price allocation.  Therefore, the permanent retirement of common shares were recorded at the same value at which they were issued, common stock at par and additional paid in capital were removed from the balance sheet at $266 and $239,348, respectively, and the total of $239,614 was recorded in other income during the six months ended June 30, 2013 on the Statement of Operations, as an “adjustment to estimates recorded at acquisition”.

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

Pursuant to the Agreement, EPLLC acquired all of the assets of Ecological. In consideration of the Purchased Assets (as defined), the Company paid to Ecological (a) the sum of $3,000,000 in cash ($1,000,000 which was required to remain on the balance sheet of Ecological subsequent to acquisition), and (b) issued 6,381,059 shares valued at $3,956,256.  We entered into an employment agreement with Brian King, one of the principals of Ecological, and another principal, Joseph Grano, Jr., accepted the position as our Chairman of the Board of Directors.

The purchase price of $6,849,605 was paid as follows: (i) $3,000,000 in cash, less assumed liabilities, as defined, on the Closing Date, and (ii) delivery of the Shares within 10 days after the Closing Date. The Company paid a registered investment adviser a referral fee in stock (valued at $120,000) and $120,000 in cash, the sum of which, $240,000, was charged to selling, general and administrative expenses as a transaction cost. Legal fees related to the issuance of stock totaling $37,324 were charged to additional paid in capital. In allocating the purchase price ($6,849,605) on estimated fair values, the Company recorded goodwill and other intangible assets of $6,063,119 and $576,559, respectively, and recorded net assets of $209,927.

(F-15)

Root9B, LLC

On November 22, 2013, the Company and its wholly owned subsidiary, Root9B Partners, LLC, consummated an Agreement and Plan of Merger (the “Agreement”) with Root9B LLC, (“Root9B”) a Colorado corporation.  Pursuant to the Agreement, Root9B Partners, LLC merged into Root9B, which became a wholly owned subsidiary of the Registrant.  Root9B provides cyber security advisory and technical services to governmental and commercial businesses.

Pursuant to the Agreement, the Company acquired all of the assets of Root9B.  In consideration the Company paid $347,886 in cash and issued 2,241,935 restricted shares of the Company’s common stock valued at $1,390,000 for a total purchase price of $1,737,886.  The Company entered into employment agreements with Eric Hipkins and Michael Morris, key employees of Root9B.  The following table presents the purchase price allocation:

Consideration	$1,737,886

Assets Acquired:
Current Assets	$315,377
Property & Equipment, net	96,244
Intangible assets	181,807
Goodwill	2,034,398
Total assets acquired	2,627,826

Liabilities Assumed:
Accounts Payable	283,827
Notes Payable	220,320
Billings in excess of costs	337,060
Accrued Expenses	48,733
Total liabilities assumed	889,940

Net Assets Acquired	$1,737,886

The acquired intangibles include customer relationships valued at $131,807 being amortized over 4 years and trade name valued at $50,000 being amortized over 5 years.

Note 4 - Property and Equipment:

The principal categories and estimated useful lives of property and equipment are as follows:

			Estimated
	2013	2012	Useful Lives
Office equipment	$491,422	$453,485	5 years
Furniture and fixtures	216,509	140,165	7 years
Vehicles	30,567	27,300	5 Years
Computer software	56,528	30,133	3 years
Leasehold improvements	115,068	119,729	**
Land	300,915	302,250	N/A
	1,211,009	1,073,062
Less: accumulated depreciation	(617,984)	(532,492)
	$593,025	$540,570
**  The lesser of useful life or the minimum lease term.

(F-16)

Note 5 - Marketable Securities Classified as Trading Securities:

Under FASB ASC Topic 320 “Investments-Debt and Equity Securities”, securities that are bought and held principally for the purpose of selling them in the near term (thus held only for a short time) are classified as trading securities.  Trading generally reflects active and frequent buying and selling, and trading securities are generally used with the objective of generating profits on short-term differences in price.  All inputs used to value the securities are based on Level 1 inputs under FASB ASC Topic 820 “Fair Value Measurements and Disclosures”. The unrealized holding loss as of December 31, 2013 and 2012, respectively, is as follows:

		Fair Market	Holding
	Cost	Value	Gain (Loss)
December 31, 2013	$42,504	$36,510	$5,403
December 31, 2012	$42,504	$31,107	$253

Note 6 - Investment in Limited Liability Company:

The Company has an investment in a limited liability company, which owns approximately 33 percent of the office building that the Company leases office space from in Charlotte, North Carolina.  The Company’s investment represents an approximate 3 percent share of ownership in the limited liability company.  Based on the Company’s ownership percentage, the Company accounts for its investment using the cost method. Accordingly, the carrying value of $100,000 is equal to the capital contribution the Company has made.  Income is recognized when capital distributions are received by the Company and totaled $2,400 and $2,400 for the years ended December 31, 2013 and 2012, respectively.

Note 7 - Goodwill Impairment:

The Company completed an annual impairment evaluation for the years ended December 31, 2013 and 2012 applying both Step 1 and Step 2 tests as applicable in FASB ASC 350.  Our annual goodwill impairment testing date is October 1 of each year. In determining impairment charges, the Company uses various valuation techniques applying both the income approach and market approach for each reporting unit. During 2013, the Company recorded a goodwill impairment write-down of $4,472,089 related to its Energy Solutions business segment / reporting unit, which is reflected in the Statement of Operations. During 2012, the Company recorded a goodwill impairment write-down of $4,378,182 related to its Energy Solutions business segment / reporting unit, which is reflected in the Statement of Operations.  The balance recorded as goodwill as of December 31, 2013 and 2012 is $10,715,807 and $13,153,497, respectively, net of accumulated impairment of  $10,606,032 and $6,133,943, respectively.

Note 8 - Accrued Expenses:

Accrued expenses consisted of the following at December 31, 2013 and 2012:

	2013	2012
Accrued payroll	$585,955	$549,287
Accrued vacation	332,932	152,142
Deferred revenue	434,406	97,597
Other accrued liabilities	401,561	436,233
	$1,754,854	$1,235,259

Note 9 - Notes Payable:

On July 5, 2013, the Company entered into a new asset based revolving line of credit arrangement with a financial institution. The new line of credit is limited to a borrowing base of 80% of eligible receivables or

(F-17)

$3,000,000 and interest is at the one month LIBOR plus 225 basis points.  The Company incurred total fees of $7,500 in deferred loan costs in conjunction with arranging this new facility. The line is renewable annually.  The Company was required, as a first priority security interest, to maintain a compensating balance of $3 million on account at this financial institution.  The loan terms include a release provision on the compensating balance, reducing it as the Company meets net operating income thresholds set forth in the loan agreement and as of December 31, 2013 the compensating balance is $3 million.  Outstanding borrowings under this agreement were $2,502,604 at December 31, 2013.  In addition, as a part of the Root9B acquisition the Company assumed notes payable in the amount of $218,635.  These notes have been subsequently paid off in January 2014.

Prior to entering into the line of credit discussed above, the Company had a loan agreement for a line of credit with a different financial institution, providing the Company with a maximum credit line of $1,500,000. The line of credit was secured by all assets of the company and personal guarantees by three executives.  Borrowings under the agreement bear interest at LIBOR plus 2.75 percent, payable monthly, with a set minimum interest rate of 4 percent and maximum interest rate of 25 percent.  At December 31, 2012, the interest rate was 4 percent.  The line of credit was also subject to certain financial covenants.  Outstanding borrowings under this loan agreement were $1,094,263 at December 31, 2012. The line of credit was due January 19, 2013.  At December 31, 2012, the Company was not in compliance with the coverage covenant contained in the loan agreement, but subsequently received a waiver from the bank regarding such non-compliance.  Effective January 23, 2013, the Company and its financial institution entered into a loan modification under the then existing line of credit. The Company incurred $8,275 in deferred loan costs with this modification.  All terms remained the same with the maturity date extended to until July 19, 2013. The borrowings under this line of credit were limited to 75% of eligible receivables or $1,500,000.

Note 10 - Long-Term Debt:

Long-term debt as of December 31, 2013 and 2012 consists of the following:
	2013	2012

Note payable to former owner of ERMS, related to acquisition on
January 1, 2011.	$-	$40,805

Dell Commercial Credit is a revolving line of credit with minimum payments of $160 a month with an interest rate of 16.99%. This
amount was paid in full in January 2013	-	4,769

Dell Financial Service Note, due in 50 monthly installments of
$166.31 ending May 2016. Payments include interest of 18%	2,354	3,874

First Citizens Tenant Loan has monthly payments of $1,259 at an
interest rate of 6.25% and matured on July 2013.	-	116,506

Capitalized lease obligations, due in 36 monthly installments of
$1,047 paid off in October 2013. Payments include interest at 4%
Secured by property costing $35,469.	--	10,281

Xerox Copier Lease, due in 63 monthly installments of 145.12
ending in April 2018. Payments include interest at 4%.	6,918	--
	9,272	175,785
Current portion	(3,846)	(175,785)
Long-term portion	$5,426	$--

(F-18)

Note 11 - Stockholders’ Equity:

Common Stock:

Generally, the Company issues common stock in connection with acquisitions, as dividends on preferred stock and upon conversion of preferred shares to common stock.

In 2013, the Company issued 2,241,935 shares in connection with the acquisition of Root9B, 1,850,452 shares as dividends on preferred stock, 1,000,000 shares upon conversion of Series D convertible Preferred stock, 308,000 shares related to services to GHH prior to the acquisition, and the Company retired 266,238 shares that were related to the acquisition of GHH in 2012.

In 2012, the Company issued 7,219,388 shares in connection with the acquisition of GHH, 6,536,903 shares related to the Ecological acquisition, 416,070 shares as dividends on preferred stock, and an additional 13,001 shares related to the GHH acquistion.

7% Series B Convertible Preferred Stock:

During 2010, we issued 1,200,000 shares of 7% Series B Convertible Preferred Stock (“Series B Preferred Stock”), along with 1,058,940 detachable warrants.  The holders of shares of Series B Convertible Preferred Stock are entitled to receive a 7 percent annual dividend until the shares are converted to common stock.  The warrants, immediately exercisable, are for a term of five years, and entitle the holder to purchase shares of common stock at an exercise price of $ 0.77 per share.  As of December 31, 2013 and 2012, 1,160,000 shares of the Series B Preferred Stock remain outstanding.

Series C Convertible Preferred Stock:

On March 1, 2011, the Company designated 2,500,000 shares of its preferred stock as Series C Convertible Preferred Stock; $.001 par value per share (“Series C Preferred Stock”), each share is priced at $2.10 and, when issued, included 3 warrants at an exercise price of $0.77 which expire in 5 years. The Series C Preferred Stock (a) is convertible into three shares of  common stock, subject to certain adjustments, (b) pays 7 percent dividends per annum, payable annually in cash or shares of common stock, at the Company’s option, and (c) is automatically converted into common stock should the price of the Company’s common stock exceed $2.50 for 30 consecutive trading days. The warrants issued in connection with the preferred stock contain full-ratchet anti-dilution provisions that require them to be recorded as a derivative instrument.

During 2011 the Company issued 2,380,952 shares of Series C Preferred Stock and 8,217,141 warrants.  All of these shares were outstanding as of December 31, 2013 and 2012.

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

(F-19)

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

In accordance with the Securities Purchase Agreement with the Promissory Notes, the Notes were mandatorily convertible by the Company into the same security as the next round of financing.  As discussed above, on December 26, 2012, the Company issued $7,046,000 in  Series D 8% Redeemable Convertible Preferred Stock; hence, triggering the mandatory conversion of the Notes into the Series D Preferred Stock.  As a result, the Company had to (i) write-off the unamortized portion of the debt discount and charge the statement of operations with $339,092 in interest expense-debt discount, (ii) write-off the face value of the $750,000 Notes and all of the deferred financing costs associated with the Notes of $132,966, (iii) record the intrinsic value of the embedded beneficial conversion feature associated with the issuance of the Series D Preferred Stock in this conversion of $552,966 by charging deemed dividend to preferred shareholders with an offset to additional paid in capital, and (iv) record the issuance of the Series D Preferred Stock for the par value of the 750 shares into which the Notes converted and record the additional paid in capital of $617,035.

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

Additionally, the Company issued 7% Redeemable Convertible Promissory Notes and Warrants (“Promissory Notes”) on November 16, 2012.  These Promissory Notes were mandatorily convertible into the “next round of financing” by the Company.  The next round of financing was the Series D Preferred Stock described above.  .

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

(F-20)

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

Stock Options:

In May 2008, the Company and shareholders adopted a stock incentive plan, entitled the 2008 Stock Incentive Plan (the “Plan”), authorizing the Company to grant stock options of up to 10,000,000 common shares for employees and key consultants. All options are approved by the Compensation Committee.  As of December 31, 2013 there were 4,360,136 shares available for grant under the Plan.

The Company’s results for 2013 and 2012 include stock option based compensation expense of $178,000 and $619,000, respectively.  These amounts are included within SG&A expenses on the Statement of Operations.  There were no tax benefits recognized in 2013 or 2012 for stock option based compensation.

The Company grants stock options to key employees and Board members at prices not less than the fair market value of the Company’s common stock on the grant date.  Options issued expire either at five or ten years from the date of grant.  The options are exercisable either immediately or based on a vesting schedule over 1 to 4 years.  Compensation cost is recognized on a straight line basis based on the applicable vesting schedule. The Company uses the Black-Scholes valuation method to estimate the grant date fair value of each option.  The fair values of options granted were estimated using the following weighted-average assumptions:

	Years Ended
	December 31, 2013	December 31, 2012
Exercise price	$0.59	$0.56 - $1.00
Risk free interest rate	1.39%	0.60% to 1.15%
Volatility	32.83%	32.9% - 35.44%
Expected Term	5 Years	5 Years
Dividend yield	None	None

The expected dividend yield is zero as the Company does not currently pay dividends.  As the Company’s common stock has very low trading volume, volatility is calculated based on the average volatility of a group of peer Company’s.  The risk free interest rate is based on the U.S. Treasury rates on the grant date with maturity dates approximating the expected life of the option on the grant date.  The expected term is an estimate based on the term and historical stock price.  As there are no options currently in the money the expected term approximates the initial term of the granted options.  These assumptions are evaluated and revised for future grants, as necessary, to reflect market conditions and experience.  There were no significant changes made to the methodology used to determine the assumptions during 2013.  The weighted-average grant-date fair value of stock options granted was $0.18 during 2013 and $0.20 during 2012.  The following represents the activity under the stock incentive plan as of December 31, 2013 and changes during the two years then ended:

		Weighted Average
	Outstanding Options	Exercise Price
Outstanding at December 31, 2011	2,057,192	$0.93
Issued	3,307,192	$0.79
Forfeitures	(249,520)	$1.00
Outstanding at December 31, 2012	5,114,864	$0.84
Issued	525,000	$0.59
Outstanding at December 31, 2013	5,639,864	$0.83

Exercisable at December 31, 2013	5,239,864	$0.82

(F-21)

The weighted-average remaining contractual life for options outstanding at December 31, 2013 was 4.6 years and for options exercisable at December 31, 2013 was 4.7 years.  The aggregate intrinsic value of options outstanding at December 31, 2013 was $3,500 and for options exercisable at December 31, 2013 was $3,500.  As of December 31, 2013 there was approximately $47,000 of unrecognized compensation cost related to outstanding stock options.  The unrecognized compensation cost will be recognized over a weighted-average period of 0.8 years.

Warrants:

The Company predominantly issues warrants to purchase Common Stock in connection with the issuance of equity, in particular the issuance of the Series B, C and D Convertible Preferred Stock.  The Company has also issued warrants for service to board members in the past and outside companies.  Additionally, the Company has issued warrants in connection with an acquisition (specifically, warrants were issued in connection with the GHH acquisition to convert GHH warrants to Premier warrants).  16,771,608 of the 19,112,360 outstanding warrants have been issued in connection with equity instruments and are accounted for as a derivative liability.  The remaining 2,340,752 warrants were issued for services to board members or external companies or in connection with the GHH acquisition.   and have been recorded based on fair value.  The warrants expire 5 years from the date of issuance.  Generally, warrants vest immediately or over a vesting schedule of between 1 and 3 years. The Company uses the Black-Scholes or Binomial” valuation method, as appropriate to estimate the grant date fair value of each warrant.  The fair values of warrants granted were estimated using the following weighted-average assumptions:
	Years Ended
	December 31, 2013	December 31, 2012
Exercise price	$0.80	$0.80 - $1.10
Risk free interest rate	1.39%	0.63% to 1.22%
Volatility	33.13%	32.6% - 35.44%
Expected Term	5 Years	4.75 to 5 Years
Dividend yield	None	None

The following represents the activity under the stock incentive plan as of December 31, 2013 and changes during the two years then ended:

	Outstanding Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2011	10,669,081	$0.78
Issued	5,325,152	$1.00
Issued pursuant to GHH acquisition	300,663	$14.65
Cancelled	(44,911)	$2.87
Outstanding at December 31, 2012	16,249,985	$1.10
Issued	2,862,375	$1.12
Outstanding at December 31, 2013	19,112,360	$1.11

(F-22)

Note 12 – Capital Stock Authorized:

In April 2012, the Company increased its authorized shares of capital stock.  Total shares of preferred stock were increased from 5,000,000 to 10,000,000.  During 2012, the Board of Directors designated 15,000 shares of preferred stock as Series D 8% Redeemable Convertible Preferred Stock.  As of December 31, 2013 and 2012, the Company had issued 13,376 and 7,796 shares of this Preferred Stock, respectively.  The remaining authorized but unissued shares totaling 4,985,000 have not been designated to a specific class.  Total authorized shares of common stock were increased from 45,000,000 to 90,000,000. No shares of the additional authorized common shares have been issued.

Note 13 - Income Taxes:

Significant components of the income tax benefit (expense) are summarized as follows:

	2013	2012
Current provision:
Federal	$0	$0
State	0	0
Deferred provision:
Federal	0	(327,000)
State	0	(69,000)
	$0	$(396,000)

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income before income taxes for the years ended December 31, 2013 and 2012 follows:

	2013	2012
Federal statutory rate	34.0%	34.0%
Book derivative (income) expense	12.0	(3.3)
Change in valuation allowance	(46.1)	(16.7)
Intangibles impairment	--	--
Stock compensation expense	(1.1)	(2.8)
Goodwill impairment	--	(16.0)
State income taxes, net of federal income tax benefit	1.3	0.9
Officers’ life insurance	0.3	--
Meals & Entertainment	(0.1)	(0.2)
Other	(0.3)	(0.2)
	0%	(4.3)%

The Company provides for income taxes using the liability method in accordance with FASB ASC Topic 740 “Income Taxes”.  Deferred income taxes arise from the differences in the recognition of income and expenses for tax purposes.  Deferred tax assets and liabilities are comprised of the following at December 31, 2013 and 2012:

(F-23)

	2013	2012
Deferred income tax assets:
Operating loss carry forward	$2,740,000		$1,526,000
Acquired NOL – Ecological acquisition	164,910		164,910
Accrued compensation	96,000		48,000
Allowance for doubtful accounts	100,000		7,000
Trading securities	0		0
Intangible assets	1,860,000		0
Investment in equity-method investee	0		0
Total deferred tax assets	4,960,910		1,745,910
Less: valuation allowance	(4,960,910)		(1,745,910)
Deferred income tax assets	$0		$0

Deferred income tax liabilities:
Property and equipment	$(85,000)		$(85,000)
Total deferred tax liabilities	$(85,000)	$	(85,000)
Net deferred income taxes:
Current	$0		$0
Non-current	0		0
	$0		$0

A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provided a valuation allowance for all current deferred tax assets ($2,936,000), which is primarily comprised of net operating loss carry forwards of ($2,740,000) and a full valuation allowance for the noncurrent deferred tax asset of $2,024,910 representing the impairment of goodwill and intangible assets for the Energy Solutions segment and net operating loss carry forwards acquired in the Ecological acquisition on December 31, 2012.  Management made the assessment at the end of both 2013 and 2012 that a full valuation allowance for the these deferred tax assets should be provided based on consideration of recent net operating losses and the results of goodwill impairment tests in both 2013 and 2012, that it was no longer, at this time, more likely than not that the deferred tax assets would be recoverable.  Management will continue to monitor the status of the recoverability of deferred tax assets.  At December 31, 2013, the Company has an income tax net operating loss carry forward of approximately $673,000 that begins to expire in 2031, an income tax net operating loss carry forward of approximately $3,193,000 that begins to expire in 2032, and an income tax net operating loss carry forward of approximately $3,082,000 that begins to expire in 2033.

Note 14 - Net Loss Per Share:

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

(F-24)

	2013	2012
Basic:
Numerator –net loss available to common stockholders	$(7,916,046)	$(11,175,145)
Denominator – weighted – average shares outstanding	24,052,686	14,057,162
Net loss per share – Basic and diluted	$(0.33)	$(0.79)

Incremental common shares (not included due to their anti-dilutive nature) :
Stock options	5,639,864	5,114,864
Stock warrants	19,112,360	16,249,985
Convertible preferred stock – Series B	1,160,000	1,160,000
Convertible preferred stock – Series C	7,142,856	7,142,856
Convertible preferred stock – Series D	18,001,392	10,894,685
	51,056,472	40,562,390

Note 15 - Commitments and Contingencies:

The Company is obligated under various operating leases for office space and automobiles and is obligated under non-cancelable contracts with job search firms.

The future minimum payments under non-cancelable operating leases and non-cancelable contracts with initial remaining terms in excess of one year as of December 31, 2013, are as follows:

2014	$492,281
2015	$408,137
2016	$252,727
2017	$189,767
2018	$47,933

The leases cover office premises and leased vehicles.  Of these leases a total of $20,706 is allocated for vehicle leases and $1,213,087 is for office premises. Non-cancellable contracts with talent acquisition search engines account for $40,405 of the obligations. The above schedule of contractual obligations does not include dividends on preferred stock as they have not been declared, and the Company has the option of paying the dividends in cash or common stock of the Company at its discretion.  The Company has several employment contracts in place with key management which are in the normal course and have not been included in the above table.

Expenses for operating leases during 2013 and 2012 were approximately $620,699 and $426,908, respectively.

The Company has a three percent ownership interest in a limited liability company that owns approximately 33 percent of the building the Company leases office space from in Charlotte, North Carolina.  Additionally, an individual stockholder of the Company owns approximately 30 percent of the same limited liability company.  Rent expense pertaining to this operating lease during 2013 and 2012 was $167,461 and $111,961, respectively.

Note 16 - Employee Benefit Plan:

The Company has a 401(k) plan which covers substantially all employees.  Plan participants can make voluntary contributions of up to 15 percent of compensation, subject to certain limitations.  Under this plan, the Company matches a portion of employee deferrals.  Total company contributions to the plan for the years ended December 31, 2013 and 2012 were approximately $62,007 and $22,925, respectively.

(F-25)

Note 17 - Advertising:

The Company expenses advertising costs as incurred.  Advertising expenses for the years ended December 31, 2013 and 2012 were $23,231 and $9,356, respectively.

Note 18 - Major Customers:

Approximately 47 and 45 percent of total revenues were earned from the Company’s top five customers for the years ended December 31, 2013 and 2012, respectively.

Note 19 - Segment Information:

The Company operates in two business segments: the Business Solutions segment and the Energy Solutions segment.  The Business Solutions segment provides business advisory and consulting services and solutions primarily in the following areas: risk, data, organizational change and cyber. The Energy Solutions segment works with customers to assess, design and install processes and automation to address energy regulation, strategy, cost, and usage initiatives.  The Energy Solutions segment operated for the full year in 2013 and only partially in 2012 as it was formed from the GHH acquisition (March 2012) and the Ecological acquisition (December 2012).

The performance of the business is evaluated at the segment level.  Cash, debt and financing matters are managed centrally.  These segments operate as one from an accounting and overall executive management perspective, though each segment has senior management in place; however they are differentiated from a marketing and customer presentation perspective, though cross-selling opportunities exist and continue to be pursued.  Condensed summary segment information follows for the year ended December 31, 2013 and 2012.

	Year Ended December 31, 2013
	Business Solutions	Energy Solutions	Total

Revenue	$14,491,225	$11,908,691	$26,399,916
Income from Operations before Overhead	$1,357,309	$(1,230,998)	$126,311
Unallocated Corporate Overhead			4,167,272
Loss from Operations			$(4,040,961)

Assets	$14,386,175	$10,182,734	$24,568,909

	Year Ended December 31, 2012
	Business Solutions	Energy Solutions	Total

Revenue	$16,524,648	$2,947,367	$19,472,015
Income from Operations before Overhead	$2,128,784	$(1,526,237)	$602,547
Unallocated Corporate Overhead			4,233,504
Loss from Operations			$(3,630,957)

Assets	$9,441,501	$13,632,836	$23,074,337

(F-26)

Note 20 – Summary Pro-Forma Financial Information (unaudited):

The following unaudited summary pro-forma data summarizes the results of operations for the years ended December 31, 2013 and 2012 as if the purchase of Greenhouse Holdings, Inc., Ecological, LLC and Root9B, LLC had all been completed January 1, 2012.  The summary pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2012.

	December 31, 2013	December 31, 2012
Net revenues	$27,974,863	$21,119,901
Operating loss	(3,984,627)	(5,811,735)
Net loss per share – basic	$(0.15)	$(0.24)
Net loss per share- diluted	$(0.15)	$(0.24)

Note 21 – Related Party Transactions

On January 28, 2013, the Company paid dividends on its Series C Preferred Stock in Common Stock of the Company.  Of this dividend, $140,000, equating to 175,000 shares was paid to River Charitable Remainder Unitrust f/b/o Isaac Blech, which is controlled by Isaac Blech, Vice Chairman of the Company’s Board of Directors.  On January 16, 2014, the Company also paid dividends on its Series C Preferred Stock in Common Stock of the Company – see Note 22 – Subsequent Events below.  Of this dividend, $140,000, equating to 241,379 shares was paid to River Charitable Remainder Unitrust f/b/o Isaac Blech, which is controlled by Isaac Blech, Vice Chairman of the Company’s Board of Directors.

Note 22 – Subsequent Events:

The Series B preferred stock accrues 7 percent per annum dividends. The dividends began accruing April 30, 2010, and are cumulative.  Dividends are payable annually in arrears.  At December 31, 2013, $56,840 of dividends has accrued on these shares, respectively.  However, they are unrecorded on the Company’s books until declared.  On January 16, 2014 the Company declared dividends on its Series B and the Company paid the dividends in Company common stock.  On January 16, 2014 the Company issued 98,003 shares to the 7% Series B Convertible Preferred Stockholders.

The Series C preferred stock accrues 7 percent per annum dividends. The dividends began accruing March 3, 2011, and are cumulative.  Dividends are payable annually in arrears. At December 31, 2013, $350,000 of dividends has accrued on these shares. However, they are unrecorded on the Company’s books until declared. On January 16, 2014 the Company declared dividends on its Series C and the Company paid the dividends in Company common stock.  On January 16, 2014 the Company issued 603,448 shares to the 7% Series C Convertible Preferred Stockholders.

(F-27)