Form 10-Q
period 2014-03-31
PREMIER ALLIANCE GROUP, INC.
filed 2014-05-14
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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
[ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 28,167,485 shares of common stock were outstanding as of May 1, 2014.

Table of Contents
	Page
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	2
Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	2
Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2014 and March 31, 2013	4
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2014 and March 31, 2013	5
Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Mine Safety Disclosures	25

Item 5. Other Information	25

Item 6. Exhibits	25

Signatures	26
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

PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 AND DECEMBER 31, 2013

	(Unaudited)
	March 31,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash	$3,249,514	$7,003,773
Accounts receivable	3,657,927	2,788,209
Marketable securities	37,010	36,510
Cost and estimated earnings in excess of billings	451,295	1,018,141
Prepaid expenses and other current assets	292,930	160,480

Total current assets	7,688,676	11,007,113

Construction in Progress – at cost	4,293	859,161

Property and Equipment - at cost less accumulated depreciation	1,456,784	593,025

OTHER ASSETS:

Goodwill	10,715,807	10,715,807
Intangible assets – net	737,905	803,493
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers’ life insurance	408,437	416,265
Deposits and other assets	84,072	74,045

Total other assets	12,046,221	12,109,610

TOTAL ASSETS	$21,195,974	$24,568,909

See Notes to Consolidated Financial Statements

	(Unaudited)
	March 31,	December 31,
	2014	2013
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Note payable	$1,244,654	$2,721,239
Current portion of long-term debt	3,058	3,846
Accounts payable	1,664,769	2,227,840
Billings in excess of costs and estimated earnings	193,595	122,139
Accrued expenses	1,492,282	1,754,854

Total current liabilities	4,598,358	6,829,918

NONCURRENT LIABILITIES:

Long term debt – net of current portion	5,426	5,426

Derivative liability	1,144,287	726,993

Deferred tax liability	85,000	85,000

Total noncurrent liabilities	1,234,713	817,419

STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value, 4,985,000 and 0 shares authorized at March 31, 2014 and December 31, 2013, respectively no shares issued or outstanding.	-	-
Class B convertible preferred stock, no liquidation preference $.001 par value, 2,000,000 shares authorized, 1,160,000 shares issued and outstanding.	1,160	1,160
Class C convertible preferred stock, $.001 par value, 2,500,000 shares authorized, 2,380,952 shares issued and outstanding.	2,381	2,381
Class D convertible preferred stock, $.001 par value, 15,000 shares authorized, 13,376 shares issued and outstanding.	13	13
Common stock, $.001 par value, 90,000,000 shares authorized, 28,167,485 and 27,466,034 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.	28,168	27,466
Additional paid-in capital	39,777,676	39,193,174
Accumulated deficit	(24,446,495)	(22,302,622)
Total stockholders’ equity	15,362,903	16,921,572

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,195,974	$24,568,909

See Notes to Consolidated Financial Statements

PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

	March 31,	March 31,
	2014	2013
NET REVENUE	$4,819,522	$5,653,179

OPERATING EXPENSES:
Cost of revenues	3,754,300	4,057,755
Selling, general & administrative	2,556,238	2,088,682
Depreciation and amortization	96,375	96,597

Total operating expenses	6,406,913	6,243,034

LOSS FROM OPERATIONS	(1,587,391)	(589,855)

OTHER INCOME (EXPENSE):
Derivative (expense) income	(417,294)	1,012,737
Interest expense, net	(17,807)	(12,043)
Other income (expense)	285,460	31,184

Total other (expense) income	(149,641)	1,031,878

INCOME (LOSS)BEFORE INCOME TAXES	(1,737,032)	442,023

INCOME TAX BENEFIT (EXPENSE)	-	2,000

NET INCOME (LOSS)	(1,737,032)	444,023

PREFERRED STOCK DIVIDENDS	(406,840)	(406,840)
DEEMED DIVIDEND ON PREFERRED STOCK	-	(509,184)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(2,143,872)	$(472,001)

Net income (loss) income per share:
Basic	(0.08)	(0.02)
Diluted	(0.08)	(0.02)
Weighted average number of shares:
Basic	28,050,577	22,826,691
Diluted	28,050,577	22,826,691

See Notes to Consolidated Financial Statements

PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

	March 31,	March 31,
	2014	2013
Cash flows from operating activities:

Net income (loss)	$(1,737,032)	$444,023
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	96,375	96,597
Decrease (increase) in cash surrender value of officers’ life insurance	7,828	(23,624)
(Income) loss from change in value of derivatives	417,294	(1,012,737)
Deferred income tax	-	(2,000)
Stock option / warrant compensation expense	178,363	5,788
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(869,718)	(889,648)
Decrease (increase) in marketable securities	(501)	(1,401)
Decrease (increase) in costs and estimated earnings in excess of billings	566,846	(241,056)
Decrease (increase) in prepaid expenses	(132,451)	8,526
Decrease (increase) in deposits and other assets	(10,028)	2,396
Increase (decrease) in accounts payable and accrued expenses	(826,429)	354,372
Increase (decrease) in billings in excess of costs and estimated earnings	71,457	629,287
Net cash used in operating activities	(2,237,996)	(629,477)

Cash flows from investing activities:
Purchases of property and equipment, net	(39,678)	(37,298)
Net cash used in investing activities	(39,678)	(37,298)

Cash flows from financing activities:
Class D Preferred stock issuance	-	5,452,150
Net payments on long-term debt	-	(51,916)
Net (payments) proceeds from line of credit	(1,476,585)	27,785
Increase in long-term debt	-	8,297
Net cash provided (used) by financing activities	(1,476,585)	5,436,316

Net (decrease) increase in cash	(3,754,259)	4,769,541

Cash - beginning of period	7,003,773	4,471,102

Cash - end of period	$3,249,514	$9,240,643

See Notes to Consolidated Financial Statements

PREMIER ALLIANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

Note 1 – Basis of Presentation and General Information:

The accompanying unaudited interim consolidated financial statements of Premier Alliance Group, Inc. (“Premier” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.    Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2013 as reported in the 10-K have been omitted.

The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

The preparation of the Company’s Consolidated Financial Statements, in conformity with GAAP, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Recent accounting pronouncements:

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

Derivative Instruments:

We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain financial instruments and contracts, such as debt financing arrangements and the issuance of preferred stock with detachable common stock warrants that are either i) not afforded equity classification, ii) embody risks not clearly and closely related to host contracts, or iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

Our only derivative instruments are detachable (or “free-standing”) common stock purchase warrants issued in conjunction with debt or preferred stock. We estimate fair values of these derivatives utilizing Level 2 inputs for all warrants issued, other than those associated with Series C Preferred Stock. Other than the Series C Preferred Stock warrants, we use the Black-Scholes option valuation technique as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, and risk free rates) necessary to fair value these instruments, for they do not contain material “down round protection” (otherwise referred to as “anti-dilution” and full ratchet provisions). For the warrants directly related to the Series C Preferred Stock, the warrant contracts do contain “Down Round Protections” and the “Black-Scholes” option valuation technique does not, in its valuation calculation, give effect for the additional value inherently attributable to the  “Down Round Protection” mechanisms in its contractual arrangement.  Valuation models and techniques have been developed and are widely accepted that take into account the additional value inherent in “Down Round Protection.” These widely accepted techniques include “Modified Binomial”, “Monte Carlo Simulation” and the “Lattice Model.” The “core” assumptions and inputs to the “Binomial” model are the same as for “Black-Scholes”, such as trading volatility, remaining term to maturity, market price, strike price, and risk free rates; all Level 2 inputs.  However, a key input to the “Binomial” model (in our case, the “Monte Carlo Simulation”, for which we engage an independent valuation firm to perform) is the probability of a future capital raise which would trigger the Down Round Protection feature.  By definition, this input assumption does not meet the requirements for Level 1 or Level 2 outlined above; therefore, the entire fair value calculation for the Series C Common Stock Warrants is deemed to be Level 3. This input to the Monte Carlo Simulation model, was developed with significant input from management based on its knowledge of the business, current financial position and the strategic business plan with its best efforts.

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

The key quantitative assumptions related to the Series C Common Stock Warrants, issued March 3, 2011 and expiring March 3, 2016, are as follows:

	March 31, 2014	December 31, 2013

Expected Life (Years)	1.9	2.2
Risk Free Rate	0.42%	0.45%
Volatility	28.80%	29.31%
Probability of a Capital Raise	4-8%	4-8%

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis (for the Company, only derivative liabilities related to common stock purchase warrants, issued in directly in conjunction with debt and preferred stock issuances) are summarized below and disclosed on the balance sheet under Derivative liability:

	March 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Derivative Liability – Common Stock Purchase Warrants:
Debentures	$18,971		$18,971
Series B Preferred Stock	42,461		42,461
Promissory Notes	123,975		123,975
Series D Preferred Stock	401,469		401,469
Series C Preferred Stock	557,411			$557,411
Total	$1,144,287		$586,876	$557,411

	December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Derivative Liability – Common Stock Purchase Warrants:
Debentures	$10,207		$10,207
Series B Preferred Stock	24,277		24,277
Promissory Notes	85,824		85,824
Series D Preferred Stock	224,075		224,075
Series C Preferred Stock	382,610			$382,610
Total	$726,993		$344,383	$382,610

Note 3 – Acquisitions

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

Note 4 – Pro-Forma Financial Information (unaudited):

The following unaudited pro-forma data summarizes the results of operations for the three months ended March 31, 2013, as if the purchase of Root9B, LLC had been completed on January 1, 2013. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2013.

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
Net revenues	N/A	*	$5,899,949
Operating loss	N/A	*	(595,595)
Net loss per share – basic and fully diluted	N/A	*	$(0.02)

*    All entities were consolidated effective January 1, 2014; therefore; the results of operations are included in these financial statements.

Note 5 - Net Loss Per Share:

Basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted-average number of common shares outstanding during the period.  Diluted net income or loss per share is computed by dividing net income or loss available for common stockholders for the period by the weighted-average number of common and common equivalent shares, such as stock options, warrants and convertible securities outstanding during the period.  Such common equivalent shares have not been included in the Company’s computation of net income (loss) per share when their effect would have been anti-dilutive based on the strike price as compared to the average trading price or due to the Company’s net losses attributable to common stockholders.

	March 31,	March 31,
	2014	2013
Basic:
Numerator –net loss available to common stockholders	$(2,143,872)	$(472,001)
Denominator – weighted-average shares outstanding	28,050,577	22,826,691
Net loss per share – Basic and diluted	$(0.08)	$(0.02)

Incremental common shares (not included due to their anti-dilutive nature) :
Stock options	6,919,864	5,114,864
Stock warrants	19,112,360	19,112,360
Convertible preferred stock – Series B	1,160,000	1,160,000
Convertible preferred stock – Series C	7,142,856	7,142,856
Convertible preferred stock – Series D	18,001,392	19,001,392
	52,336,472	51,531,472

Note 6 – Stockholders’ Equity:

Common Stock:

Generally, the Company issues common stock in connection with acquisitions, as dividends on preferred stock and upon conversion of preferred shares to common stock.

During the first three months of 2014, the Company issued 701,451 shares as dividends on Preferred Stock.
.

7% Series B Convertible Preferred Stock:

During 2010, the Company issued 1,200,000 shares of 7% Series B Convertible Preferred Stock (“Series B Preferred Stock”), along with 1,058,940 detachable warrants.  The holders of shares of Series B Convertible Preferred Stock are entitled to receive a 7 percent annual dividend until the shares are converted to common stock.  The warrants, immediately exercisable, are for a term of five years, and entitle the holder to purchase shares of common stock at an exercise price of $ 0.77 per share.  As of March 31, 2014 and December 31, 2013, 1,160,000 shares of the Series B Preferred Stock remain outstanding.

Series C Convertible Preferred Stock:

During 2011, the Company issued 2,380,952 shares of Series C Convertible Preferred Stock; $.001 par value per share (“Series C Preferred Stock”), along with 8,217,141 warrants.  Each share is priced at $2.10 and, when issued, included 3 warrants at an exercise price of $0.77 which expire in 5 years. The Series C Preferred Stock (a) is convertible into three shares of common stock, subject to certain adjustments, (b) pays 7 percent dividends per annum, payable annually in cash or shares of common stock, at the Company’s option, and (c) is automatically converted into common stock should the price of the Company’s common stock exceed $2.50 for 30 consecutive trading days. The warrants issued in connection with the Series C Preferred Stock contain full-ratchet anti-dilution provisions that require them to be recorded as a derivative instrument.  As of March 31, 2014 and December 31, 2013, 2,380,952 shares of the Series C Preferred Stock remain outstanding.

Series D Convertible Preferred Stock:

During 2012 and 2013 the Company issued 13,876 shares of Series D 8% Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) along with 6,125,527 warrants.  The purchase price of one share was $1,000.  Dividends are 8% per annum, payable semi-annually in cash or shares of common stock at the Company’s option.  The Series D Preferred Stock is convertible into common stock at the total purchase price divided by $0.75 (the “conversion rate”), and collectively, the “conversion price”.  The warrants are for a term of five years and have a strike price of $1.125 per share. The Series D Preferred Stock shall automatically convert into common stock, at the conversion rate, upon (i) the completion of a firm commitment underwritten public offering of the Company’s shares of common stock resulting in net proceeds to the Company of at least $10,000,000 and is offered at a price per share equal to at least 200% of the conversion price (subject to adjustment for any stock splits, stock dividends, etc.), (ii) upon the affirmative vote of the holders of a majority of the outstanding shares of Series D Preferred Stock, or (iii) on the second anniversary of the issue date of the Series D Preferred Stock.  The Series D Preferred Stock contains anti-dilution protection.  Holders of the Series D Preferred Stock shall vote together with the holders of common stock on an as-converted basis.  As of March 31, 2014 and December 31, 2013, 13,376 shares of the Series D Preferred Stock remain outstanding.

   Stock Options:

The Company issued 1,630,000 stock options during the three months ended March 31, 2014 under the 2008 Stock Incentive Plan. There were no options issued during the three months ended March 31, 2013.  The Company’s results for the three months ended March 31, 2014 and 2013, include stock option based compensation expense of $178,363 and $0, respectively.  These amounts are included within SG&A expenses on the Statement of Operations.  There were no tax benefits recognized during the three months ended March 31, 2014 or 2013.

The fair values of options granted during the three months ended March 31, 2014 were estimated using the following weighted-average assumptions:

Exercise price	$0.54 - $0.62
Risk free interest rate	1.46% - 3.00%
Volatility	34.33% - 34.44%
Expected term	5 Years
Dividend yield	None

The following table represents the activity under the stock incentive plan as of March 31, 2014 and the changes during each period:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	5,114,864	$0.84
Issued	525,000	0.59
Outstanding at December 31, 2013	5,639,864	0.83
Issued	1,630,000	0.57
Forfeitures	(350,000)	(0.97)
Outstanding at March 31, 2014	6,919,864	$0.76

   Warrants:

The Company did not issue any warrants during the three month period ended March 31, 2014.

Note 7 – Segment Information:

The Company operates in three business segments: the Business Solutions segment, the Energy Solutions segment and the Cyber Solutions segment.  The Business Solutions segment provides business advisory and consulting services and solutions primarily in the following areas: risk, data and organizational change. The Energy Solutions segment works with customers to assess, design and install processes and automation to address energy regulation, strategy, cost, and usage initiatives.  The Cyber Solutions segment provides cyber security and advanced technology training capabilities, operational support and consulting services.  The Cyber Solutions segment operated for the full three month period ended March 31, 2014 and had no operations during the three month period ended March 31, 2013.

The performance of the business is evaluated at the segment level.  Cash, debt and financing matters are managed centrally.  These segments operate as one from an accounting and overall executive management perspective, though each segment has senior management in place; however they are differentiated from a marketing and customer presentation perspective, though cross-selling opportunities exist and continue to be pursued.  Condensed summary segment information follows for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014
	Business Solutions	Energy Solutions	Cyber Solutions	Total

Revenue	$3,264,344	$792,903	$762,275	$4,819,522
Income (loss) from Operations before Overhead	$208,047	$(628,144)	$128,890	$(291,207)
Allocated Corporate Overhead	693,833	397,946	204,405	1,296,184
Loss from Operations	$(485,786)	(1,026,090)	$(75,515)	$(1,587,391)

Assets	$8,519,092	$10,113,691	$2,563,191	$21,195,974

	Three Months Ended March 31, 2013
	Business Solutions	Energy Solutions	Cyber Solutions	Total

Revenue	$3,480,706	$2,172,473	$-	$5,653,179
Income (loss) from Operations before Overhead	$274,272	$(104,400)	$-	$169,872
Allocated Corporate Overhead (a)	467,770	291,957	-	759,727
Loss from Operations (a)	$(193,498)	$(396,357)	$-	$(589,855)

Assets	$14,509,742	$14,419,643	$-	$28,929,385

(a)	The Company began allocating corporate overhead to the business segments in 2014. We have allocated overhead on a proforma basis for the first quarter of 2013 above for comparison purposes.

Note 8 – Related Party Transactions:

On January 16, 2014, we paid dividends on our Series C Preferred Stock in Common Stock of the Company.  Of this dividend, $140,000, represented by 241,379 shares was paid to River Charitable Remainder Unitrust f/b/o Isaac Blech, which is controlled by Isaac Blech, Vice Chairman of the

Company’s Board of Directors. On February 1, 2013, we paid dividends on our Series C Preferred Stock in Common Stock of the Company.  Of this dividend, $140,000, equating to 175,000, shares was paid to River Charitable Remainder Unitrust f/b/o Isaac Blech, which is controlled by Isaac Blech, Vice Chairman of the Company’s Board of Directors.

Note 9 – Subsequent Events:

The Series D Preferred Stock accrues 8 percent per annum dividends.  Dividends are payable semi-annually in arrears.  At April 30, 2014, $535,040 of dividends has accrued on these shares.  However, they are unrecorded on the Company’s books until declared.  On May 2, 2014, the Company declared dividends on its Series D Preferred Stock and the Company paid the dividends in Company common stock, accordingly, on May 2, 2014 the Company issued 972,791 shares of common stock to the 8% Series D Convertible Preferred Stockholders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

Statements in this Form 10-Q, including the information incorporated by reference herein, that are not historical in nature, including those concerning the Company’s current expectations about its future requirements and needs, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “meets,” “could,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans” or “continues.” Although we believe that the expectations reflected in such forward-looking statements are reasonable at the time they are made, you are cautioned that forward-looking information and statements are subject to various risks and uncertainties, many of which are difficult to predict and generally beyond our control. Risks and uncertainties could cause actual results and developments to differ materially from those expressed in, or implied or projected by, forward-looking information and statements provided here or in other disclosures and presentations. Those risks and uncertainties include, but are not limited to, the risks listed in Part I – Item 1A of our Annual Report on Form 10-K for 2013.  We do not undertake any obligation to update or revise any forward-looking information or statements.

The following discussion should be read in conjunction with our financial statements and the related notes included in this Form 10-Q.

When this report uses the words “we,” “us,” “our,” “Premier,” and the “Company,” they refer to Premier Alliance Group, Inc.  “SEC” refers to the Securities and Exchange Commission.

The following discussion summarizes the significant factors affecting our results of operations and financial condition for the three month periods ended March 31, 2014, and March 31, 2013 (“ first quarter of 2014 ” and “ first quarter of 2013 ”, respectively). This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended December 31, 2013 (“2013”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for 2013.

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

Results of Operations

Our results of operations for the first quarter of 2014 and the first quarter of 2013 are highlighted in the table below and discussed in the following paragraphs:

	3 Months Ended March 31,
	2014	% of Net Revenue	2013	% of Net Revenue
Net Revenue	$4,819,522		$5,653,179
Operating Expenses:
Cost of revenues	3,754,300	77.9%	4,057,755	71.8%
Selling, general & administrative	2,556,238	53.0%	2,088,682	36.9%
Depreciation and amortization	96,375	2.0%	96,597	1.7%
Total operating expenses	6,406,913	132.9%	6,243,034	110.4%
Loss from Operations	(1,587,391)	-32.9%	(589,855)	-10.4%
Other Income (Expense):
Derivative (expense) income	(417,294)	-8.7%	1,012,737	17.9%
Interest expense, net	(17,807)	-0.4%	(12,043)	-0.2%
Other income (expense)	285,460	5.9%	31,184	0.6%
Total other (expense) income	(149,641)	-3.1%	1,031,878	18.3%
Income (Loss) Before Income Taxes	(1,737,032)	-36.0%	442,023	7.8%
Income Tax Benefit (Expense)	-	0.0%	2,000	0.0%
Net Income (Loss)	(1,737,032)	-36.0%	444,023	7.9%
Preferred Stock Dividends	(406,840)	-8.5%	(406,840)	-7.2%
Deemed Dividend On Preferred Stock	-	0.0%	(509,184)	-9.0%
Net Loss Available to Common Stockholders	$(2,143,872)	-44.5%	$(472,001)	-8.3%

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013

The result of operations described below includes the Business Advisory Solutions (“BAS”) and the Energy Solutions (“ES”) segments for the first quarters of 2014 and 2013.  We acquired Root9B, LLC on November 22, 2013; and accordingly, their results of operations for the Cyber Solutions (“CS”) segment are only included in the results for the first quarter of 2014.

Net Revenue

Total revenue for the quarter ended March 31, 2014 was $4,819,522 as compared to $5,653,179 for the quarter ended March 31, 2013, a net decrease of $833,657, or 14.7%.  Revenue by segment was as follows

	Three Months Ended March 31
	2014	2013	% growth

Business Advisory Solutions	$3,264,344	$3,480,706	-6.2%

Energy Solutions	792,903	2,172,473	-63.5%

Cyber Solutions	762,275	-	nm

Total Revenue	$4,819,522	$5,653,179	-14.7%

Business Advisory Solutions Segment

Revenue for the BAS segment for the quarter ended March 31, 2014 decreased 6.2% as compared to the quarter ended March 31, 2013.  Revenue for the BAS segment was very close to the Company’s plans and in line with the results from the prior year.

Energy Solutions Segment

Revenue for the ES segment for the quarter ended March 31, 2014 decreased 63.5% as compared to the quarter ended March 31, 2013.  There are two key reasons for the decline in revenue.  First, the ES segment had a significant amount of revenue in the prior year related to the implementation of auto demand response (ADR) systems in California.  During 2013, the state of California altered the ADR program and incentives to corporations for implementing these type of energy saving systems and as a result the demand for this business has dropped significantly.  During the first quarter of 2014, the Company had no revenue from ADR systems work.  Secondly, during the first quarter of 2013, the Company had a large contract with a customer to retrofit an old facility that generated approximately $900,000 in revenue and was completed in 2013.  At this point the Company expected that more retrofit business would have been captured as a result of its energy audit processes, however the combination of slower enforcement and the commercial markets resistance to engage on energy efficiency retrofit projects of substance has negatively impacted our ability to engage on larger projects.   In light of the impacts of continued  utility program changes and the slowness of engagement on regulation in the energy sector, the Company is reviewing its current service and solution offerings to prioritize and ensure the ES segment is positioned in areas of less volatility and stronger opportunity for consistent revenue growth.

Cyber Solutions Segment

Revenue for the CS segment for the quarter ended March 31, 2014, which is generated from cyber security advisory and technical services was $762,275 and was 100% incremental as compared to the quarter ended March 31, 2013 and is entirely atributable to the Root9B acquisition.

Gross Margin
Gross margin (revenue less cost of revenues, defined as all costs for billable staff for the BAS segment and cost of goods for the ES segment) decreased to $1,065,222 for the quarter ended March 31, 2014 from $1,595,424 for the quarter ended March 31, 2013, decreasing $530,202. The main reason for the decrease in gross margin was the significant decrease in revenue from the Energy Solutions segment during the first quarter of 2014 as compared to the first quarter of 2013.

Gross margin, as a percentage of revenue, declined to 22.1% in the first quarter of 2014 from 28.2% in the first quarter of 2013.  On a segment basis, the gross margin percentage decreased in the BAS segment to 23.6% in the first quarter of 2014 from 24.1% in the first quarter of 2013 and decreased in the ES segment to -1.3% in the first quarter of 2014 from 34.8% in the first quarter of 2013.  The gross margin rate in the CS segment was 39.9%.  The significant decline in the ES gross margin percentage was due to the decrease in revenue and resulting lower revenue not covering the production related fixed overhead costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased to $2,556,238 in the first quarter of 2014 from $2,088,682 in the first quarter of 2013, an increase of 22.4%.  As a percentage of net revenue, SG&A expenses increased to 53.0% in the first quarter of 2014 as compared to 36.9% in the first quarter of 2013.  The increase in SG&A expenses as a percentage of revenue was due primarily to the reduced revenue in the ES segment, additional expenses related to Root9B, as well as increased corporate overhead expenses.  SG&A expenses increased approximately $468,000 during the first quarter of 2014 as compared to the first quarter of 2013 and break out as follows: the BAS segment increased $142,000, the ES segment decreased $228,000, the CS segment increased $159,000 (all incremental for the first quarter of 2014 as compared to the first quarter of 2013) and Corporate Overhead increased $395,000. The Company accounts and manages expenses as those directly related to a business segment and corporate overhead expenses which includes executive compensation, back office functions, such as finance and human resources, and other administrative costs.  Expenses related to these groups are discussed below.

BAS Segment

SG&A expenses in the BAS segment increased to approximately $542,000 in the first quarter of 2014 as compared to approximately $400,000 in the first quarter of 2013, an increase of $142,000 or 35.5%.  The increase is mainly attributable to increased labor costs of $135,000.  This increase in labor expenses for the BAS segment is due to a change in the classification of certain individuals from overhead to direct expenses for the BAS segment .  During the first quarter of 2014 the Company determined that the labor costs related to some BAS leadership positions, which had previously been charged to Corporate Overhead, would now be charged directly to the BAS segment.  As a result of this change, labor costs increased for the BAS segment and were reduced for Corporate Overhead.  BAS expenses as a percentage of segment revenue increased to 16.4% in the first quarter of 2014 from 11.5% in the first quarter of 2013.

ES Segment

SG&A expenses in the ES segment decreased to approximately $565,000 in the first quarter of 2014 as compared to approximately $793,000 in the first quarter of 2013, a decrease of $228,000 or 28.8%.  The decrease is primarily attributable to reduced labor costs of $213,000.  The decrease in labor costs is due to planned reductions in the labor force due to declining revenues as well as reduced commission expense, also due to lower revenues as compared to the prior year.

Corporate Overhead

Corporate Overhead SG&A expenses increased to $1,296,000 in the first quarter of 2014 from $901,000 in the first quarter of 2013, an increase of $395,000 or 43.8%.  The main drivers of the increase were an increase in labor costs of $180,000, an increase in stock option expense for employees and directors in the amount of $167,000 and an increase in Directors fees and expenses of $49,000.  The increase in labor costs was primarily due to the addition of an incremental executive position.  During January of 2014, the Company hired a new CEO to fill out the executive team.  The compensation and bonus related to this addition is incremental to the first quarter of 2014 as compared to the first quarter of 2013.  The increase in stock option expense was due to the issuance of 1,630,000 stock options to new hires, key employees and directors during the first quarter of 2014 as compared to no issuances during the first quarter of 2013.  Lastly, the increase in Director’s fees and expenses grew as a new director compensation plan was put in place mid-2013.

Other Income (Expense)

Other Income (Expense) for the first quarter of 2014 resulted in an expense of $149,641 as compared to income of $1,031,878 in the first quarter of 2013.  The main component of the net expense is the derivative expense and other income and is discussed below.

Derivative (expense) income

From May 2010 through the first quarter of 2013, the Company issued Series B Preferred Stock, Debentures, Series C Preferred Stock, 7% Convertible Redeemable Promissory Notes, and Series D Preferred Stock, all with detachable common stock purchase warrants deemed to be derivative instruments. These warrants are recorded as a derivative liability and “marked-to-market” based on fair value estimates at each reporting date.  Collectively, these derivatives were valued at an estimated fair value of $1,144,287 at March 31, 2014, with the change (increase) in value since December 31, 2013 of $417,294, being recognized as derivative (non-cash) expense on the statement of operations for the first quarter of 2014.  For the quarter ended March 31, 2013, the change in derivative valuation for the like period was non-cash income of $1,012,737.

Other income

Other income increased to $285,460 in the first quarter of 2014 as compared to $31,184 in the first quarter of 2013.  During the first quarter of 2014 the Company entered into an agreement with the landlord for the New York office where it was agreed that we would vacate the office space at the end of 2014, which is earlier than the lease term, and in exchange we will incur no rent expense during 2014.  As a result of this agreement the Company recorded a gain related to the early termination of the contract of $239,248 which is included in other income.

Income Tax Benefit (Expense)

There was no income tax expense for the first quarter of 2014, compared to $2,000 of income tax benefit for the first quarter of 2013.  The effective tax rate was 0% in the first quarter of 2014 and 0.5% (benefit) in the first quarter of 2013.  We have deferred tax assets and liabilities attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  We have determined, at both March 31, 2014 and 2013, that it is not more likely than not that our deferred tax assets would be recoverable and, accordingly have set up a full valuation allowance for the deferred tax assets at March 31, 2014 and 2013.

Preferred Stock Dividends

The Company has three series of Convertible Preferred Stock which pay dividends at annual specified rates.  The three series are: 7% Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, which has a 7% dividend rate, and the Series D Convertible Preferred Stock, which has a 8% dividend rate.  See further discussion on the Convertible Preferred Stock in Note 6 to the Financial Statements. Dividends paid during the first quarter of 2014, which were paid in common stock, were valued at issuance as follows: to Series B, 98,003 shares valued at $56,840, and to Series C, 603,448 shares valued at $350,000.

Deemed Dividend on Preferred Stock

The deemed dividend on preferred stock is an amount calculated, at the time of issuance of the convertible preferred stock, by comparing the effective conversion price of the preferred stock to the market price of the Company stock.  The difference in these two amounts yields a deemed dividend on the Convertible Preferred Stock, a non-cash charge.  During the first quarter of 2013, the Company recorded a deemed dividend upon the issuance of Series D Preferred Convertible Stock in the amount of $509,000.

Dividend

No dividend for common stock has been declared as of March 31, 2014, and the Company does not anticipate declaring dividends in the future.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting policies generally accepted in the United States of America. Our discussion and analysis of our financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ from these estimates.

There have been no material changes to the Critical Accounting Policies disclosed in our Annual Report on Form 10-K for 2013.

Recent Accounting Pronouncements

Since January 1, 2013, there have been several new accounting pronouncements and updates to the Accounting Standards Codification.  Each of these updates has been reviewed by Management who does not believe their adoption has had or will have a material impact on the Company’s financial position or operating results.

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of approximately $3,250,000, compared to approximately $7,004,000 at December 31, 2013, a decrease of $3,754,000.  The decrease is primarily attributable to the net use of cash in operations for the quarter ended March 31, 2014 of $2,238,000 and reduction of the outstanding balance on the line of credit in the amount of $1,477,000.  As of March 31, 2014 our available borrowings under our revolving line of credit were $1,755,000.

Overall, our revenues were down this quarter, compared to revenues for the same quarter a year ago, by $834,000, or 14.7%.  This quarter’s revenues include $762,000 in revenues from our acquisition of Root9B on November 22, 2013.  In the same quarter of the prior year, we had not yet acquired Root9B.  For comparison purposes, our revenues this quarter from comparable operations engaged in during the same quarter last year were down $1,596,000, or 28.2%.

The primary cause of this reduction in our revenues was a significant reduction in activity experienced in our Energy Services segment, and principally that segment’s West Coast operations. Among the factors causing this downturn is the reduction in revenue, as compared to the same quarter in the prior year, related to the implementation of auto demand response (ADR) systems in California.  During 2013, the state of California altered the ADR program and incentives to corporations for implementing this type of energy saving system and as a result the demand for this business has dropped significantly.  During the first quarter of 2014, the Company had no revenue from ADR systems work.  Additionally, during the first quarter of 2013, the Company had a large contract with a customer to retrofit an old facility that generated approximately $900,000 in revenue and was completed in 2013.  There was not a similar sized large retrofit project during the first quarter of 2014.

Although the downturn in revenues from continuing operations was disappointing, we have taken, and are taking, steps to address the factors giving rise to these results.  Among other things, we have made significant organizational changes in the Energy Services segment’s west coast operations group to better align our skills and talents with opportunities and job roles and responsibilities.  In addition we have narrowed the focus of our energy service offerings in an effort to increase efficiencies and returns.  As a part of these organizational shifts, at present our CEO, who has experience in the energy business, has assumed a leadership role for the Energy Services segment.  Also, we have implemented a more robust process for review and evaluation of the project pipeline, which we believe will build in better targeting and accountability and increase our overall sales efficiency.  As these are significant changes, they will take time to be fully effective, but we believe they will position the Energy Services segment to deliver improved results in the future.

Two potential consequences that follow from the downturn in our revenues are, first, an impairment to goodwill attributed to the Energy Services segment, and second, significant liquidity pressures.

  While we have concluded that there is no impairment to goodwill related to the Energy Services segment at this time, if our plans and efforts to slow the trend of reduced revenue for the segment are not successful, we may, in the future, need to further reduce the amount of goodwill attributable to the Energy Services segment.

Our objective from a liquidity perspective is to use operating cash flows to fund day to day operations.  In both the first quarter of 2014 and 2013 we did not achieve this objective, as cash flow from operations in the first quarter of 2014 and 2013 has been the net use of $2.2 million and $0.6 million, respectively.  Our high use of cash has been predominantly caused by a slower than expected pace of revenue growth, increased costs associated with acquisitions and higher than anticipated costs associated with the integration of recent acquisitions.  The Company is taking steps to try to improve its liquidity in the remaining quarters of 2014.  Specifically, we are focused on controlling expenses by implementing more detailed review processes and curtailing non-essential expenditures. Additionally, as discussed above, we are working with the Energy segment to enhance revenue opportunities and build a stronger pipeline.  Additionally, we are exploring various financing alternatives to supplement our existing line of credit and provide additional borrowing capacity.   Although we believe these efforts will enhance revenue and liquidity, and avoid the need for any further impairment of goodwill, there is no assurance that we will be successful in implementing these efforts and, even if we should be successful in implementing these efforts, the anticipated enhancements to revenue and liquidity, and the avoidance of any further impairment of goodwill, may not be achieved.

Working capital was $3,090,000 and $4,177,000, at March 31, 2014 and December 31, 2013, respectively, a decrease of $1,087,000. The decrease is driven primarily by the decrease in cash from operations of $2,238,000, offset by decreases in the outstanding balance on the line of credit of $1,477,000.

 Non-current liabilities at March 31, 2014 are $1,235,000, and primarily consist of a derivative liability related to the current valuation of all outstanding common stock purchase warrants, of $1,144,000. Shareholders’ Equity was $15,363,000 at March 31, 2014 (representing 72.5% of total assets), compared to a balance at December 31, 2013 of $16,922,000 (representing 68.9% of total assets).

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

Cash Flows from Operating Activities

During the quarter ended March 31, 2014, net cash used in operating activities was $2,238,000 as compared to net cash used in operating activities of $629,000 during the quarter ended March 31, 2013, an increase of $1,609,000.  The net cash used during the quarter ended March 31, 2014 was primarily attributable to: i) the net loss of $1,737,000, ii) increased by the non-cash charges for derivative expense and stock option expense of $417,000 and $178,000, respectively, iii) the decrease in accounts payable and accrued expenses of $826,000, iv) the increase in accounts receivable of $870,000 and v) the decrease in costs and estimated earnings in excess of billings of $567,000.

Cash Flows from Investing Activities

Cash used in investing activities during the quarter ended March 31, 2014 was $40,000 from net purchases of property and equipment.

Cash Flows from Financing Activities

Cash used from financing activities of $1,477,000 for the quarter ended March 31, 2014 was due to the net payments made to reduce the balance outstanding on the line of credit.

We are exploring additional sources of financing as we may need to raise additional funds in order to fund future business acquisitions or operations in the event our plans for improved cash flow are not achieved.  Financing transactions may include the issuance of equity or debt securities, and obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock, or if the Company continues to incur losses could make it more difficult to obtain financing through the issuance of equity or debt securities.  Furthermore, if we issue additional equity or debt securities, stockholders will likely experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional financing may restrict our ability to grow. If we are unable to obtain additional financing, we will be required to further curtail our plans to acquire additional businesses.

Off-Balance-Sheet Arrangements

As of March 31, 2014, and during the three months then ended, there were no other transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

As we continue to work with clients we see an increased emphasis on mitigating risk, controlling costs effectively, improving performance, and managing the complex regulatory/compliance environments that continue to change. Across all industries we see an increase in automation (computers, PDA’s, robotic production lines, communication devices, etc.).  With this increase in automation we see that energy and cyber security initiatives are moving to the top of the priority list for company initiatives.  Drivers related to energy management are becoming a critical part of strategic (disaster recovery, business continuity) and financial (cost control and management) initiatives as the importance of energy is now a “life-line” that businesses must account for in order to survive.  This increase in automation has moved cyber security to the forefront for companies in relation to risk and impact.  Automation within organizations has developed quickly and the need to use automation to increase work efficiency and also provide for more accessibility, has now increased business and financial risk exponentially.  Understanding cyber risks, exposures and managing them is one of the most complex issues in business today.  The ongoing trend is that cyber is also moving into the regulatory/compliance arena beyond what it has traditionally been.  We see these trends being a good fit for our business model although we cannot assure that we can fully take advantage of the same.

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

Interest Rate Risks

At March 31, 2014, the Company had an outstanding balance of $1,244,654 under its revolving credit agreement. Interest on borrowings under the facilities is based on the daily LIBOR rate plus a 2.25% margin. Daily average borrowings for the three months ended March 31, 2014 were $2,629,566.

Market fluctuation impact on assets

For the three months ending March 31, 2014, the valuation of the Variable Life Insurance policies had an investment loss of $7,828.

Equity Market Risks

The trading price of our common stock has been and is likely to continue to be volatile and could be subject to wide fluctuations. Such fluctuations could impact our decision or ability to utilize the equity markets as a potential source of our funding needs in the future.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our periodic reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2014. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

As discussed in Item 9A of our Annual Report on Form 10-K for 2013, our management concluded that as of December 31, 2013, our internal control over financial reporting was not effective.  During the first quarter of 2014 the following controls over financial reporting were implemented:

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

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- 1992 Integrated Framework.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Other than those previously reported on Form 8-K, no unregistered securities were sold or issued during the period ended March 31, 2014.

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

PREMIER ALLIANCE GROUP, INC.
(Registrant)
DATE: May 14, 2014	By:	/s/ Kent F. Anson
Kent F. Anson
Chief Executive Officer

DATE: May 14, 2014	By:	/s/ Kenneth T. Smith
Kenneth T. Smith
Chief Financial Officer