Form 10-Q
period 2014-06-30
PREMIER ALLIANCE GROUP, INC.
filed 2014-08-13
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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
[ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 29,423,305 shares of common stock were outstanding as of August 01, 2014.

Table of Contents
	Page
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	2
Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013	2
Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2014 and June 30, 2013	4
Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2014 and June 30, 2013	5
Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Mine Safety Disclosures	32

Item 5. Other Information	32

Item 6. Exhibits	32

Signatures	33
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

PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2014 AND DECEMBER 31, 2013

	(Unaudited)
	June 30,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash	$3,315,730	$7,003,773
Accounts receivable	3,089,097	2,788,209
Marketable securities	38,112	36,510
Costs and estimated earnings in excess of billings	212,449	1,018,141
Prepaid expenses and other current assets	265,912	160,480

Total current assets	6,921,300	11,007,113

Construction in Progress – at cost	5,768	859,161

Property and Equipment - at cost less accumulated depreciation	1,490,849	593,025

OTHER ASSETS:

Goodwill	10,715,807	10,715,807
Intangible assets – net	672,317	803,493
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers’ life insurance	346,932	416,265
Deposits and other assets	110,859	74,045

Total other assets	11,945,915	12,109,610

TOTAL ASSETS	$20,363,832	$24,568,909

See Notes to Consolidated Financial Statements

	(Unaudited)
	June 30,	December 31,
	2014	2013
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Note payable	$1,927,527	$2,721,239
Current portion of long-term debt	1,500	3,846
Accounts payable	1,487,728	2,227,840
Billings in excess of costs and estimated earnings	221,049	122,139
Accrued expenses	1,517,339	1,754,854

Total current liabilities	5,155,143	6,829,918

NONCURRENT LIABILITIES:

Long term debt – net of current portion	4,679	5,426

Derivative liability	2,097,965	726,993

Deferred tax liability	85,000	85,000

Total noncurrent liabilities	2,187,644	817,419

STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value, 4,985,000 and 0 shares authorized at June 30, 2014 and December 31, 2013, respectively no shares issued or outstanding	-	-
Class B convertible preferred stock, no liquidation preference $.001 par value, 2,000,000 shares authorized, 1,160,000 shares issued and outstanding.	1,160	1,160
Class C convertible preferred stock, $.001 par value, 2,500,000 shares authorized, 2,380,952 shares issued and outstanding.	2,381	2,381
Class D convertible preferred stock, $.001 par value, 15,000 shares authorized, 13,376 shares issued and outstanding.	13	13
Common stock, $.001 par value, 90,000,000 shares authorized, 29,140,366 and 27,466,034 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively.	29,141	27,466
Additional paid-in capital	40,562,910	39,193,174
Accumulated deficit	(27,574,560)	(22,302,622)
Total stockholders’ equity	13,021,045	16,921,572

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,363,832	$24,568,909

See Notes to Consolidated Financial Statements

PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
NET REVENUE	$4,603,049	$4,970,837	$9,422,571	$10,624,016

OPERATING EXPENSES:
Cost of revenues	3,460,400	3,821,834	7,214,700	7,879,589
Selling, general & administrative	2,688,191	2,126,949	5,244,430	4,215,631
Depreciation and amortization	99,682	96,588	196,057	193,185

Total operating expenses	6,248,273	6,045,371	12,655,187	12,288,405

LOSS FROM OPERATIONS	(1,645,224)	(1,074,534)	(3,232,616)	(1,664,389)

OTHER INCOME (EXPENSE):
Derivative (expense) income	(953,678)	769,372	(1,370,972)	1,782,109
Interest expense, net	(11,644)	(8,354)	(29,451)	(20,397)
Other income (expense)	17,522	433,505	302,982	464,689

Total other (expense) income	(947,800)	1,194,523	(1,097,441)	2,226,401

INCOME (LOSS)BEFORE INCOME TAXES	(2,593,024)	119,989	(4,330,057)	562,012

INCOME TAX BENEFIT (EXPENSE)	-	(2,000)	-	-

NET INCOME (LOSS)	(2,593,024)	117,989	(4,330,057)	562,012

PREFERRED STOCK DIVIDENDS	(535,040)	(329,800)	(941,880)	(736,640)
DEEMED DIVIDEND ON PREFERRED STOCK	-	-	-	(509,184)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(3,128,064)	$(211,811)	$(5,271,937)	$(683,812)

Net income (loss) income per share:
Basic	$(0.11)	$(0.01)	$(0.19)	$(0.03)
Diluted	$(0.11)	$(0.01)	$(0.19)	$(0.03)
Weighted average number of shares:
Basic	28,669,916	23,442,622	28,361,957	23,136,358
Diluted	28,669,916	23,442,622	28,361,957	23,136,358

See Notes to Consolidated Financial Statements

PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	June 30,	June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(4,330,057)	$562,012
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depreciation and amortization	196,057	193,185
Decrease (increase) in cash surrender value of officers’ life insurance	69,333	(16,649)
(Income) loss from change in value of derivatives	1,370,972	(1,782,109)
Deferred income tax	-	2,000
Stock option / warrant compensation expense	429,531	60,697
Adjust estimates recorded at acquisition	-	(431,919)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(300,888)	396,277
Decrease (increase) in marketable securities	(1,602)	(8,751)
Decrease (increase) in costs and estimated earnings in excess of billings	805,692	(728,879)
Decrease (increase) in prepaid expenses	(105,432)	(22,973)
Decrease (increase) in deposits and other assets	(36,814)	1,895
Increase (decrease) in accounts payable and accrued expenses	(979,974)	59,674
Increase (decrease) in billings in excess of costs and estimated earnings	98,910	954,033
Increase (decrease) in other taxes payable	-	(2,000)
Contract deposit - cash escrow account	-	(432,177)
Net cash used in operating activities	(2,784,272)	(1,195,684)

Cash flows from investing activities:
Purchases of property and equipment, net	(109,312)	(45,573)
Net cash used in investing activities	(109,312)	(45,573)

Cash flows from financing activities:
Class D Preferred stock issuance	-	5,452,150
Net payments on long-term debt	(747)	(48,842)
Net (payments) proceeds from line of credit	(793,712)	105,737
Net cash provided by (used in) financing activities	(794,459)	5,509,045

Net (decrease) increase in cash	(3,688,043)	4,267,788

Cash - beginning of period	7,003,773	4,471,102

Cash - end of period	$3,315,730	$8,738,890

See Notes to Consolidated Financial Statements

PREMIER ALLIANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
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

Recent accounting pronouncements:

In May, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted.  The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

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

Our only derivative instruments are detachable (or “free-standing”) common stock purchase warrants issued in conjunction with debt or preferred stock. We estimate fair values of these derivatives utilizing Level 2 inputs for all warrants issued, other than those associated with Series C Preferred Stock. Other than the Series C Preferred Stock warrants, we use the Black-Scholes option valuation technique as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, and risk free rates) necessary to fair value these instruments, for they do not contain material “down round protection” (otherwise referred to as “anti-dilution” and full ratchet provisions). For the warrants directly related to the Series C Preferred Stock, the warrant contracts do contain “Down Round Protections” and the “Black-Scholes” option valuation technique does not, in its valuation calculation, give effect for the additional value inherently attributable to the “Down Round Protection” mechanisms in its contractual arrangement.  Valuation models and techniques have been developed and are widely accepted that take into account the additional value inherent in “Down Round Protection.” These widely accepted techniques include “Modified Binomial”, “Monte Carlo Simulation” and the “Lattice Model.” The “core” assumptions and inputs to the “Binomial” model are the same as for “Black-Scholes”, such as trading volatility, remaining term to maturity, market price, strike price, and risk free rates; all Level 2 inputs.  However, a key input to the “Binomial” model (in our case, the “Monte Carlo Simulation”, for which we engage an independent valuation firm to perform) is the probability of a future capital raise which would trigger the Down Round Protection feature.  By definition, this input assumption does not meet the requirements for Level 1 or Level 2 outlined above; therefore, the entire fair value calculation for the Series C Common Stock Warrants is deemed to be Level 3. This input to the Monte Carlo Simulation model, was developed with significant input from management based on its knowledge of the business, current financial position and the strategic business plan.

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

The key quantitative assumptions related to the Series C Common Stock Warrants, issued March 3, 2011 and expiring March 3, 2016, are as follows:

	June 30, 2014	December 31, 2013

Expected Life (Years)	1.7	2.2
Risk Free Rate	0.35%	0.45%
Volatility	28.31%	29.31%
Probability of a Capital Raise	8-70%	4-8%

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis (for the Company, only derivative liabilities related to common stock purchase warrants, issued in directly in conjunction with debt and preferred stock issuances) are summarized below and disclosed on the balance sheet under Derivative liability:

	June 30, 2014
	Fair Value	Level 1	Level 2	Level 3
Derivative Liability – Common Stock Purchase Warrants:
Debentures	$46,970		$46,970
Series B Preferred Stock	103,430		103,430
Promissory Notes	187,533		187,533
Series D Preferred Stock	684,747		684,747
Series C Preferred Stock	1,075,285			$1,075,285
Total	$2,097,965		$1,022,680	$1,075,285

	December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Derivative Liability – Common Stock Purchase Warrants:
Debentures	$10,207		$10,207
Series B Preferred Stock	24,277		24,277
Promissory Notes	85,824		85,824
Series D Preferred Stock	224,075		224,075
Series C Preferred Stock	382,610			$382,610
Total	$726,993		$344,383	$382,610

Note 3 – Acquisition

Root9B, LLC

On November 22, 2013, the Company and its wholly owned subsidiary, Root9B Partners, LLC, consummated an Agreement and Plan of Merger (the “Agreement”) with Root9B LLC, (“Root9B”) a Colorado corporation.  Pursuant to the Agreement, Root9B Partners, LLC merged into Root9B, which became a wholly owned subsidiary of the Company.  Root9B provides cyber security advisory and technical services to governmental and commercial businesses.

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

Note 4 – Pro-Forma Financial Information (unaudited):

The following unaudited pro-forma data summarizes the results of operations for the three and six months ended June 30, 2013, as if the purchase of Root9B, LLC had been completed on January 1, 2013. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2013.

	Three Months Ended	Three Months Ended
	June 30, 2014	June 30, 2013
Net revenues	N/A *	$ 5,536,481
Operating loss	N/A *	(901,967)
Net loss per share – basic and fully diluted	N/A *	$(0.04)

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013
Net revenues	N/A *	$ 11,436,430
Operating loss	N/A *	(1,497,563)
Net loss per share – basic and fully diluted	N/A *	$(0.06)

*    All entities were consolidated effective January 1, 2014; therefore; the results of operations are included in these financial statements.

Note 5 - Net Loss Per Share:

Basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted-average number of common shares outstanding during the period.  Diluted net income or loss per share is computed by dividing net income or loss available to common stockholders for the period by the weighted-average number of common and common equivalent shares, such as stock options, warrants and convertible securities outstanding during the period.  Such common equivalent shares have not been included in the Company’s computation of net income (loss) per share when their effect would have been anti-dilutive based on the strike price as compared to the average trading price or due to the Company’s net losses attributable to common stockholders.

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Basic:
Numerator –net loss available to common stockholders	$(3,128,064)	$(211,811)
Denominator – weighted-average shares outstanding	28,669,916	23,442,622
Net loss per share – Basic and diluted	$(0.11)	$(0.01)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Basic:
Numerator –net loss available to common stockholders	$(5,271,937)	$(683,812)
Denominator – weighted-average shares outstanding	28,361,957	23,136,358
Net loss per share – Basic and diluted	$(0.19)	$(0.03)

Incremental common shares (not included due to their anti-dilutive nature) :
Stock options	9,479,864	5,114,864
Stock warrants	19,262,360	19,112,360
Convertible preferred stock – Series B	1,160,000	1,160,000
Convertible preferred stock – Series C	7,142,856	7,142,856
Convertible preferred stock – Series D	18,001,392	18,351,392
	55,046,472	50,881,472

Note 6 – Stockholders’ Equity:

Common Stock:

Generally, the Company issues common stock in connection with acquisitions, as dividends on preferred stock and upon conversion of preferred shares to common stock.

During the first six months of 2014, the Company issued 1,674,242 shares as dividends on Preferred Stock.

7% Series B Convertible Preferred Stock:

During 2010, the Company issued 1,200,000 shares of 7% Series B Convertible Preferred Stock (“Series B Preferred Stock”), along with detachable warrants to purchase 1,058,940 shares of common stock.  The holders of shares of Series B Convertible Preferred Stock are entitled to receive a 7 percent annual dividend until the shares are converted to common stock.  The warrants, immediately exercisable, are for a term of five years, and entitle the holder to purchase shares of common stock at an exercise price of $ 0.77 per share.  As of June 30, 2014 and December 31, 2013, 1,160,000 shares of the Series B Preferred Stock remain outstanding.

Series C Convertible Preferred Stock:

During 2011, the Company issued 2,380,952 shares of Series C Convertible Preferred Stock; $.001 par value per share (“Series C Preferred Stock”), along with warrants to purchase 8,217,141 shares of common stock.  Each share is priced at $2.10 and, when issued, included 3 warrants at an exercise price of $0.77 which expire in 5 years. The Series C Preferred Stock (a) is convertible into three shares of common stock, subject to certain adjustments, (b) pays 7 percent dividends per annum, payable annually in cash or shares of common stock, at the Company’s option, and (c) is automatically converted into common stock should the price of the Company’s common stock exceed $2.50 for 30 consecutive trading days. The warrants issued in connection with the Series C Preferred Stock contain full-ratchet anti-dilution provisions that require them to be recorded as a derivative instrument.  As of June 30, 2014 and December 31, 2013, 2,380,952 shares of the Series C Preferred Stock remain outstanding.

Series D Convertible Preferred Stock:

During 2012 and 2013 the Company issued 13,876 shares of Series D 8% Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) along with warrants to purchase 6,125,527 shares of common stock.  The purchase price of one share was $1,000.  Dividends are 8% per annum, payable semi-annually in cash or shares of common stock at the Company’s option.  The Series D Preferred Stock is convertible into common stock at the total purchase price divided by $0.75 (the “conversion rate”), and collectively, the “conversion price”.  The warrants are for a term of five years and have a strike price of $1.125 per share. The Series D Preferred Stock shall automatically convert into common stock, at the conversion rate, upon (i) the completion of a firm commitment underwritten public offering of the Company’s shares of common stock resulting in net proceeds to the Company of at least $10,000,000 and is offered at a price per share equal to at least 200% of the conversion price (subject to adjustment for any stock splits, stock dividends, etc.), (ii) upon the affirmative vote of the holders of a majority of the outstanding shares of Series D Preferred Stock, or (iii) on the second anniversary of the issue date of the Series D Preferred Stock.  The Series D Preferred Stock contains anti-dilution protection.  Holders of the Series D Preferred Stock shall vote together with the holders of common stock on an as-converted basis.  As of June 30, 2014 and December 31, 2013, 13,376 shares of the Series D Preferred Stock remain outstanding.

   Stock Options:

The Company issued stock options to purchase 2,925,000 shares of common stock during the three months ended June 30, 2014 under the 2008 Stock Incentive Plan. There were no options issued during the three months ended June 30, 2013.  The Company’s results for the three months ended June 30, 2014 and 2013, include stock option based compensation expense of $242,043 and $49,859, respectively.  These amounts are included within SG&A expenses on the Consolidated Statement of Operations.  There were no tax benefits recognized during the three months ended June 30, 2014 or 2013.

The fair values of options granted during the three months ended June 30, 2014 were estimated using the following weighted-average assumptions:

Exercise price	$0.55 - $0.73
Risk free interest rate	1.66% - 1.89%
Volatility	34.84% - 37.00%
Expected term	5.5 – 5.75 Years
Dividend yield	None

The following table represents the activity under the stock incentive plan as of June 30, 2014 and the changes during each period:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	5,114,864	$0.84
Issued	525,000	0.59
Outstanding at December 31, 2013	5,639,864	0.83
Issued	4,585,000	0.61
Forfeitures	(745,000)	(0.89)
Outstanding at June 30, 2014	9,479,864	$0.71

   Warrants:

The Company issued warrants to purchase 150,000 shares of common stock in exchange for service during the three months ended June 30, 2014.  There were no warrants issued during the three months ended June 30, 2013.  The Company’s results for the three months ended June 30, 2014 and 2013, include expense related to warrants issued for services of $9,125 and $5,050, respectively.  These amounts are included within SG&A expenses on the Statement of Operations.

The fair values of options granted during the three months ended June 30, 2014 were estimated using the following weighted-average assumptions:

Exercise price	$0.75
Risk free interest rate	1.67%
Volatility	33.12%
Expected term	5 Years
Dividend yield	None

The following table represents the warrant activity as of June 30, 2014 and the changes during each period:

Warrants	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	16,249,985	$1.10
Issued	2,862,375	1.12
Outstanding at December 31, 2013	19,112,360	1.11
Issued	150,000	0.75
Outstanding at June 30, 2014	19,262,360	$1.11

Note 7 – Segment Information:

The Company operates in three business segments: the Business Advisory Solutions segment, the Energy Solutions segment and the Cyber Solutions segment, working together with a focus on improving productivity, maximizing profits and mitigating risk.  The Business Advisory Solutions segment provides business advisory and consulting services and solutions primarily in the following areas: risk, data and organizational change. The Energy Solutions segment works with customers to assess, design and install processes and automation to address energy regulation, strategy, cost, and usage initiatives.  The Cyber Solutions segment provides cyber security and advanced technology training capabilities, operational support and consulting services.  The Cyber Solutions segment operated for the full six month period ended June 30, 2014 and had no operations during the six month period ended June 30, 2013.

The performance of the business is evaluated at the segment level.  Cash, debt and financing matters are managed centrally.  These segments operate as one from an accounting and overall executive management perspective, though each segment has senior management in place; however they are differentiated from a marketing and customer presentation perspective, though cross-selling opportunities exist and continue to be pursued.  Condensed summary segment information follows for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014
	Business Solutions	Energy Solutions	Cyber Solutions	Total

Revenue	$3,364,837	$634,710	$603,502	$4,603,049
Income (Loss) from Operations before Overhead	$309,366	$(434,688)	$(34,367)	$(159,689)
Allocated Corporate Overhead	695,746	571,575	218,214	1,485,535
Loss from Operations	$(386,380)	$(1,006,263)	$(252,581)	$(1,645,224)

	Three Months Ended June 30, 2013
	Business Solutions	Energy Solutions	Cyber Solutions	Total

Revenue	$3,136,488	$1,834,349	$-	$4,970,837
Income (Loss) from Operations before Overhead	$243,370	$(360,618)	$-	$(117,248)
Allocated Corporate Overhead (a)	604,026	353,260	-	957,286
Loss from Operations (a)	$(360,656)	$(713,878)	$-	$(1,074,534)

	Six Months Ended June 30, 2014
	Business Solutions	Energy Solutions	Cyber Solutions	Total

Revenue	$6,629,181	$1,427,613	$1,365,777	$9,422,571
Income (Loss) from Operations before Overhead	$517,413	$(1,062,833)	$94,523	$(450,897)
Allocated Corporate Overhead	1,389,579	969,521	422,619	2,781,719
Loss from Operations	$(872,166)	$(2,032,354)	$(328,096)	$(3,232,616)

Assets	$8,221,245	$9,456,020	$2,686,567	$20,363,832

	Six Months Ended June 30, 2013
	Business Solutions	Energy Solutions	Cyber Solutions	Total

Revenue	$6,617,194	$4,006,822	$-	$10,624,016
Income (Loss) from Operations before Overhead	$645,630	$(465,019)	$-	$180,611
Allocated Corporate Overhead (a)	$1,149,163	$695,837	-	1,845,000
Loss from Operations (a)	$(503,533)	$(1,160,856)	$-	$(1,664,389)

Assets	$13,713,438	$14,292,332	$-	$28,005,770

(a)
The Company began allocating corporate overhead to the business segments in 2014.  We have allocated overhead on a proforma basis for the three and six months ended June 30, 2013 above for comparison purposes.

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

Note 9 – Subsequent Events:

The Company opened an asset based revolving line of credit on July 5, 2013 with a financial institution, with a borrowing base of 80% of eligible receivables or $3,000,000. In accordance with this facility, the Company was required to maintain a compensating balance of $3 million on account at this financial institution.  However, the loan terms included a release provision on the compensating balance, reducing it as the Company met net operating income thresholds set forth in the loan agreement.  As of June 30, 2014 the Company did not meet two covenants in the line of credit agreement. As the line of credit required a compensating balance for the full amount of the line, effectively providing the Company with no additional liquidity, the Company decided not to renew the facility when it came due in July 2014 and paid off the outstanding balance on July 3, 2014.

Between July 10, 2014 and August 01, 2014, 297,800 of the Company’s outstanding common stock warrants were exercised.  The average exercise price was $0.66 and the Company received proceeds of $181,000 from the exercised warrants.

Note 10 – Liquidity and Capital Resources:

As of June 30, 2014 the Company had cash and cash equivalents of approximately $3,315,000 of which $1,900,000 was required to be maintained as collateral for the line of credit.  The line of credit was not renewed upon its expiration and the outstanding balance was paid off on July 3, 2014.  The Company had a cash balance of approximately $1,400,000 as of August 1, 2014.

The Company has taken, and continues to take, steps to enhance its revenue streams and manage costs in order to improve cash flow.  If these steps are not successful in the near term, the Company will need to seek additional financing, however no assurances can be provided that the financing will be available.

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

The following discussion summarizes the significant factors affecting our results of operations and financial condition for the three month periods ended June 30, 2014, and June 30, 2013 (“ second quarter of 2014 ” and “ second quarter of 2013 ”, respectively) and the six month periods ended June 30, 2014 and 2013. This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended December 31, 2013 (“2013”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for 2013.

OVERVIEW

We are a provider of Cyber Security, Energy, and Business Advisory Solutions delivering integration and consulting services. We help clients in diverse industries improve performance, comply with complex regulations, reduce costs, leverage and integrate technology, manage risk, and stimulate growth.  Our primary focus is using our expertise on issues related to three key areas for customers; (i) Cyber security, (ii) energy services, and (iii) performance, risk and compliance initiatives.  We work with our customers to assess, design, and provide customized advice and solutions that are tailored to address each client’s particular needs. We provide solutions and services to a wide variety of organizations including Fortune 500 companies, medium-sized businesses and governmental entities.

Results of Operations

Our results of operations for the three months ended June 30, 2014 and the three months ended June 30, 2013 are highlighted in the table below and discussed in the following paragraphs:

	3 Months Ended June 30,
	2014	% of Net Revenue	2013	% of Net Revenue
Net Revenue	$4,603,049		$4,970,837
Operating Expenses:
Cost of revenues	3,460,400	75.2%	3,821,834	76.9%
Selling, general & administrative	2,688,191	58.4%	2,126,949	42.8%
Depreciation and amortization	99,682	2.2%	96,588	1.9%
Total operating expenses	6,248,273	135.8%	6,045,371	121.6%
Loss from Operations	(1,645,224)	-35.8%	(1,074,534)	-21.6%
Other Income (Expense):
Derivative (expense) income	(953,678)	-20.7%	769,372	15.5%
Interest expense, net	(11,644)	-0.3%	(8,354)	-0.2%
Other income (expense)	17,522	0.4%	433,505	8.7%
Total other (expense) income	(947,800)	-20.6%	1,194,523	24.0%
Income (Loss) Before Income Taxes	(2,593,024)	-56.4%	119,989	2.4%
Income Tax Benefit (Expense)	-	0.0%	(2,000)	0.0%
Net Income (Loss)	(2,593,024)	-56.4%	117,989	2.4%
Preferred Stock Dividends	(535,040)	-11.6%	(329,800)	-6.7%
Net Loss Available to Common Stockholders	$(3,128,064)	-68.0%	$(211,811)	-4.3%

Comparison of the three months ended June 30, 2014 to the three months ended June 30, 2013

The result of operations described below includes the Business Advisory Solutions (“BAS”) and the Energy Solutions (“ES”) segments for the three months ended June 30, 2014 and 2013.  We acquired Root9B, LLC on November 22, 2013; and accordingly, their results of operations for the Cyber Solutions (“CS”) segment are only included in the results for the three months ended June 30, 2014.

Net Revenue

Total revenue for the quarter ended June 30, 2014 was $4,603,049 as compared to $4,970,837 for the quarter ended June 30, 2013, a net decrease of $367,788, or 7.4%.  Revenue by segment was as follows

	Three Months Ended June 30,
	2014	2013	% growth

Business Advisory Solutions	$3,364,837	$3,136,488	7.3%

Energy Solutions	634,710	1,834,349	-65.4%

Cyber Solutions	603,502	-	nm

Total Revenue	$4,603,049	$4,970,837	-7.4%

Business Advisory Solutions Segment

Revenue for the BAS segment for the quarter ended June 30, 2014 increased 7.3% as compared to the quarter ended June 30, 2013.  Revenue for the BAS segment was in line with the Company’s growth plans for the segment.  The BAS segment continues to focus on its core areas of expertise which include regulatory compliance, risk management, data analytics and organizational change.  In addition, the segment is now targeting opportunities in the cyber security area where, in partnership with the CS segment, new revenue growth sources are available.

Energy Solutions Segment

Revenue for the ES segment for the quarter ended June 30, 2014 decreased 65.4% as compared to the quarter ended June 30, 2013.  There are two key reasons for the decline in revenue.  First, the ES segment had a significant amount of revenue in the prior year related to the implementation of auto demand response (ADR) systems in California.  During 2013, the state of California altered the ADR program and incentives to corporations for implementing these type of energy saving systems and as a result the demand for this business has dropped significantly.  During the second quarter of 2014, the Company had no revenue from ADR systems work.  Secondly, during the second quarter of 2013, the Company had a large contract with a customer to retrofit an old facility that generated approximately $600,000 in revenue and was completed in 2013.  At this point the Company expected that more retrofit business would have been captured as a result of its energy audit processes, however the combination of slower enforcement and the commercial markets resistance to engage on energy efficiency retrofit projects of substance has negatively impacted our ability to engage on larger projects.   In light of the impacts of continued utility program changes and the slowness of engagement on regulation in the energy sector, the Company is reviewing its current service and solution offerings to prioritize and ensure the ES segment is positioned in areas of less volatility and stronger opportunity for consistent revenue growth.  During the second quarter of 2014 the Company reorganized responsibilities of several senior leaders to include a stronger focus on the energy segment.  Additionally, the Company engaged two outside consultants with energy experience to assist with the development of the future strategy.  These moves have positioned the leadership of the ES segment to develop a revised strategy for the segment regarding solar, energy audits and retrofit work, energy controls and automation and the possible integration with our cyber solutions.

Cyber Solutions Segment

Revenue for the CS segment for the quarter ended June 30, 2014, which is generated from cyber security advisory and technical services was $603,502, and was 100% incremental as compared to the quarter ended June 30, 2013 and is entirely attributable to the Root9B acquisition. During the second quarter of 2014 the Company continued to invest in building up the CS segment, primarily by hiring new resources with specialized cyber security skills and extending the infrastructure.  The segment continues to ramp up and is planned to be the key revenue growth driver for the Company over the next several years.

Gross Margin

Gross margin (revenue less cost of revenues, defined as all costs for billable staff for the BAS segment and cost of goods for the ES and CS segments) decreased to approximately $1,143,000 for the quarter ended June 30, 2014 from approximately $1,149,000 for the quarter ended June 30, 2013, decreasing $6,000. The main reason for the decrease in gross margin was the significant decrease in revenue from the Energy Solutions segment during the second quarter of 2014 as compared to the second quarter of 2013.

Gross margin, as a percentage of revenue, increased to 24.8% in the second quarter of 2014 from 23.1% in the second quarter of 2013.  On a segment basis, the gross margin percentage increased in the BAS segment to 25.1% in the second quarter of 2014 from 24.1% in the second quarter of 2013 and decreased in the ES segment to 16.7% in the second quarter of 2014 from 21.4% in the second quarter of 2013.  The gross margin rate in the CS segment was 31.7% for the second quarter of 2014 and was slightly lower than planned.  The decline in the ES gross margin percentage was due to the decrease in revenue and resulting lower revenue which did not cover the production related fixed overhead costs in the ES segment.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased to approximately $2,688,000 in the second quarter of 2014 from approximately $2,127,000 in the second quarter of 2013, an increase of 26.4%.  As a percentage of net revenue, SG&A expenses increased to 58.4% in the second quarter of 2014 as compared to 42.8% in the second quarter of 2013.  The increase in SG&A expenses as a percentage of revenue was due primarily to the reduced revenue in the ES segment, additional expenses related to Root9B, as well as increased corporate overhead expenses.  SG&A expenses increased approximately $561,000 during the second quarter of 2014 as compared to the second quarter of 2013 and break out as follows: the BAS segment increased $29,000, the ES segment decreased $210,000, the CS segment increased $208,000 (all incremental for the second quarter of 2014 as compared to the second quarter of 2013) and Corporate Overhead increased $534,000. The Company accounts and manages expenses as those directly related to a business segment and corporate overhead expenses which includes executive compensation, back office functions, such as finance and human resources, and other administrative costs.  Expenses related to these groups are discussed below.

BAS Segment

SG&A expenses in the BAS segment increased to approximately $515,000 in the second quarter of 2014 as compared to approximately $486,000 in the second quarter of 2013, an increase of $29,000 or 6.0%.  The increase is mainly attributable to increased labor costs of $82,000.  This increase in labor expenses for the BAS segment is due to a change in the classification of certain individuals from overhead to direct expenses for the BAS segment.  During the first quarter of 2014 the Company determined that the labor costs related to some BAS leadership positions, which had previously been charged to Corporate Overhead, would now be charged directly to the BAS segment.  As a result of this change, labor costs increased for the BAS segment in both the first and second quarters of 2014 as compared to 2013 and were reduced for Corporate Overhead.  BAS expenses as a percentage of segment revenue decreased to 15.3% in the second quarter of 2014 from 15.5% in the second quarter of 2013.

ES Segment

SG&A expenses in the ES segment decreased to approximately $479,000 in the second quarter of 2014 as compared to approximately $689,000 in the second quarter of 2013, a decrease of $210,000 or 30.5%.  The decrease is primarily attributable to reduced labor costs of $197,000.  This decrease was partially offset by an increase in professional fees of $75,000.  The decrease in labor costs is due to planned reductions in the labor force due to declining revenues as well as reduced commission expense, also due to lower revenues as compared to the prior year.  The increase in professional fees is a result of the Company engaging the services of two contractors who have expertise in energy strategy and solar projects.

CS Segment

SG&A expenses in the CS segment were approximately $208,000 in the second quarter of 2014 and were completely incremental as compared to the second quarter of 2013.  SG&A expenses were slightly higher than planned as the Company invested in additional headcount, with specialized cyber security skill sets, as the Company prepares for future growth in this segment.

Corporate Overhead

Corporate Overhead SG&A expenses increased to $1,485,000 in the first quarter of 2014 from $951,000 in the second quarter of 2013, an increase of $534,000 or 56.2%.  The main drivers of the increase were an increase in labor costs of $295,000, an increase in stock option expense for employees and directors in the amount of $196,000 and these increases were offset by a decrease in bad debt expense of $69,000.  The increase in labor costs was primarily due to the addition of two incremental executive positions.  During January of 2014, the Company hired a senior team member who is now leading the energy solutions group and in May of 2014 a new CEO was named to fill out the executive team.  The compensation and bonus related to this change is incremental to the second quarter of 2014 as compared to the second quarter of 2013.  The increase in stock option expense was due to the issuance of 2,925,000 stock options to new hires, key employees and directors during the second quarter of 2014 as compared to no issuances during the second quarter of 2013.  Lastly, the decrease in bad debt expense was due to higher than normal bad debt expense in the second quarter 2013 due to the reserve for three accounts with collectability issues.

Other Income (Expense)

Other Income (Expense) for the second quarter of 2014 resulted in an expense of approximately $948,000 as compared to income of approximately $1,195,000 in the second quarter of 2013.  The main component of the net expense is the derivative expense and other income and is discussed below.

Derivative (expense) income

From May 2010 through the first quarter of 2013, the Company issued Series B Preferred Stock, Debentures, Series C Preferred Stock, 7% Convertible Redeemable Promissory Notes, and Series D Preferred Stock, all with detachable common stock purchase warrants deemed to be derivative instruments. These warrants are recorded as a derivative liability and “marked-to-market” based on fair value estimates at each reporting date.  Collectively, these derivatives were valued at an estimated fair value of approximately $2,098,000 at June 30, 2014, with the change (increase) in value since March 31, 2014 of approximately $954,000, being recognized as derivative (non-cash) expense on the statement of operations for the second quarter of 2014.  For the quarter ended June 30, 2013, the change in derivative valuation for the like period was non-cash income of approximately $769,000.

Other income

Other income decreased to approximately $18,000 in the second quarter of 2014 as compared to approximately $434,000 in the second quarter of 2013.  During the second quarter of 2013 we recorded an “adjustment to estimates recorded at acquisition” of $432,000 (a non-cash item) related to the GHH acquisition and not present in the same period in the prior year, to record the retirement of certain escrow shares, recorded as part of the consideration given, in the initial purchase price allocation and removed liabilities assumed which management determined no longer met the required test for recording an obligation on the books and records of the Company.

Income Tax Benefit (Expense)

There was no income tax expense for the second quarter of 2014, compared to $2,000 of income tax expense for the second quarter of 2013.  The effective tax rate was 0% in the second quarter of 2014 and 1.7% in the second quarter of 2013.  We have deferred tax assets and liabilities attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  We have determined, at both June 30, 2014 and 2013, that it is not more likely than not that our deferred tax assets would be recoverable and, accordingly have set up a full valuation allowance for the deferred tax assets at June 30, 2014 and 2013.

Preferred Stock Dividends

The Company has three series of Convertible Preferred Stock which pay dividends at annual specified rates.  The three series are: 7% Series B Convertible Preferred Stock, 7% Series C Convertible Preferred Stock, and the 8% Series D Convertible Preferred Stock.  See further discussion on the Convertible Preferred Stock in Note 6 to the Financial Statements. Dividends paid during the second quarter of 2014, which were paid in common stock, were valued at issuance as follows: to Series D, 972,791 shares valued at approximately $535,000.

Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013

Our results of operations for the first six months of 2014 and the first six months of 2013 are highlighted in the table below and discussed in the following paragraphs:

	6 Months Ended June 30,
	2014	% of Net Revenue	2013	% of Net Revenue
Net Revenue	$9,422,571		$10,624,016
Operating Expenses:
Cost of revenues	7,214,700	76.6%	7,879,589	74.2%
Selling, general & administrative	5,244,430	55.6%	4,215,631	39.7%
Depreciation and amortization	196,057	2.1%	193,185	1.8%
Total operating expenses	12,655,187	134.3%	12,288,405	115.7%
Loss from Operations	(3,232,616)	-34.3%	(1,664,389)	-15.7%
Other Income (Expense):
Derivative (expense) income	(1,370,972)	-14.6%	1,782,109	16.8%
Interest expense, net	(29,451)	-0.3%	(20,397)	-0.2%
Other income (expense)	302,982	3.2%	464,689	4.4%
Total other (expense) income	(1,097,441)	-11.7%	2,226,401	21.0%
Income (Loss) Before Income Taxes	(4,330,057)	-46.0%	562,012	5.3%
Income Tax Benefit (Expense)	-	0.0%	-	0.0%
Net Income (Loss)	(4,330,057)	-46.0%	562,012	5.3%
Preferred Stock Dividends	(941,880)	-10.0%	(736,640)	-6.9%
Deemed Dividend On Preferred Stock	-	0.0%	(509,184)	-4.8%
Net Loss Available to Common Stockholders	$(5,271,937)	-56.0%	$(683,812)	-6.4%

The result of operations described below includes the Business Advisory Solutions (“BAS”) and the Energy Solutions (“ES”) segments for the six months ended June 30, 2014 and 2013.  We acquired Root9B, LLC on November 22, 2013; and accordingly, their results of operations for the Cyber Solutions (“CS”) segment are only included in the results for the six months ended June 30, 2014.

Net Revenue

Total revenue for the six months ended June 30, 2014 was $9,422,571 as compared to $10,624,016 for the six months ended June 30, 2013, a net decrease of $1,201,445, or 11.3%.  Revenue by segment was as follows

	Six Months Ended June 30,
	2014	2013	% growth

Business Advisory Solutions	$6,629,181	$6,617,194	0.2%

Energy Solutions	1,427,613	4,006,822	-64.4%

Cyber Solutions	1,365,777	-	nm

Total Revenue	$9,422,571	$10,624,016	-11.3%

Business Advisory Solutions Segment

Revenue for the BAS segment for the six months ended June 30, 2014 increased 0.2% as compared to the six months ended June 30, 2013.  Revenue for the BAS segment was below the Company’s plans for mid to high single digit revenue growth.  The segment is positioned to meet its growth plans going forward and is looking to leverage partnership with the Cyber Security segment to capitalize on new sources of revenue growth.

Energy Solutions Segment

Revenue for the ES segment for the six months ended June 30, 2014 decreased 64.4% as compared to the six months ended June 30, 2013.  There are two key reasons for the decline in revenue.  First, the ES segment had a significant amount of revenue in the prior year related to the implementation of auto demand response (ADR) systems in California.  During 2013, the state of California altered the ADR program and incentives to corporations for implementing these type of energy saving systems and as a result the demand for this business has dropped significantly.  During the six months ended June 30, 2014, the Company had no revenue from ADR systems work.  Secondly, during the six months ended June 30, 2013, the Company had a large contract with a customer to retrofit an old facility that generated approximately $1,500,000 in revenue and was completed in 2013.  At this point the Company expected that more retrofit business would have been captured as a result of its energy audit processes, however the combination of slower enforcement and the commercial markets resistance to engage on energy efficiency retrofit projects of substance has negatively impacted our ability to engage on larger projects.   In light of the impacts of continued utility program changes and the slowness of engagement on regulation in the energy sector, the Company is reviewing its current service and solution offerings to prioritize and ensure the ES segment is positioned in areas of less volatility and stronger opportunity for consistent revenue growth.  During the second quarter of 2014 the Company reorganized responsibilities of several senior leaders to include a stronger focus on the energy segment.  Additionally, the Company engaged two outside consultants with energy experience to assist with the development of the future strategy.  These moves have positioned the leadership of the ES segment to develop a revised strategy for the segment regarding solar, energy audits and retrofit work, energy controls and automation and the possible integration with our cyber solutions.

Cyber Solutions Segment

Revenue for the CS segment for the six months ended June 30, 2014, which is generated from cyber security advisory and technical services was approximately $1,366,000, and was 100% incremental as compared to the quarter ended June 30, 2013 and is entirely attributable to the Root9B acquisition.  During the second quarter of 2014 the Company continued to invest in building up the CS segment, primarily by hiring new resources with specialized cyber security skills and extending the infrastructure.  The segment continues to ramp up and is planned to be the key revenue growth driver for the Company over the next several years.

Gross Margin

Gross margin (revenue less cost of revenues, defined as all costs for billable staff for the BAS segment and cost of goods for the ES and CS segments) decreased to approximately $2,208,000 for the six months ended June 30, 2014 from approximately $2,744,000 for the six months ended June 30, 2013, decreasing approximately $536,000. The main reason for the decrease in gross margin was the significant decrease in revenue from the Energy Solutions segment during the first six months of 2014 as compared to the first six months of 2013.

Gross margin, as a percentage of revenue, declined to 23.4% in the six months ended June 30, 2014 from 25.8% in the six months ended June 30, 2013.  On a segment basis, the gross margin percentage increased in the BAS segment to 24.4% in the first six months of 2014 from 24.1% in the first six months of 2013 and decreased in the ES segment to 6.7% in the first six months of 2014 from 28.6% in the first six months of 2013.  The gross margin rate in the CS segment was 36.3% and slightly lower than planned.  The significant decline in the ES gross margin percentage was due to the decrease in revenue and resulting lower revenue which did not cover the production related fixed overhead costs in the ES segment.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased to approximately $5,244,000 in the six months ended June 30, 2014 from approximately $4,216,000 in the six months ended June 30, 2103, an increase of 24.4%.  As a percentage of net revenue, SG&A expenses increased to 55.6% in the first six months of 2014 as compared to 39.7% in the first six months of 2013.  The increase in SG&A expenses as a percentage of revenue was due primarily to the reduced revenue in the ES segment, additional expenses related to Root9B, as well as increased corporate overhead expenses.  SG&A expenses increased approximately $1,028,000 during the first six months of 2014 as compared to the first six months of 2013 and break out as follows: the BAS segment increased $159,000, the ES segment decreased $446,000, the CS segment increased $368,000 (all incremental for the first six months of 2014 as compared to the first six months of 2013) and Corporate Overhead increased $947,000.  Expenses related to these groups are discussed below.

BAS Segment

SG&A expenses in the BAS segment increased to approximately $1,057,000 in the first six months of 2014 as compared to approximately $898,000 in the first six months of 2013, an increase of $159,000 or 17.7%.  The increase is mainly attributable to increased labor costs of $217,000.  This increase in labor expenses for the BAS segment is due to a change in the classification of certain individuals from overhead to direct expenses for the BAS segment.  During the first quarter of 2014 the Company determined that the labor costs related to some BAS leadership positions, which had previously been charged to Corporate Overhead, would now be charged directly to the BAS segment.  As a result of this change, labor costs increased for the BAS segment and were reduced for Corporate Overhead.  BAS expenses as a percentage of segment revenue increased to 15.9% in the first six months of 2014 from 13.6% in the first six months of 2013.

ES Segment

SG&A expenses in the ES segment decreased to approximately $1,038,000 in the first six months of 2014 as compared to approximately $1,484,000 in the first six months of 2013, a decrease of $446,000 or 30.0%.  The decrease is primarily attributable to reduced labor costs of $425,000.  The decrease in labor costs is due to planned reductions in the labor force due to declining revenues as well as reduced commission expense, also due to lower revenues as compared to the prior year.

CS Segment

SG&A expenses in the CS segment were approximately $368,000 in the first six months of 2014 and were completely incremental as compared to the first six months of 2013.  SG&A expenses were slightly higher than planned as the Company invested in additional headcount, with specialized cyber security skill sets, as the Company prepares for future growth in this segment.

Corporate Overhead

Corporate Overhead SG&A expenses increased to $2,781,000 in the first six months of 2014 from $1,834,000 in the first six months of 2013, an increase of $947,000 or 51.6%.  The main drivers of the increase were an increase in labor costs of $476,000 and an increase in stock option expense for employees and directors in the amount of $375,000 and an increase in Directors fees and expenses of $49,000.  The increase in labor costs was primarily due to the addition of two incremental executive positions.  During January of 2014, the Company hired a senior team member who is now leading the energy solutions group and in May of 2014 a new CEO was named to fill out the executive team.  The compensation and bonus related to this change is incremental to the first six months of 2014 as compared to the first six months of 2013.  The increase in stock option expense was due to the issuance of 4,585,000 stock options to new hires, key employees and directors during the first six months of 2014 as compared to no issuances during the first six months of 2013.

Other Income (Expense)

Other Income (Expense) for the six months ended June 30, 2014 resulted in an expense of approximately $1,097,000 as compared to income of approximately $2,226,000 in the six months ended June 30, 2013.  The main component of the net expense is the derivative expense and other income and is discussed below.

Derivative (expense) income

From May 2010 through the first quarter of 2013, the Company issued Series B Preferred Stock, Debentures, Series C Preferred Stock, 7% Convertible Redeemable Promissory Notes, and Series D Preferred Stock, all with detachable common stock purchase warrants deemed to be derivative instruments. These warrants are recorded as a derivative liability and “marked-to-market” based on fair value estimates at each reporting date.  Collectively, these derivatives were valued at an estimated fair value of approximately $2,098,000 at June 30, 2014, with the change (increase) in value since December 31, 2013 of $1,371,000, being recognized as derivative (non-cash) expense on the statement of operations for the first six months of 2014.  For the six months ended June 30, 2013, the change in derivative valuation for the like period was non-cash income of approximately $1,782,000.

Other income

Other income decreased to approximately $303,000 in the six months ended June 30, 2014 as compared to approximately $465,000 in the six months ended June 30, 2013.  During the first quarter of 2014 the Company entered into an agreement with the landlord for the New York office where it was agreed that we would vacate the office space at the end of 2014, which is earlier than the lease term, and in exchange we will incur no rent expense during 2014.  As a result of this agreement the Company recorded a gain related to the early termination of the contract of $239,248 which is included in other income in the first six months ended June 30, 2014.  During the second quarter of 2013 we recorded an “adjustment to estimates recorded at acquisition” of $432,000 (a non-cash item) related to the GHH acquisition and not present in the same period in the prior year, to record the retirement of certain escrow shares, recorded as part of the consideration given, in the initial purchase price allocation and removed liabilities assumed which management determined no longer met the required test for recording an obligation on the books and records of the Company.

Income Tax Benefit (Expense)

There was no income tax expense for the six months ended June 30, 2014 and 2013.

Preferred Stock Dividends

The Company has three series of Convertible Preferred Stock which pay dividends at annual specified rates.  The three series are: 7% Series B Convertible Preferred Stock, 7% Series C Convertible Preferred Stock, and the 8% Series D Convertible Preferred Stock.  See further discussion on the Convertible Preferred Stock in Note 6 to the Financial Statements. Dividends paid during the first six months of 2014, which were paid in common stock, were valued at issuance as follows: to Series B, 98,003 shares valued at $56,840, to Series C, 603,448 shares valued at $350,000, and to Series D, 972,791 shares valued at $535,040

Deemed Dividend on Preferred Stock

The deemed dividend on preferred stock is an amount calculated, at the time of issuance of the convertible preferred stock, by comparing the effective conversion price of the preferred stock to the market price of the Company stock.  The difference in these two amounts yields a deemed dividend on the Convertible Preferred Stock, a non-cash charge.  During the first quarter of 2013, the Company recorded a deemed dividend upon the issuance of Series D Preferred Convertible Stock of approximately $509,000.  There was no deemed dividend during the first six months of 2014 as there were no preferred stock issuances during the period.

Dividend

No dividend for common stock has been declared as of June 30, 2014, and the Company does not anticipate declaring dividends in the future.

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

Recent Accounting Pronouncements

In May, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted.  The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

Since January 1, 2013, there have been several new accounting pronouncements and updates to the Accounting Standards Codification.  Each of these updates has been reviewed by Management who does not believe their adoption has had or will have a material impact on the Company’s financial position or operating results.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of approximately $3,316,000, compared to approximately $7,004,000 at December 31, 2013, a decrease of $3,688,000.  The decrease is primarily attributable to the net use of cash in operations for the six months ended June 30, 2014 of $2,784,000 and reduction of the outstanding balance on the line of credit in the amount of $794,000.  As of June 30, 2014 our available borrowings under our revolving line of credit were $1,072,000.  The Company decided not to renew the line of credit when it came due in July 2014 and paid off the outstanding balance on July 3, 2014.

Overall, our revenues were down during the first six months of 2014, compared to revenues for the same period a year ago, by $1,201,000, or 11.3%.  During the first six months of 2014 revenues include $1,366,000 in revenues from our acquisition of Root9B on November 22, 2013.  In the same six month period of the prior year, we had not yet acquired Root9B.  For comparison purposes, our revenues for the first six months of 2014 from comparable operations engaged in during the same period in the prior year were down $2,567,000, or 24.2%.

The primary cause of this reduction in our revenues was a significant reduction in activity experienced in our Energy Services segment, and principally that segment’s West Coast operations. Among the factors causing this downturn is the reduction in revenue, as compared to the same six month period in the prior year, related to the implementation of automated demand response (ADR) systems in California.  During 2013, the state of California altered the ADR program and incentives to corporations for implementing this type of energy saving system and as a result the demand for this business has dropped significantly.  During the first six months of 2014, the Company had no revenue from ADR systems work.  Additionally, during the first six months of 2013, the Company had a large contract with a customer to retrofit an old facility that generated approximately $1,500,000 in revenue and was completed in 2013.  There was not a similar sized large retrofit project during the first six months of 2014.

Although the downturn in revenues from continuing operations was disappointing, we have taken, and are taking, steps to address the factors giving rise to these results.  Among other things, we have made significant organizational changes in the Energy Services segment’s  operations group to better align our skills and talents with opportunities and job roles and responsibilities.  In addition, we have narrowed the focus of our energy service offerings in an effort to increase efficiencies and returns.  As a part of these organizational shifts, we positioned a senior executive, with extensive experience in the energy business, in a lead role solely focused on the Energy Services segment.  Also, we have implemented a more robust process for review and evaluation of the project pipeline, which we believe will build in better targeting and accountability and increase our overall sales efficiency.  As these are significant changes, they will take time to be fully effective, but we believe they will position the Energy Services segment to deliver improved results in the future.

Two potential consequences that follow from the downturn in our revenues are, first, an impairment to goodwill attributed to the Energy Services segment, and second, significant liquidity pressures.

  While we have concluded that there is no impairment to goodwill related to the Energy Services segment at this time, if our plans and efforts to turn the trend of reduced revenue for the segment are not successful, we may, in the future, need to further reduce the amount of goodwill attributable to the Energy Services segment.

Our objective from a liquidity perspective is to use operating cash flows to fund day to day operations.  In both the first six months of 2014 and 2013 we did not achieve this objective, as cash flow from operations in the first six months of 2014 and 2013 was a net use of $2.8 million and $1.2 million, respectively.  Our high use of cash has been predominantly caused by a slower than expected pace of revenue growth.  The Company is taking steps to try to improve its liquidity in the remaining quarters of 2014.  Specifically, we are focused on working with the Energy segment to enhance revenue opportunities and build a stronger pipeline.  Additionally, we are exploring various financing alternatives to provide additional liquidity.   Although we believe these efforts could enhance revenue and liquidity, and avoid the need for any further impairment of goodwill, there is no assurance that we will be successful in implementing these efforts and, even if we should be successful in implementing these efforts, the anticipated enhancements to revenue and liquidity, and the avoidance of any further impairment of goodwill, may not be achieved.

Working capital was $1,766,000 and $4,177,000, at June 30, 2014 and December 31, 2013, respectively, a decrease of $2,411,000. The decrease is driven primarily by the decrease in cash from operations of $2,784,000, offset by decreases in the outstanding balance on the line of credit of $794,000.

 Non-current liabilities at June 30, 2014 are $2,188,000, and primarily consist of a derivative liability related to the current valuation of all outstanding common stock purchase warrants, of $2,098,000. Shareholders’ Equity was $13,021,000 at June 30, 2014 (representing 63.9% of total assets), compared to a balance at December 31, 2013 of $16,922,000 (representing 68.9% of total assets).

Line of Credit

The Company closed on a new asset based revolving line of credit on July 5, 2013 with a financial institution, increasing the borrowing base to 80% of eligible receivables or $3,000,000. In accordance with this new facility, the Company is required to maintain a compensating balance of $3 million on account at this financial institution.  However, the loan terms include a release provision on the compensating balance, reducing it as the Company meets net operating income thresholds set forth in the loan agreement. As of June 30, 2014 the Company did not meet two covenants in the line of credit agreement. As the line of credit requires a compensating balance for the full amount of the line, effectively providing the Company with no additional liquidity, the Company decided not to renew the facility when it came due in July 2014 and paid off the outstanding balance on July 3, 2014.

Cash Flows from Operating Activities

During the six months ended June 30, 2014, net cash used in operating activities was $2,784,000 as compared to net cash used in operating activities of $1,196,000 during the six months ended June 30, 2013, an increase of $1,588,000.  The net cash used during the six months ended June 30, 2014 was primarily attributable to: i) the net loss of $4,330,000, ii) increased by the non-cash charges for derivative expense and stock option expense of $1,371,000 and $430,000, respectively, iii) the decrease in accounts payable and accrued expenses of $980,000, iv) the increase in accounts receivable of $301,000 and v) the decrease in costs and estimated earnings in excess of billings of $806,000.

Cash Flows from Investing Activities

Cash used in investing activities during the six months ended June 30, 2014 was $109,000 from net purchases of property and equipment.

Cash Flows from Financing Activities

Cash used from financing activities of $794,000 for the six months ended June 30, 2014 was due to the net payments made to reduce the balance outstanding on the line of credit.

We are actively exploring additional sources of financing as we expect we will need to raise additional funds in order to fund  operations.  Financing transactions may include the issuance of equity or debt securities, and obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock, or if the Company continues to incur losses could make it more difficult to obtain financing through the issuance of equity or debt securities.  Furthermore, if we issue additional equity or debt securities, stockholders will likely experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional financing may restrict our ability to grow. If we are unable to obtain additional financing our operations are likely to be negatively impacted.

Off-Balance-Sheet Arrangements

As of June 30, 2014, and during the six months then ended, there were no other transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Outlook

The Company has spent the past two years pulling together core pieces that were needed for a baseline of expertise for all of our targeted services and solutions.  Integration of the acquired businesses, from an operational aspect, has been accomplished and areas for synergistic cross selling will be sought as we move forward in 2014.  The segments we focus on, cyber, energy, and business solutions, are areas where rapid change, visibility, and criticality continue to increase which continues to generate areas of significant opportunity for the Company.  A priority will be for us to establish our solution set, effectively bring it to market in a manner that differentiates us in the market place and continues to  show value.

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

Interest Rate Risks

At June 30, 2014, the Company had an outstanding balance of $1,927,527 under its revolving credit agreement. Interest on borrowings under the facilities is based on the daily LIBOR rate plus a 2.25% margin. Daily average borrowings for the six months ended June 30, 2014 were $2,161,995. The Company decided not to renew the line of credit when it came due in July 2014 and paid off the outstanding balance on July 3, 2014.

Market fluctuation impact on assets

For the six months ending June 30, 2014, the valuation of the Variable Life Insurance policies had an investment loss of $1,380.

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

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2014. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Other than those previously reported on Form 8-K, no unregistered securities were sold or issued during the period ended June 30, 2014.

Item 3	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Additional Risk Factor:

NEED FOR ADDITIONAL FINANCING.

As of June 30, 2014 the Company had cash and cash equivalents of approximately $3,315,000 of which $1,900,000 was required to be maintained as collateral for the line of credit.  The line of credit was not renewed upon its expiration and the outstanding balance was paid off on July 3, 2014.  The Company had a cash balance of approximately $1,400,000 as of August 1, 2014.  The Company has taken, and continues to take, steps to enhance its revenue streams and manage costs in order to improve cash flow.  If these steps are not successful in the near term, the Company will need to seek additional financing, however no assurances can be provided that the financing will be available.

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

PREMIER ALLIANCE GROUP, INC.
(Registrant)
DATE: August 13, 2014	By:	/s/ Joseph J. Grano, Jr.
Joseph J. Grano, Jr.
Chief Executive Officer

DATE: August 13, 2014	By:	/s/ Kenneth T. Smith
Kenneth T. Smith
Chief Financial Officer