Form 10-Q
period 2014-09-30
PREMIER ALLIANCE GROUP, INC.
filed 2014-11-14
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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
[ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 32,761,465 shares of common stock were outstanding as of November 4, 2014.

Table of Contents
	Page
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	2
Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	2
Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2014 and September 30, 2013	4
Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2014 and September 30, 2013	5
Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 4. Mine Safety Disclosures	34

Item 5. Other Information	34

Item 6. Exhibits	34

Signatures	35
Exhibits / Certifications
Exhibit 31.1 – CEO
Exhibit 31.2 – CFO
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

PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

	(Unaudited)
	September 30,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash	$965,504	$7,003,773
Accounts receivable	3,818,226	2,788,209
Marketable securities	37,513	36,510
Cost and estimated earnings in excess of billings	394,460	1,018,141
Prepaid expenses and other current assets	252,208	160,480

Total current assets	5,467,911	11,007,113

Construction in Progress – at cost	-	859,161

Property and Equipment - at cost less accumulated depreciation	1,799,662	593,025

OTHER ASSETS:

Goodwill	4,352,177	10,715,807
Intangible assets – net	177,335	803,493
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers’ life insurance	327,746	416,265
Deposits and other assets	122,862	74,045

Total other assets	5,080,120	12,109,610

TOTAL ASSETS	$12,347,693	$24,568,909

	(Unaudited)
	September 30,	December 31,
	2014	2013
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Note payable	$-	$2,721,239
Current portion of long-term debt	1,500	3,846
Accounts payable	1,811,406	2,227,840
Billings in excess of costs and estimated earnings	1, 692,999	556,545
Accrued expenses	2,776,133	1,320,448

Total current liabilities	6,282,038	6,829,918

NONCURRENT LIABILITIES:

Long term debt – net of current portion	4,305	5,426
Derivative liability	4,237,219	726,993
Deferred tax liability	85,000	85,000

Total noncurrent liabilities	4,326,524	817,419

STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value, 4,985,000 authorized, no shares issued or outstanding at September 30, 2014 and December 31, 2013.	-	-
Class B convertible preferred stock, no liquidation preference $.001 par value, 2,000,000 shares authorized, 1,160,000 shares issued and outstanding at September 30, 2014 and December 31, 2013.	1,160	1,160
Class C convertible preferred stock, $.001 par value, 2,500,000 shares authorized, 2,380,952 shares issued and outstanding at September 30, 2014 and December 31, 2013.	2,381	2,381
Class D convertible preferred stock, $.001 par value, 15,000 shares authorized, 11,484 and 13,376 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively.	11	13
Common stock, $.001 par value 125,000,000 and 90,000,000 shares authorized at September 30, 2014 and December 31, 2013, respectively, 32,408,130 and 27,466,034 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively.	32,409	27,466
Additional paid-in capital	41,789,354	39,193,174
Accumulated deficit	(40,086,184)	(22,302,622)
Total stockholders’ equity	1,739,131	16,921,572

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,347,693	$24,568,909

See Notes to Consolidated Financial Statements

PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
NET REVENUE	$5,399,187	$10,011,894	$14,821,758	$20,635,910

OPERATING EXPENSES:
Cost of revenues	4,263,100	8,603,048	11,477,800	16,482,637
Selling, general & administrative	2,999,119	2,426,668	8,243,549	6,642,299
Depreciation and amortization	110,674	93,855	306,731	287,040
Energy repositioning and subcontract obligation	1,162,089	-	1,162,089	-

Total operating expenses	8,534,982	11,123,571	21,190,169	23,411,976

LOSS FROM OPERATIONS	(3,135,795)	(1,111,677)	(6,368,411)	(2,776,066)
OTHER INCOME (EXPENSE):
Derivative (expense) income	(2,559,761)	(466,117)	(3,930,733)	1,315,991
Goodwill impairment	(6,363,630)	-	(6,363,630)	-
Intangibles impairment	(429,394)	-	(429,394)	-
Interest expense, net	(3,280)	(9,194)	(32,731)	(29,592)
Other income (expense)	(19,765)	6,967	283,217	471,658

Total other (expense) income	(9,375,830)	(468,344)	(10,473,271)	1,758,057

LOSS BEFORE INCOME TAXES	(12,511,625)	(1,580,021)	(16,841,682)	(1,018,009)

INCOME TAX BENEFIT (EXPENSE)	-	-	-	-

NET LOSS	(12,511,625)	(1,580,021)	(16,841,682)	(1,018,009)

PREFERRED STOCK DIVIDENDS	-	-	(941,880)	(736,640)
DEEMED DIVIDEND ON PREFERRED STOCK	-	-	-	(509,184)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(12,511,625)	$(1,580,021)	$(17,783,562)	$(2,263,833)

Net income (loss) per share:
Basic	$(0.41)	$(0.07)	$(0.61)	$(0.10)
Diluted	$(0.41)	$(0.07)	$(0.61)	$(0.10)
Weighted average number of shares:
Basic	30,314,929	24,072,662	29,020,101	23,472,948
Diluted	30,314,929	24,072,662	29,020,101	23,472,948

See Notes to Consolidated Financial Statements

PREMIER ALLIANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)
	September 30,	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(16,841,682)	$(1,018,009)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	306,731	287,040
Decrease (increase) in cash surrender value of officers’ life insurance	88,519	(32,037)
(Income) loss from change in value of derivatives	3,930,733	(1,315,991)
Stock option / warrant compensation expense	621,021	178,605
Adjust estimates recorded at acquisition	-	(431,919)
Impairment of goodwill and intangible assets	6,793,024	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,030,017)	(1,813,851)
Increase in marketable securities	(1,003)	(3,702)
Decrease (increase) in costs and estimated earnings in excess of billings	623,681	(550,813)
Increase in prepaid expenses	(91,728)	(117,125)
Increase in deposits and other assets	(48,817)	(51,845)
Increase in accounts payable and accrued expenses	1,036,904	2,020,001
Increase in billings in excess of costs and estimated earnings	1,136,454	597,414
Net cash used in operating activities	(3,476,180)	(2,252,232)

Cash flows from investing activities:
Purchases of property and equipment, net	(240,779)	(581,642)
Net cash used in investing activities	(240,779)	(581,642)

Cash flows from financing activities:
Class D Preferred stock issuance	-	5,452,150
Warrants Exercised	401,050	-
Net payments on long-term debt	(1,121)	(164,748)
Net (payments) proceeds from line of credit	(2,721,239)	961,876
Net cash provided by (used in) financing activities	(2,321,310)	6,249,278

Net (decrease) increase in cash	(6,038,269)	3,415,404

Cash - beginning of period	7,003,773	4,471,102

Cash - end of period	$965,504	$7,886,506

See Notes to Consolidated Financial Statements

PREMIER ALLIANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
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

The consolidated balance sheet as of December 31, 2013 includes a reclassification of $434,406 of certain deferred revenue amounts previously reported within accrued expenses.  This amount has been reclassified during the quarter ended September 30, 2014 to “billings in excess of costs and estimated earnings” on the consolidated balance sheet to conform with the September 30, 2014 presentation.  Such reclassifications had no impact on net loss or the consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013.

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

The key quantitative assumptions related to the Series C Common Stock Warrants, issued March 3, 2011 and expiring March 3, 2016, are as follows:

	September 30, 2014	December 31, 2013
Expected Life (Years)	1.4	2.2
Risk Free Rate	0.32%	0.45%
Volatility	27.37%	29.31%
Probability of a Capital Raise	8-95%	4-8%

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis (for the Company, only derivative liabilities related to common stock purchase warrants, issued directly in conjunction with debt and preferred stock issuances) are summarized below and disclosed on the balance sheet under Derivative liability:

	September 30, 2014
	Fair Value	Level 1	Level 2	Level 3
Derivative Liability – Common Stock Purchase Warrants:
Debentures	$0		$0
Series B Preferred Stock	288,158		288,158
Promissory Notes	104,501		104,501
Series D Preferred Stock	1,393,680		1,393,680
Series C Preferred Stock	2,450,880			$2,450,880
Total	$4,237,219		$1,786,339	$2,450,880

	December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Derivative Liability – Common Stock Purchase Warrants:
Debentures	$10,207		$10,207
Series B Preferred Stock	24,277		24,277
Promissory Notes	85,824		85,824
Series D Preferred Stock	224,075		224,075
Series C Preferred Stock	382,610			$382,610
Total	$726,993		$344,383	$382,610

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

Note 4 – Pro-Forma Financial Information (unaudited):

The following unaudited pro-forma data summarizes the results of operations for the three and nine months ended September 30, 2013, as if the purchase of Root9B, LLC had been completed on January 1, 2013. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2013.

	Three Months Ended	Three Months Ended
	September 30, 2014	September 30, 2013
Net revenues	N/A *	$ 10,664,647
Operating loss	N/A *	(1,103,865)
Net loss per share – basic and fully diluted	N/A *	$(0.04)

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
Net revenues	N/A *	$ 22,101,077
Operating loss	N/A *	(2,601,428)
Net loss per share – basic and fully diluted	N/A *	$(0.10)

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

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Basic:
Numerator –net loss available to common stockholders	$(12,511,625)	$(1,580,021)
Denominator – weighted-average shares outstanding	30,314,929	24,072,622
Net loss per share – Basic and diluted	$(0.41)	$(0.07)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Basic:
Numerator –net loss available to common stockholders	$(17,783,562)	$(2,263,833)
Denominator – weighted-average shares outstanding	29,020,101	23,472,948
Net loss per share – Basic and diluted	$(0.61)	$(0.10)

Incremental common shares (not included due to their anti-dilutive nature) :
Stock options	11,364,864	5,639,864
Stock warrants	18,126,060	19,112,360
Convertible preferred stock – Series B	1,160,000	1,160,000
Convertible preferred stock – Series C	7,142,856	7,142,856
Convertible preferred stock – Series D	15,478,723	18,201,392
	53,272,503	51,256,472

Note 6 – Stockholders’ Equity:

Common Stock:

Generally, the Company issues common stock in connection with acquisitions, as dividends on preferred stock, upon conversion of preferred shares to common stock and upon the exercise of stock options or warrants.

During the first nine months of 2014, the Company issued 4,942,294 shares of common stock.  These shares were issued as follows, 1,674,530 shares for dividends on Preferred Stock, 2,522,669 shares due to the conversion of Preferred Stock, and 745,095 shares upon the exercise of warrants.

During the quarter ended September 30, 2014, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 90,000,000 to 125,000,000.

7% Series B Convertible Preferred Stock:

During 2010, the Company issued 1,200,000 shares of 7% Series B Convertible Preferred Stock (“Series B Preferred Stock”), along with detachable warrants to purchase 1,058,940 shares of common stock.  The holders of shares of Series B Convertible Preferred Stock are entitled to receive a 7 percent annual dividend until the shares are converted to common stock.  The warrants, immediately exercisable, are for a term of five years, and entitle the holder to purchase shares of common stock at an exercise price of $ 0.77 per share.  As of September 30, 2014 and December 31, 2013, 1,160,000 shares of the Series B Preferred Stock remain outstanding.

Series C Convertible Preferred Stock:

During 2011, the Company issued 2,380,952 shares of Series C Convertible Preferred Stock; $.001 par value per share (“Series C Preferred Stock”), along with warrants to purchase 8,217,141 shares of common stock.  Each share is priced at $2.10 and, when issued, included 3 warrants at an exercise price of $0.77 which expire in 5 years. The Series C Preferred Stock (a) is convertible into three shares of common stock, subject to certain adjustments, (b) pays 7 percent dividends per annum, payable annually in cash or shares of common stock, at the Company’s option, and (c) is automatically converted into common stock should the price of the Company’s common stock exceed $2.50 for 30 consecutive trading days. The warrants issued in connection with the Series C Preferred Stock contain full-ratchet anti-dilution provisions that require them to be recorded as a derivative instrument.  As of September 30, 2014 and December 31, 2013, 2,380,952 shares of the Series C Preferred Stock remain outstanding.

Series D Convertible Preferred Stock:

During 2012 and 2013 the Company issued 13,876 shares of Series D 8% Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) along with warrants to purchase 6,125,527 shares of common stock.  The purchase price of one share was $1,000.  Dividends are 8% per annum, payable semi-annually in cash or shares of common stock at the Company’s option.  The Series D Preferred Stock is convertible into common stock at the total purchase price divided by $0.75 (the “conversion rate”), and collectively, the “conversion price”.  The warrants are for a term of five years and have a strike price of $1.125 per share. The Series D Preferred Stock shall automatically convert into common stock, at the conversion rate, upon (i) the completion of a firm commitment underwritten public offering of the Company’s shares of common stock resulting in net proceeds to the Company of at least $10,000,000 and is offered at a price per share equal to at least 200% of the conversion price (subject to adjustment for any stock splits, stock dividends, etc.), (ii) upon the affirmative vote of the holders of a majority of the outstanding shares of Series D Preferred Stock, or (iii) on the second anniversary of the issue date of the Series D Preferred Stock.  The Series D Preferred Stock contains anti-dilution protection.  Holders of the Series D Preferred Stock shall vote together with the holders of common stock on an as-converted basis.  During the three months ended September 30, 2014, 1,892 shares of Series D Preferred Stock were converted into 2,522,669 shares of common stock.  As of September 30, 2014 and December 31, 2013, there were 11,484 and 13,376 shares of Series D Preferred Stock outstanding, respectively.

   Stock Options:

The Company issued stock options to purchase 1,885,000 shares of common stock during the three months ended September 30, 2014 under the 2008 Stock Incentive Plan. There were 525,000 options issued during the three months ended September 30, 2013.  The Company’s results for the three months ended September 30, 2014 and 2013, include stock option based compensation expense of $187,791 and $115,383, respectively.  These amounts are included within SG&A expenses on the Consolidated Statement of Operations.  There were no tax benefits recognized during the three months ended September 30, 2014 or 2013.

During the quarter ended September 30, 2014, the Company’s stockholders approved an amendment to the Company’s 2008 Stock Incentive Plan increasing the number of shares of Common Stock available for issuance under the Plan from 10,000,000 to 20,000,000.

The fair values of options granted during the three months ended September 30, 2014 were estimated using the following weighted-average assumptions:

Exercise price	$0.83 - $2.00
Risk free interest rate	0.69% - 2.09%
Volatility	29.65% - 34.48%
Expected term	2.5 – 5.5 Years
Dividend yield	None

The following table represents the activity under the stock incentive plan as of September 30, 2014 and the changes during each period:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	5,114,864	$0.84
Issued	525,000	0.59
Outstanding at December 31, 2013	5,639,864	0.83
Issued	6,470,000	0.80
Forfeitures	(745,000)	(0.89)
Outstanding at September 30, 2014	11,364,864	$0.80

   Warrants:

The Company did not issue any warrants to purchase shares of common stock in exchange for service during the three months ended September 30, 2014 or September 30, 2013.  The Company’s results for the three months ended September 30, 2014 and 2013, include expense related to warrants issued for services of $3,699 and $2,525, respectively.  These amounts are included within SG&A expenses on the Consolidated Statement of Operations.

Warrant holders exercised 1,136,300 warrants to purchase common stock, some of which were cashless exercises, during the three months ended September 30, 2014.  The weighted average price of the exercised warrants was $0.70 and the Company received $401,050 in proceeds and issued 745,095 shares of common stock as a result of these exercises.  There were no warrants exercised during the three months ended September 30, 2013.

The following table represents the warrant activity as of September 30, 2014 and the changes during each period:

Warrants	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	16,249,985	$1.10
Issued	2,862,375	1.12
Outstanding at December 31, 2013	19,112,360	1.11
Issued	150,000	0.75
Exercised	(1,136,300)	0.70
Outstanding at September 30, 2014	18,126,060	$1.10

Note 7 – Goodwill and Intangibles Impairment:

The Company completes an annual impairment evaluation each year by applying both Step 1 and Step 2 tests, as applicable, according to FASB ASC 350. The annual goodwill and intangible asset impairment testing date has been October 1st and typically the Company would record any impairment arising from the tests in the 4th quarter.  The Company has launched a repositioning effort which includes a change of the business to focus on cybersecurity and regulatory risk mitigation, renaming the Company “root9B Technologies, Inc.”, and the de-emphasizing of the Energy segment by adjusting its focus to operate in support of the Cyber and Business Advisory segments.  In light of the repositioning and de-emphasis of the energy segment as well as recent performance of the energy segment, there was an indication that an impairment of goodwill related to energy was likely and the testing was accelerated from the normal pace and therefore an impairment is being recorded as of September 30, 2014.   In determining impairment charges, the Company uses various valuation techniques applying both the income approach and market approach for each reporting unit and engaged an outside valuation firm to assist the Company.  As a result of the impairment testing, the Company recorded a goodwill impairment write-down of $6,363,630 for the three months ended September 30, 2014, related to its Energy Solutions business segment, which is the full amount of the goodwill related to the energy segment prior to impairment and this write-down is reflected in the Consolidated Statement of Operations.  The remaining amount of goodwill as of September 30, 2014 on the Company’s Consolidated Balance Sheet is $4,352,177 and relates to the Business Advisory and Cyber Solutions segments.

Additionally, as a result of the impairment testing, an intangible asset impairment write-down was recorded for the three months ended September 30, 2014 in the amount of $429,394  for the full remaining book value of the intangible assets related to the energy segment, representing acquired trade names and customer lists.

Note 8 – Segment Information:

The Company operates in three business segments: the Business Advisory Solutions segment, the Energy Solutions segment and the Cyber Solutions segment.  The Business Advisory Solutions segment provides business advisory and consulting services and solutions primarily in the following areas: risk, data and organizational change. The Energy Solutions segment works with customers to assess, design and install processes and automation to address energy regulation, strategy, cost, and usage initiatives.  The Cyber Solutions segment provides cyber security and advanced technology training capabilities, operational support and consulting services.  The Cyber Solutions segment operated for the full nine month period ended September 30, 2014 and had no operations during the nine month period ended September 30, 2013.

The performance of the business is evaluated at the segment level.  Cash, debt and financing matters are managed centrally.  These segments operate as one from an accounting and overall executive management perspective, though each segment has senior management in place; however they are differentiated from a marketing and customer presentation perspective, though cross-selling opportunities exist and continue to be pursued.  Condensed summary segment information follows for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014
	Business Solutions	Energy Solutions	Cyber Solutions	Total

Revenue	$3,218,931	$603,317	$1,576,939	$5,399,187
Income (Loss) from Operations before Overhead	$340,232	$(1,400,514)	$(103,774)	$(1,164,056)
Allocated Corporate Overhead	1,031,552	353,281	586,906	1,971,739
Loss from Operations	$(691,320)	$(1,753,795)	$(690,680)	$(3,135,795)

	Three Months Ended September 30, 2013
	Business Solutions	Energy Solutions	Cyber Solutions	Total

Revenue	$3,908,603	$6,103,291	$-	$10,011,894
Income (Loss) from Operations before Overhead	$557,985	$(414,941)	$-	$143,044
Allocated Corporate Overhead (a)	489,838	764,883	-	1,254,721
Loss from Operations (a)	$68,147	$(1,179,824)	$-	$(1,111,677)

	Nine Months Ended September 30, 2014
	Business Solutions	Energy Solutions	Cyber Solutions	Total

Revenue	$9,848,112	$2,030,930	$2,942,716	$14,821,758
Income (Loss) from Operations before Overhead	$857,645	$(2,463,347)	$(9,251)	$(1,614,953)
Allocated Corporate Overhead	2,421,132	1,322,802	1,009,524	4,753,458
Loss from Operations	$(1,563,487)	$(3,786,149)	$(1,018,775)	$(6,368,411)

Assets	$7,421,756	$2,184,039	$2,741,898	$12,347,693

	Nine Months Ended September 30, 2013
	Business Solutions	Energy Solutions	Cyber Solutions	Total

Revenue	$10,525,797	$10,110,113	$-	$20,635,910
Income (Loss) from Operations before Overhead	$1,269,485	$(877,984)	$-	$391,501
Allocated Corporate Overhead (a)	$1,706,847	$1,460,720	-	3,167,567
Loss from Operations (a)	$(437,362)	$(2,338,704)	$-	$(2,776,066)

Assets	$13,400,964	$15,952,713	$-	$29,353,677

(a)
The Company began allocating corporate overhead to the business segments in 2014.  We have allocated overhead on a proforma basis for the three and nine months ended September 30, 2013 above for comparison purposes.

Note 9 – Commitments and Contingencies:

The Company co-signed Prime Solutions Inc.’s (“Prime”) performance bond as a co-indemnitor under a contract with Honeywell pursuant to Prime’s Solar Project located in Worcester Massachusetts (the “Honeywell Contract”).  The Company’s maximum liability exposure under the bond is $1,412,544, if Prime fails to meet its contracted obligations.  In October 2014, the Company determined it is probable that Prime will fail to meet its contracted obligations under the Honeywell Contract, and therefore, that the Company will have to meet outstanding Honeywell Contract obligations. The Company has evaluated the status of the project, amounts paid to date on the contract and assessed the remaining work to be performed.  The Company estimated that the most likely amount of the Company’s obligation under the Honeywell Contract is $650,000, and that amount was accrued as a Selling, general and administrative expense on the Consolidated Statement of Operations during the three months ended September 30, 2014.

Note 10 – Related Party Transactions:

On January 16, 2014, we paid dividends on our Series C Preferred Stock in Common Stock of the Company.  Of this dividend, $140,000, represented by 241,379 shares was paid to River Charitable Remainder Unitrust f/b/o Isaac Blech, which is controlled by Isaac Blech. On February 1, 2013, we paid dividends on our Series C Preferred Stock in Common Stock of the Company.  Of this dividend, $140,000, equating to 175,000, shares was paid to River Charitable Remainder Unitrust f/b/o Isaac Blech.  This entity is controlled by Isaac Blech, Vice Chairman of the Company’s Board of Directors.

Note 11 – Subsequent Events:

               On October 23, 2014 the Company has commenced a private placement offering for up to an aggregate amount of $2,000,000.  The securities to be issued consist of 10% Convertible Notes with 35% warrant coverage (the “Notes”). The Notes have a one year term and are convertible to common stock at $1.12 per share. The warrants have a strike price of $1.12 and expire five years after issuance. The purchase price of each unit is $50,000.

              As of November 4, 2014, the Company received gross proceeds for the sale of the Notes of $1,250,000.  The Company plans to use the net proceeds for general working capital purposes.

The Series D Preferred Stock accrues 8 percent per annum dividends.  Dividends are payable semi-annually in arrears.  At October 31, 2014, $509,805 of dividends has accrued on these shares.  However, they are unrecorded on the Company’s books until declared.  On November 4, 2014, the Company declared dividends on its Series D Preferred Stock and, accordingly, the Company will issue 520,195 shares of common stock as payment of the dividend prior to November 15, 2014 to the 8% Series D Convertible Preferred Stockholders.

Note 12 – Liquidity and Capital Resources:

As of September 30, 2014, the Company had cash and cash equivalents of approximately $966,000, compared to approximately $7,004,000 at December 31, 2013, a decrease of $6,038,000.  The decrease is primarily attributable to the net use of cash in operations for the nine months ended September 30, 2014 of $3,476,000 and reduction of the outstanding balance on the line of credit in the amount of $2,721,000.  The Company decided not to renew the line of credit when it came due in July 2014 and paid off the outstanding balance on July 3, 2014.  The Company had a cash balance of approximately$2,005,000 as of November 1, 2014, including the net proceeds of the private placement described in Note 11.

The Company’s revenues were down during the first nine months of 2014, compared to revenues for the same period a year ago, by $5,814,000, or 28.2%.  The primary cause of the reduction in revenues was a significant reduction in activity experienced in the Company’s Energy Services segment. The Company has evaluated all lines of business both from a historical performance perspective as well as looking at opportunities for future growth.  As a result of this evaluation, the Company has launched the repositioning of the Company and adjustment of the Company’s strategy.  The repositioning effort is underway and includes a change of the business to focus on cyber security and regulatory risk mitigation, renaming the Company “root9B Technologies, Inc.”, and de-emphasizing the Energy Solutions segment by adjusting its focus to operate in support of the Cyber Solutions and Business Advisory Solutions segments.  In addition, the Company’s SG&A expenses have increased at a rate higher than revenue growth as they invest in infrastructure and support for future growth.  The consequence of the downturn in the Company’s revenues and increase in expenses is significant liquidity pressures.

The Company is taking steps to try to improve its liquidity going forward by executing on a repositioning of the Company and strategy adjustment, focusing on the areas of the business with the most opportunity for revenue growth and continuing to manage costs.  Additionally, the Company is exploring various financing alternatives to provide additional liquidity.  As indicated in Note 11, the Company recently closed on $1,250,000 of additional financing, which provides some relief for near term liquidity pressures.  However, if these steps are not successful in the near term, the Company will need to seek additional financing, in addition to the financing referred to in Note 11.  The Company will need significant additional financing to carry out the repositioning plan and assure future operations and there can be no assurance that we will be able to obtain the same, or if obtained, on terms favorable to the Company.

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

The following discussion summarizes the significant factors affecting our results of operations and financial condition for the three month periods ended September 30, 2014, and September 30, 2013 (“third quarter of 2014” and “third quarter of 2013”, respectively) and the nine month periods ended September 30, 2014 and 2013. This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended December 31, 2013 (“2013”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for 2013.

OVERVIEW

We are a provider of Cyber Security, Business Advisory, and Energy solutions. We help clients in diverse industries improve performance, comply with complex regulations, reduce costs, leverage and integrate technology, manage risk, and stimulate growth.  Our primary focus is using our expertise on issues related to three key areas for customers; (i) Cyber security, (ii) performance, risk, and compliance initiatives, and (iii) energy services.  We work with our customers to assess, design, and provide customized advice and solutions that are tailored to address each client’s particular needs. We provide solutions and services to a wide variety of organizations including Fortune 500 companies, medium-sized businesses, and governmental entities.

In October 2014, the Company announced the repositioning of the Company’s business and adjustment to its strategy.  The repositioning effort is underway and includes a change of the business to focus on cyber security and regulatory risk mitigation solutions while renaming the parent Company “root9B Technologies, Inc.”. This change also results in a de-emphasis of the Energy segment’s current operations and adjustment of its focus to operate in support of the Cyber and Business Advisory segments.

 We believe the demand for cyber security expertise and solutions will grow significantly and that this will continue to cause change related to solutions and regulation.  root9b, our cyber security segment is differentiated in four ways. First, we have attracted many of the country’s most highly recognized subject matter experts, most of whom have served within the NSA (National Security Agency).  Second, root9B has proprietary hardware and software designed to combat the new methodologies being utilized by state-sponsored and sophisticated individual hackers.  Third, root9B utilizes an advanced integrated strategy known as active adversarial pursuit that employs hunt capabilities.  Fourth, root9B is renowned for its training curriculum and capabilities regarding cyber security.  The core competencies in our Cyber and Business Advisory segments are positioned to address the challenges and provide solutions related to cyber security, regulation and risk mitigation.

Results of Operations

Our results of operations for the three months ended September 30, 2014 and the three months ended September 30, 2013 are highlighted in the table below and discussed in the following paragraphs:

	3 Months Ended September 30,
	2014	% of Net Revenue	2013	% of Net Revenue
Net Revenue	$ 5,399,187		$ 10,011,894
Operating Expenses:
Cost of revenues	4,263,100	79.0%	8,603,048	85.9%
Selling, general & administrative	2,999,119	55.6%	2,426,668	24.2%
Depreciation and amortization	110,674	2.0%	93,855	1.0%
Energy repositioning and subcontract obligation	1,162,089	21.5%	-	0.0%
Total operating expenses	8,534,982	158.1%	11,123,571	111.1%
Loss from Operations	(3,135,795)	-58.1%	(1,111,677)	-11.1%
Other Income (Expense):
Derivative (expense) income	(2,559,761)	-47.4%	(466,117)	-4.7%
Goodwill impairment	(6,363,630)	-117.8%	-	0.0%
Intangibles impairment	(429,394)	-8.0%	-	0.0%
Interest expense, net	(3,280)	-0.1%	(9,194)	-0.1%
Other income (expense)	(19,765)	-0.3%	6,967	0.1%
Total other (expense) income	(9,375,830)	-173.6%	(468,344)	-4.7%
Loss Before Income Taxes	(12,511,625)	-231.7%	(1,580,021)	-15.8%
Income Tax Benefit (Expense)	-	0.0%	-	0.0%
Net Loss	(12,511,625)	-231.7%	(1,580,021)	-15.8%
Preferred Stock Dividends	-	0.0%	-	0.0%
Net Loss Available to Common Stockholders	$(12,511,625)	-231.7%	$ (1,580,021)	-15.8%

Comparison of the three months ended September 30, 2014 to the three months ended September 30, 2013

The result of operations described below includes the Business Advisory Solutions (“BAS”) and the Energy Solutions (“ES”) segments for the three months ended September 30, 2014 and 2013.  We acquired Root9B, LLC on November 22, 2013; and accordingly, their results of operations for the Cyber Solutions (“CS”) segment are only included in the results for the three months ended September 30, 2014.

Net Revenue

Total revenue for the quarter ended September 30, 2014 was $5,399,187 as compared to $10,011,894 for the quarter ended September 30, 2013, a net decrease of $4,612,707, or 46.1%.  Revenue by segment was as follows:

	Three Months Ended September 30,
	2014	2013	% growth

Business Advisory Solutions	$ 3,218,931	$ 3,908,603	-17.6%

Energy Solutions	603,317	6,103,291	-90.1%

Cyber Solutions	1,576,939	-	nm

Total Revenue	$ 5,399,187	$ 10,011,894	-46.1%

Business Advisory Solutions Segment

Revenue for the BAS segment for the quarter ended September 30, 2014 decreased 17.6% as compared to the quarter ended September 30, 2013.  The decrease in revenue for the BAS segment was due to a significant decline in revenue from two large customers, as well as the impact of three projects that were completed in 2013, and that revenue was not fully offset by revenue from new customers in 2014.  The BAS segment continues to focus on its core areas of expertise which include regulatory compliance, risk management, data analytics and organizational change.   The segment is positioned to meet its growth plans going forward and is seeking to leverage its relationship with the CS segment to develop new sources of revenue growth.

Energy Solutions Segment

Revenue for the ES segment for the quarter ended September 30, 2014 decreased 90.1% as compared to the quarter ended September 30, 2013.  The main reason for the significant decrease was the impact of a solar project during the third quarter of 2013 where the Company was a subcontractor to Prime Solutions, Inc. on a solar installation in Somers, CT.  This project generated $5.2 million in revenue in the third quarter of 2013 and the Company did not have a similar type or size project during the third quarter of 2014.  Additionally, the ES segment had a significant amount of revenue in 2013 related to the implementation of auto demand response (ADR) systems in California.  During 2013, the state of California altered the ADR program and incentives to corporations for implementing these type of energy saving systems and as a result, the demand for this business has dropped significantly.  During the third quarter of 2014, the Company had no revenue from ADR systems work. In light of the Company’s repositioning effort and strategy adjustment, as well as lower than planned revenue growth in the ES segment, the energy business has changed its deliverables based on current capabilities and opportunities and will have a more narrow focus going forward. Future revenue opportunities and opportunities to reduce costs are being evaluated under the new strategy.

Cyber Solutions Segment

Revenue for the CS segment for the quarter ended September 30, 2014, which is generated from cyber security advisory and technical services was $1,576,939, and was 100% incremental as compared to the quarter ended September 30, 2013, and is entirely attributable to Root9B. During the third quarter of 2014 the Company continued to invest in building up the CS segment, primarily by hiring new resources with specialized cyber security skills and extending the infrastructure.  The segment continues to ramp up and is planned to be the key revenue growth driver for the Company over the next several years.

Gross Margin

Gross margin (revenue less cost of revenues, defined as all costs for billable staff for all segments and cost of goods for the ES and CS segments) was approximately $1,136,000 for the quarter ended September 30, 2014 as compared to approximately $1,409,000 for the quarter ended September 30, 2013, decreasing $273,000. The main reason for the decrease in gross margin was the significant decrease in revenue from the ES segment during the third quarter of 2014 as compared to the third quarter of 2013.

Gross margin, as a percentage of revenue, increased to 21.0% in the third quarter of 2014 from 14.1% in the third quarter of 2013.  On a segment basis, the gross margin percentage decreased slightly in the BAS segment to 27.0% in the third quarter of 2014 from 27.1% in the third quarter of 2013 and decreased in the ES segment to 3.8% in the third quarter of 2014 from 5.7% in the third quarter of 2013.  The low ES gross margin percentage was due to the decrease in revenue and that resulting lower revenue which did not cover the production related fixed overhead costs in the ES segment.  The gross margin rate in the CS segment was 15.5% for the third quarter of 2014 and was lower than planned due to the ramp up of headcount as the CS segment builds its infrastructure in anticipation of future growth.  As a result of this ramp up during the third quarter of 2014 many of these production resources were not deployed to projects and therefore reduced the gross margin rate.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased to approximately $2,999,000 in the third quarter of 2014 from approximately $2,427,000 in the third quarter of 2013, an increase of 23.6%.  As a percentage of net revenue, SG&A expenses increased to 55.6% in the third quarter of 2014 as compared to 24.2% in the third quarter of 2013.  The increase in SG&A expenses as a percentage of revenue was due primarily to the reduced revenue in the ES segment, incremental expenses related to the CS segment, as well as increased corporate overhead expenses.  SG&A expenses increased approximately $572,000 during the third quarter of 2014 as compared to the third quarter of 2013 and break out as follows: the BAS segment increased $31,000, the ES segment decreased $165,000, the CS segment increased $320,000 (all incremental for the third quarter of 2014 as compared to the third quarter of 2013) and Corporate Overhead increased $386,000. The Company accounts and manages expenses as those directly related to a business segment and corporate overhead expenses which includes executive compensation, back office functions, such as finance and human resources, and other administrative costs.  Expenses related to these groups are discussed below.

BAS Segment

SG&A expenses in the BAS segment increased to approximately $508,000 in the third quarter of 2014 as compared to approximately $477,000 in the third quarter of 2013, an increase of $31,000 or 6.5%.  The increase is mainly attributable to increased labor costs of $48,000.  This increase in labor expenses for the BAS segment is due to a change in the classification of certain individuals from overhead to direct expenses for the BAS segment.  During the first quarter of 2014, the Company determined that the labor costs related to some BAS leadership positions, which had previously been charged to Corporate Overhead, would now be charged directly to the BAS segment.  As a result of this change, labor costs increased for the BAS segment in the third quarter of 2014 as compared to the same period in 2013, and were reduced for Corporate Overhead.  BAS expenses as a percentage of segment revenue increased to 15.8% in the third quarter of 2014 from 12.2% in the third quarter of 2013.  The increase is primarily due to the decrease in revenue in the BAS segment.

ES Segment

SG&A expenses in the ES segment decreased to approximately $534,000 in the third quarter of 2014 as compared to approximately $699,000 in the third quarter of 2013, a decrease of $165,000 or 23.6%.  The decrease is primarily attributable to reduced labor costs of $193,000.  This decrease was partially offset by an increase in the allowance for doubtful accounts of $65,000.  The decrease in labor costs is due to planned reductions in the labor force due to declining revenues as well as reduced commission expense, also due to lower revenues as compared to the prior year.  The increase in the allowance for doubtful accounts is related to the increase in the reserve against the receivable for one customer which was determined to have an increased collectability risk.

CS Segment

SG&A expenses in the CS segment were approximately $320,000 in the third quarter of 2014 and were completely incremental as compared to the third quarter of 2013.  SG&A expenses includes the Company’s investment in additional headcount, with specialized cyber security skill sets, as the Company prepares for future growth in this segment.

Corporate Overhead

Corporate Overhead SG&A expenses increased to $1,637,000 in the third quarter of 2014 from $1,251,000 in the third quarter of 2013, an increase of $386,000 or 30.9%.  The main driver of the increase was an increase in labor costs of $367,000.  The increase in labor costs was primarily due to the addition of two executive positions.  During January of 2014, the Company hired a senior team member who was leading the ES group and in May of 2014 a new CEO was named.  The compensation and bonus related to this change is incremental to the third quarter of 2014 as compared to the third quarter of 2013.

Energy repositioning and subcontract obligation

During the third quarter of 2014 the Company incurred one-time charges of approximately $1,162,000 related to two items: 1) the repositioning of the Company to accentuate an increased focus and commitment to cybersecurity and regulatory risk mitigation and 2) recording a liability where the Company is a co-indemnitor with Prime Solutions, Inc. which is a subcontractor to Honeywell on a solar project; both items are explained below.

On October 17, 2014 the Company announced it would reposition the business to focus on cyber security and regulatory risk mitigation, rename the Company “root9B Technologies, Inc.”, and de-emphasize the ES segment by adjusting its focus to operate in support of the Cyber and Business Advisory segments.  As a part of this repositioning the Company has reduced headcount in the ES segment and incurred one-time expenses of $412,000 related to the headcount adjustments.

The Company is a co-indemnitor under a contract with Honeywell pursuant to Prime Solutions, Inc.’s (“Prime”) solar project located in Worcester Massachusetts (the “Honeywell Contract”).  The Company’s maximum liability exposure under the bond is limited to $1,412,544, if Prime were to fail to meet its contracted obligations.  On October 15, 2014, the Company determined it was probable that Prime would not be able to meet its contracted obligations under the Honeywell Contract and therefore the Company has an obligation to meet outstanding Honeywell Contract obligations.  The Company has recorded a one-time accrual of $650,000, which is the Company’s estimate of the most likely amount of its obligation under the co-indemnity agreement.

Other Income (Expense)

Other Income (Expense) for the third quarter of 2014 resulted in an expense of approximately $9,376,000 as compared to expense of approximately $468,000 in the third quarter of 2013.  The main component of the net expense is the derivative expense and the impairment of goodwill and intangible assets and is discussed below.

Derivative (expense) income

From May 2010 through the first quarter of 2013, the Company issued Series B Preferred Stock, Debentures, Series C Preferred Stock, 7% Convertible Redeemable Promissory Notes, and Series D Preferred Stock, all with detachable common stock purchase warrants deemed to be derivative instruments. These warrants are recorded as a derivative liability and “marked-to-market” based on fair value estimates at each reporting date.  Collectively, these derivatives were valued at an estimated fair value of approximately $4,237,000 at September 30, 2014, with the change (increase) in value since June 30, 2014 of the outstanding warrants in the amount of approximately $2,560,000, being recognized as derivative (non-cash) expense on the Consolidated Statement of Operations for the third quarter of 2014.  For the quarter ended September 30, 2013, the change in derivative valuation for the like period was non-cash expense of approximately $466,000.

Goodwill impairment

An annual goodwill impairment evaluation as of September 30, 2014 was performed by applying both the Step 1 and Step 2 tests as prescribed by FASB ASC 350. The results of the Step 1 test for the BAS segment indicated no impairment to goodwill related to this segment and Step 2 was not required.  The results for the Step 1 test for the ES segment did indicate impairment of goodwill and Step 2 was completed to determine the amount of impairment.  The Company engaged an outside firm that specializes in valuation assessments to perform the Step 1 and Step 2 tests and valuation work.  Of the $10,716,000 in goodwill that was recorded as of December 31, 2013, $6,364,000 was attributable to the ES segment.  After completion of the valuation work of the ES segment it was determined that the implied fair value of the goodwill for the ES segment was $0, resulting in a non-cash impairment charge of $6,364,000. The impairment is due to slower than planned in revenue, earnings and cash flow as well as the recently launched effort to reposition the Company and adjust its strategy away from stand-alone energy services. The repositioning effort is underway and includes a change of the business to focus on cybersecurity and regulatory risk mitigation, renaming the Company “root9B Technologies, Inc.”, and de-emphasizing the ES segment by adjusting its focus to operate in support of the CS and BAS segments. As a result of these changes and factors and the evaluation from the outside valuation firm, a full impairment of the goodwill relating to the ES segment was recorded. See further discussion on goodwill and goodwill impairment in Note 7 to the Consolidated Financial Statements.

Intangibles impairment

As a part of the merger with GreenHouse Holdings, Inc. in March of 2012 and the acquisition of Ecological in December 2012, the Company recorded intangible assets in the ES segment for both trade names and customer lists.  The net book value of the trade names of GreenHouse Holdings, Inc. and Ecological as of September 30, 2014, prior to impairment, was $223,000 and for the respective customer lists was $206,000.  In light of the repositioning of the Company discussed above and after valuation of the ES segment and its performance and future prospects, it was determined that there was no value to these intangibles related to the ES segment and the Company recorded impairment expense of $429,000 for the full net book value of the assets.

Income Tax Benefit (Expense)

There was no income tax expense for the third quarter of 2014 or 2013.  The effective tax rate was 0% in the third quarter of 2014 and 2013.  We have deferred tax assets and liabilities attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  We have determined, at both September 30, 2014 and 2013, that it is not more likely than not that our deferred tax assets would be recoverable and, accordingly have set up a full valuation allowance for the deferred tax assets at September 30, 2014 and 2013.

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013

Our results of operations for the first nine months of 2014 and the first nine months of 2013 are highlighted in the table below and discussed in the following paragraphs:

	9 Months Ended September 30,
	2014	% of Net Revenue	2013	% of Net Revenue
Net Revenue	$ 14,821,758		$ 20,635,910
Operating Expenses:
Cost of revenues	11,477,800	77.4%	16,482,637	79.9%
Selling, general & administrative	8,243,549	55.6%	6,642,299	32.2%
Depreciation and amortization	306,731	2.1%	287,040	1.4%
Energy repositioning and subcontract obligation	1,162,089	7.8%	-	0.0%
Total operating expenses	21,190,169	142.9%	23,411,976	113.5%
Loss from Operations	(6,368,411)	-42.9%	(2,776,066)	-13.5%
Other Income (Expense):
Derivative (expense) income	(3,930,733)	-26.5%	1,315,991	6.4%
Goodwill impairment	(6,363,630)	-43.0%	-	0.0%
Intangibles impairment	(429,394)	-2.9%	-	0.0%
Interest expense, net	(32,731)	-0.2%	(29,592)	-0.1%
Other income	283,217	1.9%	471,658	2.3%
Total other (expense) income	(10,473,271)	-70.7%	1,758,057	8.6%
Loss Before Income Taxes	(16,841,682)	-113.6%	(1,018,009)	-4.9%
Income Tax Benefit (Expense)	-	0.0%	-	0.0%
Net Loss	(16,841,682)	-113.6%	(1,018,009)	-4.9%
Preferred Stock Dividends	(941,880)	-6.3%	(736,640)	-3.6%
Deemed Dividend On Preferred Stock	-	0.0%	(509,184)	-2.5%
Net Loss Available to Common Stockholders	$(17,783,562)	-119.9%	$ (2,263,833)	-11.0%

The result of operations described below includes the Business Advisory Solutions (“BAS”) and the Energy Solutions (“ES”) segments for the nine months ended September 30, 2014 and 2013.  We acquired Root9B, LLC on November 22, 2013; and accordingly, their results of operations for the Cyber Solutions (“CS”) segment are only included in the results for the nine months ended September 30, 2014.

Net Revenue

Total revenue for the nine months ended September 30, 2014 was $14,821,758 as compared to $20,635,910 for the nine months ended September 30, 2013, a net decrease of $5,814,152, or 28.2%.  Revenue by segment was as follows:

	Nine Months Ended September 30,
	2014	2013	% growth

Business Advisory Solutions	$ 9,848,112	$ 10,525,797	-6.4%

Energy Solutions	2,030,930	10,110,113	-79.9%

Cyber Solutions	2,942,716	-	nm

Total Revenue	$ 14,821,758	$ 20,635,910	-28.2%

Business Advisory Solutions Segment

Revenue for the BAS segment for the nine months ended September 30, 2014 decreased 6.4% as compared to the nine months ended September 30, 2013.  Revenue for the BAS segment was below the Company’s plans for mid-to-high single digit revenue growth and was mainly due to a significant decline in revenue from two large customers in the third quarter of 2014 as well as the impact of three projects that were completed during the third quarter of 2013 and the related revenue was not fully offset by revenue from new customers in 2014.  The segment is positioned to meet its growth plans going forward and is seeking to leverage its relationship with the CS segment to develop new sources of revenue growth.

Energy Solutions Segment

Revenue for the ES segment for the nine months ended September 30, 2014 decreased 79.9% as compared to the nine months ended September 30, 2013.  There are two key reasons for the decline in revenue.  First, the Company had two significant contracts during the first nine months of 2013 that generated approximately $6.7 million of revenue and did not have similar large sized projects during the first nine months of 2014.  Second, the ES segment had a significant amount of revenue in 2013 related to the implementation of auto demand response (ADR) systems in California.  During 2013, the state of California altered the ADR program and incentives to corporations for implementing these type of energy saving systems and as a result the demand for this business has dropped significantly.  During the nine months ended September 30, 2014, the Company had no revenue from ADR systems work.  In light of the Company’s repositioning effort and strategy adjustment as well as lower than planned revenue growth in the ES segment, the energy business has changed its deliverables based on current capabilities and opportunities and will have a more narrow focus going forward.  Future revenue opportunities and opportunities to reduce costs are being evaluated under the Company’s new strategy.

Cyber Solutions Segment

Revenue for the CS segment for the nine months ended September 30, 2014, which is generated from cyber security advisory and technical services, was approximately $2,943,000, and was 100% incremental as compared to the nine months ended September 30, 2013 and is entirely attributable to Root9B.  During the first nine months of 2014, the Company continued to invest in building up the CS segment, primarily by hiring new resources with specialized cyber security skills and extending the infrastructure.  The segment continues to ramp up and is planned to be the key revenue growth driver for the Company over the next several years.

Gross Margin

Gross margin (revenue less cost of revenues, defined as all costs for billable staff for all segments and cost of goods for the ES and CS segments) was approximately $3,344,000 for the nine months ended September 30, 2014 as compared to approximately $4,153,000 for the nine months ended September 30, 2013, decreasing approximately $809,000.  The main reason for the decrease in gross margin was the significant decrease in revenue from the ES segment during the first nine months of 2014 as compared to the first nine months of 2013.

Gross margin, as a percentage of revenue, increased to 22.6% in the nine months ended September 30, 2014 from 20.1% in the nine months ended September 30, 2013.  On a segment basis, the gross margin percentage was flat in the BAS segment at 25.2% in the first nine months of 2014 and 2013 and decreased in the ES segment to 5.9% in the first nine months of 2014 from 14.8% in the first nine months of 2013.  The significant decline in the ES gross margin percentage was due to the decrease in revenue and resulting lower revenue which did not cover the production related fixed overhead costs in the ES segment.  The gross margin rate in the CS segment was 25.2% in the first nine months of 2014 and slightly lower than planned.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased to approximately $8,244,000 in the nine months ended September 30, 2014 from approximately $6,642,000 in the nine months ended September 30, 2103, an increase of 24.1%.  As a percentage of net revenue, SG&A expenses increased to 55.6% in the first nine months of 2014 as compared to 32.2% in the first nine months of 2013.  The increase in SG&A expenses as a percentage of revenue was due primarily to the reduced revenue in the ES segment, additional expenses related to the CS segment, as well as increased corporate overhead expenses.  SG&A expenses increased approximately $1,602,000 during the first nine months of 2014 as compared to the first nine months of 2013 and break out as follows: the BAS segment increased $266,000, the ES segment decreased $607,000, the CS segment increased $688,000 (all incremental for the first nine months of 2014 as compared to the first nine months of 2013) and Corporate Overhead increased $1,255,000.  Expenses related to these groups are discussed below.

BAS Segment

SG&A expenses in the BAS segment increased to approximately $1,565,000 in the first nine months of 2014 as compared to approximately $1,299,000 in the first nine months of 2013, an increase of $266,000 or 20.5%.  The increase is mainly attributable to increased labor costs of $247,000.  This increase in labor expenses for the BAS segment is due to a change in the classification of certain individuals from overhead to direct expenses for the BAS segment.  During the first quarter of 2014 the Company determined that the labor costs related to some BAS leadership positions, which had previously been charged to Corporate Overhead, would now be charged directly to the BAS segment.  As a result of this change, labor costs increased for the BAS segment in the first nine months of 2014 as compared to the same period in 2013 and were reduced for Corporate Overhead. BAS expenses as a percentage of segment revenue increased to 15.9% in the first nine months of 2014 from 12.3% in the first nine months of 2013.

ES Segment

SG&A expenses in the ES segment decreased to approximately $1,571,000 in the first nine months of 2014 as compared to approximately $2,178,000 in the first nine months of 2013, a decrease of $607,000 or 27.9%.  The decrease is primarily attributable to reduced labor costs of $619,000.  The decrease in labor costs is due to planned reductions in the labor force due to declining revenues as well as reduced commission expense, also due to lower revenues as compared to the prior year.

CS Segment

SG&A expenses in the CS segment were approximately $688,000 in the first nine months of 2014 and were completely incremental as compared to the first nine months of 2013.  SG&A expenses were slightly higher than planned as the Company invested in additional headcount, with specialized cyber security skill sets, as the Company prepares for future growth in this segment.

Corporate Overhead

Corporate Overhead SG&A expenses increased to $4,426,000 in the first nine months of 2014 from $3,171,000 in the first nine months of 2013, an increase of $1,255,000 or 39.6%.  The main drivers of the increase were an increase in labor costs of $843,000 and an increase in stock option expense for employees and directors in the amount of $433,000.  The increase in labor costs was primarily due to the addition of two executive positions.  During January of 2014, the Company hired a senior team member who was leading the Energy Solutions group and is no longer with the Company.  Additionally, in May of 2014 a new CEO was named.  The compensation and bonus related to these two positions is incremental to the first nine months of 2014 as compared to the first nine months of 2013.  The increase in stock option expense was due to the issuance of 6,470,000 stock options to new hires, key employees and directors during the first nine months of 2014 as compared to 525,000 stock option issuances during the first nine months of 2013.

Energy repositioning and subcontract obligation

During the first nine months of 2014 the Company incurred one-time charges of approximately $1,162,000 related to two items: 1) the repositioning of the Company to accentuate an increased focus and commitment to cybersecurity and regulatory risk mitigation and 2) recording a liability where the Company is a co-indemnitor with Prime Solutions, Inc. which is a subcontractor to Honeywell on a solar project; both items are explained below.

On October 17, 2014 the Company announced it would reposition the business to focus on cyber security and regulatory risk mitigation, rename the Company “root9B Technologies, Inc.”, and de-emphasize the ES segment by adjusting its focus to operate in support of the Cyber and Business Advisory segments.  As a part of this repositioning the Company has reduced headcount in the ES segment and incurred one-time expenses of $412,000 related to the headcount adjustments.

The Company is a co-indemnitor under a contract with Honeywell pursuant to Prime Solutions, Inc.’s (“Prime”) solar project located in Worcester Massachusetts (the “Honeywell Contract”).  The Company’s maximum liability exposure under the bond is limited to $1,412,544, if Prime were to fail to meet its contracted obligations.  On October 15, 2014, the Company determined it was probable that Prime would not be able to meet its contracted obligations under the Honeywell Contract and therefore the Company has an obligation to meet outstanding Honeywell Contract obligations.  The Company has recorded a one-time accrual of $650,000 which is the Company’s estimate of the most likely amount of its obligation under the co-indemnity agreement.

Other Income (Expense)

Other Income (Expense) for the nine months ended September 30, 2014 resulted in an expense of approximately $10,473,000 as compared to income of approximately $1,758,000 in the nine months ended September 30, 2013.  The components of the net expense include the derivative expense, goodwill impairment, intangibles impairment and other income.  The derivative expense and other income are discussed below.  The goodwill and intangibles impairment are discussed above as all activity related to these items occurred in the third quarter of 2014.

Derivative (expense) income

From May 2010 through the first quarter of 2013, the Company issued Series B Preferred Stock, Debentures, Series C Preferred Stock, 7% Convertible Redeemable Promissory Notes, and Series D Preferred Stock, all with detachable common stock purchase warrants deemed to be derivative instruments. These warrants are recorded as a derivative liability and “marked-to-market” based on fair value estimates at each reporting date.  Collectively, these derivatives were valued at an estimated fair value of approximately $4,237,000 at September 30, 2014, with the change (increase) in value of the outstanding warrants since December 31, 2013 of approximately $3,931,000, being recognized as derivative (non-cash) expense on the Consolidated Statement of Operations for the first nine months of 2014.  For the nine months ended September 30, 2013, the change in derivative valuation for the like period was non-cash income of approximately $1,316,000.

Other income

Other income decreased to approximately $283,000 in the nine months ended September 30, 2014 as compared to approximately $472,000 in the nine months ended September 30, 2013.  During the first quarter of 2014 the Company entered into an agreement with the landlord for the New York office where it was agreed that we would vacate the office space at the end of 2014, which is earlier than the lease term, and in exchange we will incur no rent expense during 2014.  As a result of this agreement, the Company recorded a gain related to the early termination of the contract of $239,248 which is included in other income in the first nine months ended September 30, 2014.  During the second quarter of 2013 we recorded an “adjustment to estimates recorded at acquisition” of $432,000 (a non-cash item) related to the GHH acquisition and not present in the same period in the current year, to record the retirement of certain escrow shares, recorded as part of the consideration given, in the initial purchase price allocation and removed liabilities assumed, which management determined no longer met the required test for recording an obligation on the books and records of the Company.

Income Tax Benefit (Expense)

There was no income tax expense for the nine months ended September 30, 2014 and 2013.

Preferred Stock Dividends

The Company has three series of Convertible Preferred Stock which pay dividends at annual specified rates.  The three series are: 7% Series B Convertible Preferred Stock, 7% Series C Convertible Preferred Stock, and the 8% Series D Convertible Preferred Stock.  See further discussion on the Convertible Preferred Stock in Note 6 to the Consolidated Financial Statements.  Dividends paid during the first nine months of 2014, which were paid in common stock, were valued at issuance as follows: to Series B, 98,003 shares valued at $56,840, to Series C, 603,448 shares valued at $350,000, and to Series D, 972,791 shares valued at $535,040.

Deemed Dividend on Preferred Stock

The deemed dividend on preferred stock is an amount calculated at the time of issuance of the convertible preferred stock, by comparing the effective conversion price of the preferred stock to the market price of the Company stock.  The difference in these two amounts yields a deemed dividend on the Convertible Preferred Stock, a non-cash charge.  During the first quarter of 2013, the Company recorded a deemed dividend upon the issuance of Series D Preferred Convertible Stock of approximately $509,000.  There was no deemed dividend during the first nine months of 2014 as there were no preferred stock issuances during the period.

Dividend

No dividend for common stock has been declared as of September 30, 2014, and the Company does not anticipate declaring dividends for common stock in the future.

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

Liquidity and Capital Resources

As of September 30, 2014, the Company had cash and cash equivalents of approximately $966,000, compared to approximately $7,004,000 at December 31, 2013, a decrease of $6,038,000.  The decrease is primarily attributable to the net use of cash in operations for the nine months ended September 30, 2014 of $3,476,000 and reduction of the outstanding balance on the line of credit in the amount of $2,721,000.  The Company decided not to renew the line of credit when it came due in July 2014 and paid off the outstanding balance on July 3, 2014.

Overall, our revenues were down during the first nine months of 2014, compared to revenues for the same period a year ago, by $5,814,000, or 28.2%.  The primary cause of this reduction in our revenues was a significant reduction in activity experienced in our Energy Services segment. We have evaluated all of our lines of business both from a historical performance perspective as well as looking at opportunities for future growth.  As a result of this evaluation we have launched the repositioning of the Company and adjustment of the Company’s strategy.  The repositioning effort is underway and includes a change of the business to focus on cyber security and regulatory risk mitigation, renaming the Company “root9B Technologies, Inc.”, and de-emphasizing the Energy Solutions segment by adjusting its focus to operate in support of the Cyber Solutions and Business Advisory Solutions segments.  In addition our SG&A expenses have increased at a rate higher than revenue growth as we invest in infrastructure and support for future growth.

The consequence of the downturn in our revenues and increase in our expenses is significant liquidity pressures.

Our objective from a liquidity perspective is to use operating cash flows to fund day to day operations.  In both the first nine months of 2014 and 2013 we did not achieve this objective, as cash flow from operations in the first nine months of 2014 and 2013 was a net use of $3.5 million and $2.3 million, respectively.  The Company is taking steps to try to improve its liquidity going forward by executing on the repositioning and strategy adjustment, focusing on the areas of the business with the most opportunity for revenue growth and continuing to manage costs.  Additionally, we are exploring various financing alternatives to provide additional liquidity.  We recently closed on $1,250,000 of additional financing, which provides some relief for near term liquidity pressures.  We will need significant additional financing to carry out our repositioning plan and assure future operations and there can be no assurance that we will be able to obtain the same, or if obtained, on terms favorable to the Company.

Working capital was $(814,000) and $4,177,000, at September 30, 2014 and December 31, 2013, respectively, a decrease of $4,991,000. The decrease results primarily from the decrease in cash from operations of $3,476,000.  The recent closing of additional financing in the amount of $1,250,000 has provided additional liquidity and improved our weak working capital position at September 30, 2014.

 Non-current liabilities at September 30, 2014 are $4,327,000, and primarily consist of a derivative liability related to the current valuation of all outstanding common stock purchase warrants, of $4,237,000, which is a non-cash liability. Stockholders’ Equity was $1,739,000 at September 30, 2014 (representing 14.1% of total assets), compared to a balance at December 31, 2013 of $16,922,000 (representing 68.9% of total assets).

Line of Credit

The Company closed on a new asset based revolving line of credit on July 5, 2013 with a financial institution, increasing the borrowing base to 80% of eligible receivables or $3,000,000. In accordance with this new facility, the Company was required to maintain a compensating balance of $3 million on account at this financial institution.  However, the loan terms did include a release provision on the compensating balance, reducing it as the Company met net operating income thresholds set forth in the loan agreement. As the line of credit required a compensating balance for the full amount of the line, effectively providing the Company with no additional liquidity, the Company decided not to renew the facility when it came due in July 2014 and paid off the outstanding balance on July 3, 2014.

Cash Flows from Operating Activities

During the nine months ended September 30, 2014, net cash used in operating activities was $3,476,000 as compared to net cash used in operating activities of $2,252,000 during the nine months ended September 30, 2013, an increase of $1,224,000.  The net cash used during the nine months ended September 30, 2014 was computed based on: i) the net loss of $16,842,000, ii) decreased by the non-cash charges for derivative expense, stock option expense and impairment of goodwill and intangible assets of $3,930,000, $621,000, and $6,793,000, respectively, iii) the increase in accounts payable and accrued expenses of $2,149,000, iv) the increase in accounts receivable of $1,030,000 and v) the decrease in costs and estimated earnings in excess of billings of $624,000.

Cash Flows from Investing Activities

Cash used in investing activities during the nine months ended September 30, 2014 was $241,000 from net purchases of property and equipment.  During the third quarter of 2014, the Company acquired 3 cyber security software products in exchange for the issuance of 900,000 stock options.  The stock options vest immediately and were valued at approximately $217,000.  The acquisition of the software was a non-cash transaction and addition to Property and Equipment on the Consolidated Balance Sheet as of September 30, 2014.

Cash Flows from Financing Activities

Cash used from financing activities of $2,321,000 for the nine months ended September 30, 2014 was due to the net payments made to reduce the balance outstanding on the line of credit of $2,721,000 offset by proceeds from the exercise of warrants of $401,000.

We are actively exploring additional sources of financing as we expect we will need to raise additional funds in order to fund operations.  Without substantial additional financing, the Company will not be able to continue operating in the manner that is presently in place, and would have to reduce operations and/or restructure selling, general and administrative expenses.  As noted above, a financing for approximately $1,250,000 of net proceeds has been completed, and further financings have to be executed within the near future together with the Company’s repositioning plan.

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

Off-Balance-Sheet Arrangements

As of September 30, 2014, and during the nine months then ended, there were no other transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Outlook

As we continue to work with clients we see an increased emphasis on mitigating risk, controlling costs effectively, improving performance, and managing the complex regulatory/compliance environments that continue to change. Across all industries we see an increase in automation (computers, PDAs, robotic production lines, communication devices, etc.).  With this increase in automation we see that energy and cyber security initiatives are moving to the top of the priority list for company initiatives which has moved cyber security to the forefront for all companies in relation to risk and impact.  Automation within organizations has developed quickly and the need to use automation to increase work efficiency and competitiveness and also provide for more accessibility, has now increased business and financial risk exponentially.  Understanding cyber risks, exposures and managing them is one of the most complex issues in business today.

In October 2014, the Company launched and announced the repositioning of the Company’s business and adjustment to its strategy.  The repositioning effort is underway and includes a change of the business to focus on cybersecurity and regulatory risk mitigation solutions while renaming the parent Company “root9B Technologies, Inc.”. This change will also result in a de-emphasis of the Energy segments current operations and adjustment of its focus to operate in support of the Cyber and Business Advisory segments. This change in focus is driven by several factors: 1) our expertise, capabilities and proprietary solutions in the cyber security sector, 2) the growing opportunity related to cyber security, regulation and risk as indicated above, and 3) our overall ineffectiveness related to our targeted energy solutions.  We believe the demand for cyber security expertise and solutions will grow exponentially and that this will continue to cause change related to solutions and regulation.  Root9b, our cyber security segment is differentiated in four ways.  First, we have attracted many of the country’s most highly recognized subject matter experts, most of whom have served within the NSA (National Security Agency).  Second, root9B has proprietary hardware and software designed to combat the new methodologies being utilized by state-sponsored and sophisticated individual hackers.  Third, root9B utilizes an advanced integrated strategy known as active adversarial pursuit that employs hunt capabilities.  We believe this approach represents a game changer in cyber defense.  Fourth, root9B is renowned for its training curriculum and capabilities regarding cyber security.  The ongoing trend regarding cyber security is also moving into the regulatory/compliance arena beyond what it has traditionally been.  We see these trends being a good fit for our business model although we cannot assure that we can fully take advantage of the same.

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

Market fluctuation impact on assets

For the nine months ending September 30, 2014, the valuation of the Variable Life Insurance policies had an investment loss of $20,593.

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

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2014. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Other than those previously reported on Form 8-K, no unregistered securities were sold or issued during the period ended September 30, 2014.

Item 3	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Additional Risk Factor:

NEED FOR ADDITIONAL FINANCING.

As of September 30, 2014 the Company had cash and cash equivalents of approximately $966,000.  The Company had a cash balance of approximately $2,005,000 as of November 1, 2014.  The Company has taken, and continues to take, steps to enhance its revenue streams and manage costs in order to improve cash flow and is seeking additional financing.  The continued operations of the Company as presently conducted are dependent on the success of these efforts.

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

PREMIER ALLIANCE GROUP, INC.
(Registrant)
DATE: November 14, 2014	By:	/s/ Joseph J. Grano, Jr.
Joseph J. Grano, Jr.
Chief Executive Officer

DATE: November 14, 2014	By:	/s/ Kenneth T. Smith
Kenneth T. Smith
Chief Financial Officer