Form 10-K
period 2014-12-31
root9B Technologies Inc.
filed 2015-03-30
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                                to

Commission File Number: 000-50502

ROOT9B TECHNOLOGIES, INC.
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

[ ] Yes [X] No

State issuer’s revenues for its most recent fiscal year (ended December 31, 2014): $20,175,488

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last day of the registrant’s most recently completed second fiscal quarter was $17,374,155.

The total number of shares of Common Stock of the Registrant outstanding as of the latest practicable date, March 16, 2015 is 72,076,243.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) within 120 days of the end of the Company’s fiscal year ended December 31, 2014, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the SEC as part of this annual report on Form 10-K.

ROOT9B TECHNOLOGIES, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K, including the information incorporated by reference herein, that are not historical in nature, including those concerning the Company’s current expectations about its future requirements and needs, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “meets,” “could,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans” or “continues.” Although we believe that the expectations reflected in such forward-looking statements are reasonable at the time they are made, you are cautioned that forward-looking information and statements are subject to various risks and uncertainties, many of which are difficult to predict and generally beyond our control. Risks and uncertainties could cause actual results and developments to differ materially from those expressed in, or implied or projected by, forward-looking information and statements provided here or in other disclosures and presentations. Those risks and uncertainties include, but are not limited to, the risks discussed or identified below in a section titled "Risk Factors." As we may update those Risk Factors from time to time, please consult our public filings at www.sec.gov or www.root9btechnologies.com. We do not undertake any obligation to update or revise any forward-looking information or statements.

In this Annual Report on Form 10-K, references to "we," "our," "us," "the Company," or "root9B" refer to root9B Technologies, Inc. All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31.

 PART I

ITEM 1.                      BUSINESS.

OVERVIEW

We are a provider of cybersecurity, regulatory risk mitigation, and energy and controls solutions.  We help clients in diverse industries to provide full scale cyber operations and solutions, mitigate risk, comply with complex regulations, improve performance and productivity, and leverage and integrate technology.  We work with our customers to assess, design, and provide customized solutions and advisory services that are tailored to address each client’s particular requirements and needs. Our clients range in size from Fortune 100 companies to mid-sized and owner-managed businesses across a broad range of industries including local, state, and federal agencies.

We (sometimes referred to as the “Company”) were incorporated on January 5, 2000 as Continuum Group C Inc. under the laws of the State of Nevada, and did not conduct business as such.  On November 5, 2004, we consummated a share exchange agreement dated as of October 12, 2004, among us, Premier Alliance Group, Inc., a North Carolina corporation (‘‘North Carolina Premier’’), and the shareholders of North Carolina Premier. As a result, North Carolina Premier merged into us and our name was changed to Premier Alliance Group, Inc. North Carolina Premier had commenced operations in 1995 and was founded by a group of experienced consultants that specialized in technology and financial services.  In November 2004, and as a result of the merger of North Carolina Premier into the Company, it became part of a publicly traded company.  In 2011, we re-domiciled under the laws of the state of Delaware. We have grown significantly both organically and through strategic acquisitions of complementary businesses.  Significant acquisitions we have completed include Greenhouse Holdings, Inc. (“GHH”) in March 2012, Ecological, LLC in December 2012, root9B, LLC in November 2013 and IPSA International, Inc. in February 2015.

In September 2014, the Company announced a shift in strategy to accelerate the differentiated capabilities of its wholly-owned cybersecurity subsidiary root9B, and to focus primarily on cybersecurity and regulatory risk mitigation.  In connection with this strategic shift, the Company changed its name and OTCQB ticker symbol as part of a rebranding effort, to root9B Technologies, Inc. and RTNB.

Our team is made up of individuals that have deep experience and training as cyber security experts, analysts, technology and engineer specialists, business and project consultants.  We have hired our experienced professionals from a wide variety of organizations and key industries, which include financial services, utilities, life science, technology, government and healthcare.

OUR SERVICES

We are a provider of cyber security, regulatory risk mitigation, and energy solutions.  Our services and solutions target mitigating risk, assisting with compliance, and maximizing profits by addressing these core areas for businesses, primarily cyber security, regulatory compliance, risk mitigation and energy management related initiatives.

During 2014 we provided our services through three operating segments: Cyber Solutions, Business Advisory Solutions and Energy Solutions.  For the year ended December 31, 2014, 20% of our revenue was generated from Cyber Solutions, 64% from Business Advisory Solutions and 16% from Energy Solutions.

For further financial information on our segment results, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 “Segment Information” under “Part II—Item 8. Financial Statements and Supplementary Data.”

Cyber Solutions

We are a provider of cyber security and advanced technology training capabilities, operational support and consulting services.  From our offices in Colorado Springs, Colorado, Honolulu, Hawaii, New York, NY, and San Antonio, Texas, we provide services to the US Government and commercial organizations in the United States and overseas.  Our services range from cyber operations assessments, analysis and testing, to cyber training, forensics, exploitation, and strategic defense planning. Our cybersecurity personnel are recognized providers of cyber services across the defense, civil, intelligence and commercial communities.  Our capabilities include but are not limited to:

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

Business Advisory Solutions

Our Business Advisory Solutions team focuses on delivering solutions in both regulatory compliance and risk mitigation.  The group works to assist our customers with compliance by applying our expertise in various regulations and deploying processes and automation.  Similarly, we have deep expertise in risk assessment and work with our customers to develop solutions and structures to evaluate and mitigate risk.  A typical customer is an organization that has complex business processes, large amounts of data to manage, and faces change driven by regulatory or market environments, or strategic, growth and profitability initiatives.  Key areas of focus continue to be large, mandated regulatory efforts including complying with the Sarbanes-Oxley Act of 2002 (SOX), BASEL ACCORDS (for financial institutions), the Dodd-Frank Wall Street Reform and Consumer Protection Act and cybersecurity initiatives, where the team partners with the Cyber Solutions group.

Energy Solutions

The Energy Solutions group works with our customers to assess, design and install processes and automation to address energy regulation, strategy, cost, and usage initiatives.    Examples of solutions and areas of expertise include automated control systems and energy management systems. These systems apply technology to respond to events, scenarios or data patterns automatically adjusting for more efficient processes.    Our customers include companies in the commercial sector, not for profit entities and local municipalities.

OUR ACQUISITION STRATEGY

We are focused on balanced growth with a priority on driving growth in revenue and profitability in our existing businesses along with the acquisition of complementary businesses.  In 2013, we made the acquisition of root9B, LLC which expanded our scope of solutions offerings into the cybersecurity business.  We viewed this acquisition as a way to strategically broaden our business capability while also being complementary to our existing businesses, which set up an opportunity for cross-selling and providing our customers key solutions.  In February 2015, we acquired IPSA International, which is discussed further below.  In 2014, we operated three business segments, 1) Cyber Security Solutions 2) Business Advisory Solutions and 3) Energy Solutions.  After our acquisitions of root9B and IPSA we believe we are positioned in the highest areas of concern and activity for our target customers and will allow for future growth.  These segments and our solutions are complementary and give us the opportunity to cross sell across the business lines and provide our customers with core solutions and greater value.  We will continue to assess complementary acquisition opportunities.

On February 6, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IPSA International, Inc. (“IPSA”). On February 9, 2015, the Company and IPSA consummated and closed the Merger.  Pursuant to the terms of the Merger Agreement, upon the closing of the Merger, the Corporation issued ten million shares of the Corporation’s common stock to the stockholders of IPSA (the “Stock Consideration”), as well as paid $2,500,000 to such stockholders. Twenty five percent of the Stock Consideration (the “Indemnity Shares”) are subject to a pledge agreement executed by and between the Company and the stockholders of IPSA, whereby such Indemnity Shares shall secure the obligations of IPSA to indemnify the Company pursuant to the terms of the Merger Agreement.  In conjunction with the closing of the Merger, the Corporation entered into a registration rights agreement with the stockholders of IPSA whereby the Corporation agreed to provide piggyback registration rights to the holders of the Stock Consideration.  The Company entered into an employment agreement with Dan Wachtler, the CEO of IPSA.

IPSA specializes in Anti-Money Laundering (AML) operational, investigative and remedial services, AML risk advisory and consulting services, conducting high-end investigations with expertise in services ranging from complex financial crime and intellectual property issues to conducting anti-bribery investigations or due diligence on a potential partner or customer.   Additionally IPSA provides investigative services related to passport issuances by foreign countries.  IPSA has offices in the U.S., Canada, U.K., U.A.E. and Hong Kong, vetted resources in over 75 countries worldwide and a talent base that is focused on assisting clients in making better-informed decisions to protect their investments and assets.

FINANCINGS

The Company has recently closed on three financing transactions as follows:

1)
On February 9, 2015, the Company entered into a securities purchase agreement with an accredited investor, an investment advisory client of Wellington Management Company LLP, pursuant to which the Company issued 5,586,450 shares of common stock at a purchase price of $1.10 per share. In addition, the Company issued warrants to purchase up to 5,135,018 shares of the Company’s common stock in the aggregate, at an exercise price of $0.80 per share (the “Warrants”). The Warrants have a term of three years and may be exercised at any time from or after the date of issuance, may be exercised on a cashless basis and contain customary, structural anti-dilution protection (i.e., stock splits, dividends, etc).  Upon closing of this equity financing, the Company received proceeds of $6,145,095.

2)
On February 17, 2015, the Company entered into a securities purchase agreement with the same accredited investor, pursuant to which the Company issued 1,162,321 shares of common stock at a purchase price of $1.10 per share. In addition, the Company issued warrants to purchase up to 1,068,390 shares of the Corporation’s common stock in the aggregate, at an exercise price of $0.80 per share (the “Warrants”). The Warrants have a term of three years and may be exercised at any time from or after the date of issuance, may be exercised on a cashless basis and contain customary, structural anti-dilution protection (i.e., stock splits, dividends, etc).  Upon closing of this equity financing, the Company received proceeds of $1,278,553.

3)
On March 12, 2015, the Company entered into securities purchase agreements with a group of accredited investors, pursuant to which the Company issued 3,686,818 shares of common stock at a purchase price of $1.10 per share. In addition, the Company issued warrants to purchase up to 1,843,413 shares of the Corporation’s common stock in the aggregate, at an exercise price of $1.50 per share (the “Warrants”). The Warrants have a term of three years and may be exercised at any time from or after the date of issuance and contain customary, structural anti-dilution protection (i.e., stock splits, dividends, etc).  Upon closing of this equity financing, the Company received proceeds of $4,055,498.

The Company incurred fees of $184,697 in connection with these three financing transactions and this amount is not reflected in the proceeds above.

OUR STRATEGY

Our business focus is to work with the top levels of corporations to address major initiatives that fall under governance, risk and compliance (GRC) areas.  Within GRC, the key emphasis today is around risk related to cybersecurity.  With our cyber group, root9B, we take a new approach to combatting cyber activity, using a full solution encompassing active adversarial pursuit (HUNT), cybersecurity and intelligence training, operational support, and associated technology and tools.  In 2015, we are building a HUNT operations center where we will be able to conduct and provide remote HUNT services to our customers, which, we believe, offers a competitive advantage.  We believe a full spectrum solution is needed to mitigate risk associated with cyber threats.  Our Business Advisory capabilities focus on aspects related to the ongoing emerging regulatory environment that corporations must address (AML, SOX, FCP, etc). We utilize talent with specific expertise that allow us to effectively assist corporations to assess compliance, design programs, remediate problems, and provide ongoing operational support.

Our customers include Fortune 500 companies (including Cisco, Duke Power, Bank of America, and PNC Bank). With the acquisition of root9B, we are also providing services to the mid-market arena and governmental entities.  The acquisition of IPSA has added a number of large financial institutions to our customer base.

OUR COMPETITION

The market for professional services and solutions is highly competitive. It is also highly fragmented, with many providers and no single competitor maintaining clear market leadership. Our competition varies by segment, type of service provided, and the customer to whom services are provided.  Our competitors in cyber security include Fireeye, IBM, and Symantec; and in the risk regulatory arena include Deloitte, Price Waterhouse Coopers, and Accenture.  Many of our competitors are larger and better financed than we are and have substantial marketplace reputations.

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

To date, we have received a significant portion of revenues from large sales to a small number of customers. During 2014 and 2013, our five largest customers, together comprised approximately 34% and 47% of our total revenues, respectively. Our operating results may be harmed if we are not able to complete one or more substantial sales to any large customers or are unable to collect accounts receivable from any of the large customers in any future period.

EMPLOYEES

As of March 1, 2015, we employed a total of 215 persons on a full time basis.  We believe our employee relations are good.

ITEM 1A.                      RISK FACTORS

We are subject to various risks that may materially harm our financial condition and results of operations. If any of these risks or uncertainties actually occurs, the trading price of our common stock could decline.

Risks Related to Our Business and Industry

WE HAVE CONTINUED TO EXPERIENCE SIGNIFICANT LOSSES FROM OPERATIONS

We have experienced substantial and continuing losses from operations.  These are the result of declining revenues and increases in selling, general and administrative expenses incurred in preparation for growth. We expect that our cyber security operations and the operations of IPSA, which we acquired in February 2015, will increase revenues and help move the Company to profitability from operations, of which there can be no assurance.

A DECLINE IN THE PRICE OF, OR DEMAND FOR, ANY OF OUR BUSINESS ADVISORY SOLUTIONS AND SERVICES, WOULD HARM OUR REVENUES AND OPERATING MARGINS.

Our Business Advisory Solutions services accounted for the majority of our revenues in 2013 (approximately 55%), and 2014 (approximately 64%). We anticipate that revenue from the Business Advisory Solutions services, particularly in view of the acquisition of IPSA International, which will be combined with the Business Advisory group, will continue to constitute the majority of our revenues for the near term and anticipate that revenue in the Cybersecurity segment could, in the future, exceed the revenues of our Business Advisory Solutions group, of which there can be no assurance. A decline in the price of, or demand for, Business Advisory Solutions services or the failure to achieve substantial growth in cyber security revenue would harm our business.

A SIGNIFICANT PORTION OF OUR BUSINESS REVENUES DEPEND ON A RELATIVELY SMALL NUMBER OF LARGE CUSTOMERS.  IF ANY OF THESE CUSTOMERS DECIDE THEY WILL NO LONGER USE OUR SERVICES, REVENUES WILL DECREASE AND FINANCIAL PERFORMANCE WILL BE SEVERELY IMPACTED.

To date, we have received a significant portion of our revenues from large sales to a small number of customers. During 2014 and 2013, our five largest customers, together comprised approximately 34% and 47% of our total revenues, respectively. Our operating results may be harmed if we are not able to complete one or more substantial sales to any large customers or are unable to collect accounts receivable from any of the large customers in any future period.

INTENSE COMPETITION IN OUR TARGET MARKETS COULD IMPAIR OUR ABILITY TO GROW AND TO ACHIEVE PROFITABILITY.  IF WE DO NOT GROW, OUR COMPETITIVE ABILITY WILL BE SEVERELY RESTRICTED, WHICH WOULD DECREASE PROFITABILITY.

Our competitors vary in size and in the scope and breadth of the products and services they offer. Our competitors include Deloitte, Accenture, Fireeye and SAI Global as well as other national firms and a number of smaller regional firms. Many of our competitors have longer operating histories, substantially greater financial, technical, marketing, or other resources, or greater name recognition than us. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Increased competition is likely to result in price reductions, reduced gross margins, and loss of market share, any one of which could seriously harm our business.

OUR LENGTHY SALES CYCLE COULD MAKE IT MORE DIFFICULT TO ACHIEVE OUR GROWTH OBJECTIVES.

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

WE MAY NOT BE ABLE TO SECURE NECESSARY FUNDING IN THE FUTURE WHICH WOULD ADVERSELY AFFECT OUR ABILITY TO GROW, INCREASE REVENUES, AND ACHIEVE PROFITABILITY.

Unless we achieve positive cash flow, substantial working capital will be required for continued operations. We believe that if capital requirements increase materially from those currently planned, additional financing may be required sooner than anticipated. If we raise additional funds by issuing equity securities, the percentage of our capital stock owned by our current shareholders would be reduced, and those equity securities may have rights that are senior to those of the holders of our currently outstanding securities. Additional financing may not be available when needed on commercially acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may be forced to curtail planned growth, and we may be unable to develop or enhance planned products and services, take advantage of future opportunities, or respond to competitive pressures.

THERE ARE SUBSTANTIAL RISKS ASSOCIATED WITH ACQUISITIONS.

An integral part of our growth strategy has been evaluating and, from time to time, consummating acquisitions. These transactions involve a number of risks and present financial, managerial and operational challenges, including: diversion of management’s attention from running the existing business; increased expenses, including legal, administrative and compensation expenses resulting from newly hired employees; increased costs to integrate personnel, customer base and business practices of the acquired company; adverse effects on reported operating results due to possible impairment of intangible assets including goodwill associated with acquisitions; and dilution to stockholders to the extent of issuance of securities in the transaction.  .

OUR EXECUTIVE OFFICERS AND DIRECTORS, AND MAJOR STOCKHOLDERS WILL BE ABLE TO EXERT SIGNIFICANT INFLUENCE OVER US,WHICH WILL LIMIT OUR STOCKHOLDERS’ ABILITY TO INFLUENCE THE OUTCOME OF KEY DECISIONS.

Our executive officers and directors collectively control approximately 23.5% of our current outstanding capital stock and approximately 27.0% on a fully diluted basis. As a result, if they act together they will be able to influence management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing any change in control of our Company and might affect the market price of the common stock.

Miriam Blech currently controls approximately 7.0% of our outstanding voting capital stock, including 60% of our Series C preferred stock.  Isaac Blech currently controls approximately 4.6% of our outstanding voting capital stock (which is included in the above figures concerning officers and directors), including 40% of our Series C preferred stock.  Together, Mr. and Mrs. Blech currently control approximately 11.6% of our outstanding voting capital stock, including 100% of our Series C preferred stock.  The interests of Mr. and Mrs. Blech may differ from the interests of other stockholders. Third parties may be discouraged from making a tender offer or bid or it may make it easier for them to acquire root9B because of this concentration of ownership.

Ithan Creek Master Investors (Cayman), L.P. currently controls approximately 9.0% of our outstanding voting capital stock, In addition they can increase their ownership thru exercise of warrants up to approximately 17.0%.

A FAILURE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD HAVE AN ADVERSE EFFECT ON US.

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

Risks Related to root9B

OUR FAILURE TO ATTRACT AND RETAIN HIGHLY SKILLED CYBER EXPERTS WOULD HAVE AN ADVERSE EFFECT ON US.

Our ability to attract and retain qualified professional and/or skilled cyber personnel, either through direct hiring or acquisition of other firms employing such professionals, is an important factor in determining our future success. The market for these professionals is very competitive as well as limited for senior level operators with the Department of Defense experience we seek.  There can be no assurance that we will be successful in our efforts to attract and retain the needed personnel.  The failure to attract and retain skilled personnel could impair our ability to sell, provide services to our clients, and conduct our business effectively by limiting the number of engagements we can handle concurrently and could limit our ability to work on large scale projects.

INTENSE COMPETITION IN OUR TARGET MARKETS COULD IMPAIR OUR ABILITY TO GROW AND TO ACHIEVE PROFITABILITY.

The market for cyber solutions work has been developing rapidly over the past several years and continues to change as new entrants enter the market and as legislation moves forward in this area.  As competition increases, there could be impact on the markets and pricing which will present a risk to the revenue growth for root9B.

 OUR SALES CYCLES CAN BE LONG AND UNPREDICTABLE, AND OUR SALES EFFORTS REQUIRE CONSIDERABLE TIME AND EXPENSE. AS A RESULT, OUR SALES AND REVENUE ARE DIFFICULT TO PREDICT AND MAY VARY SUBSTANTIALLY FROM PERIOD TO PERIOD, WHICH MAY CAUSE OUR RESULTS OF OPERATIONS TO FLUCTUATE SIGNIFICANTLY.

Our results of operations may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of our sales cycle and the short-term difficulty in adjusting our operating expenses. Our results of operations depend in part on sales to large organizations. The length of our sales cycle, from proof of concept to delivery of and payment for our products, is typically four to twelve months but can be more than a year. To the extent our competitors develop products that our prospective customers view as equivalent to ours, our average sales cycle may increase. Because the length of time required to close a sale varies substantially from customer to customer, it is difficult to predict exactly when, or even if, we will make a sale with a potential customer. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could impact our results of operations for that quarter and any future quarters for which revenue from that transaction is delayed.

As a result of these factors, it is difficult for us to forecast our revenue accurately in any quarter. Because a substantial portion of our expenses are relatively fixed in the short term, our results of operations will suffer if our revenue falls below our or analysts’ expectations in a particular quarter, which could cause the price of our common stock to decline.

IF WE ARE UNABLE TO SELL OUR PROPRIETARY PRODUCTS, SUBSCRIPTIONS AND SERVICES, AS WELL AS RENEWALS OF OUR SUBSCRIPTIONS AND SERVICES, TO OUR CUSTOMERS, OUR FUTURE REVENUE AND OPERATING RESULTS WILL BE HARMED.

 Our future success depends, in part, on our ability to expand the deployment of our products with new and existing customers, including solutions delivered through the new Adversarial Pursuit Center,.  This may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our customers purchase additional products, subscriptions and services depends on a number of factors, including the perceived need for additional IT security as well as general economic conditions. If our efforts to sell additional products, subscriptions and services to our customers are not successful, our business would suffer.

Further, existing customers that purchase our products have no contractual obligation to renew their subscriptions and support and maintenance services beyond the initial contract period, and given our limited operating history, we may not be able to accurately predict our renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including the level of their satisfaction with our products, our customer support, customer budgets and the pricing of our products compared with the products and services offered by our competitors. We cannot assure that our customers will renew their subscriptions, and if our customers do not renew their subscriptions or renew on less favorable terms, our revenue may grow more slowly than expected, if at all.

We also depend on our installed customer base for future support and maintenance revenue. We offer our support and maintenance agreements for terms that generally range between one and five years. If customers choose not to renew their support and maintenance agreements or seek to renegotiate the terms of their support and maintenance agreements prior to renewing such agreements, our revenue may decline.

IF WE ARE UNABLE TO INCREASE SALES OF OUR SOLUTIONS TO LARGE ORGANIZATIONS WHILE MITIGATING THE RISKS ASSOCIATED WITH SERVING SUCH CUSTOMERS, OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS MAY SUFFER.

Our growth strategy is dependent, in part, upon increasing sales of our solution to large enterprises and governments. Sales to large customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller entities. These risks include:

•	Increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us;
•	More stringent or costly requirements imposed upon us in our support service contracts with such customers;
•	More complicated implementation processes;
•	Longer sales cycles and the associated risk that substantial time and resources may be spent on a potential customer that ultimately does not purchase our platform or solutions
•	More pressure for discounts and write-offs

In addition, because security breaches with respect to larger, high-profile enterprises are likely to be heavily publicized, there is increased reputational risk associated with serving such customers. If we are unable to increase sales of our platform to large enterprise and government customers while mitigating the risks associated with serving such customers, our business, financial position and results of operations may suffer.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, THE VALUE OF OUR CYBER SECURITY BUSINESS MAY BE DIMINISHED, AND OUR CYBER SECURITY BUSINESS MAY BE ADVERSELY AFFECTED.

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, copyright, trade secret, and domain name protection laws, to protect our cyber security proprietary rights. We presently do not intend to rely on the filing and prosecution of patent applications. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and future trademark and patent applications may not be approved. In any or all of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights. Although we have taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our cyber security business and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. Any of these events would have an adverse effect on our cyber security business and financial results.

WE MAY, IN THE FUTURE, BE A PARTY DEFENDANT TO PATENT LAWSUITS AND OTHER INTELLECTUAL PROPERTY RIGHTS CLAIMS THAT ARE EXPENSIVE AND TIME CONSUMING, AND, IF RESOLVED ADVERSELY, WOULD HAVE A SIGNIFICANT IMPACT ON OUR CYBER SECURITY BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS.

Companies in the cyber security business often own large numbers of patents, copyrights, trademarks, and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various "non-practicing entities" that own patents and other intellectual property rights often attempt to aggressively assert their rights in order to extract value from technology companies. Furthermore, from time to time we may introduce new products, including in areas where we currently do not operate, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. Defending patent and other intellectual property litigation is costly and can impose a significant burden on management and employees, and there can be no assurances that favorable final outcomes will be obtained in all cases. In addition, plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal. The terms of such a settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, we may have to seek a license to continue practices found to be in violation of a third party's rights, which may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices could require significant effort and expense or may not be feasible. Our business, financial condition, and results of operations would be adversely affected as a result of an unfavorable resolution of the disputes and litigation referred to above.

A DATA SECURITY BREACH WITH OUR CUSTOMERS AS A RESULT OF OUR CYBERSECURITY PROCESSES COULD CAUSE SUBSTANTIAL NEGATIVE IMPACT ON US FINANCIALLY, LEGALLY AS WELL AS IMPACT OUR REPUTATION IN THE MARKETPLACE

As a part of our services we access customers environments, if this access led to the opportunity for a data breach by others, although remote, and if this happened and it was determined we were liable this could cause significant damage to our reputation, have an adverse impact on our results of operations as well as lead to the possibility of litigation and other financial liabilities.

Risks related to IPSA

AN INABILITY TO RETAIN IPSA’S SENIOR MANAGEMENT TEAM AND OTHER MANAGING DIRECTORS WOULD BE DETRIMENTAL TO THE SUCCESS OF IPSA’S BUSINESS.

We will rely heavily on IPSA senior management team, its practice leaders, and other staff; our ability to retain them is particularly important to IPSA’s future success. Given the highly specialized nature of IPSA’s services, the senior management team must have a thorough understanding of IPSA’s service offerings as well as the skills and experience necessary to manage an organization consisting of a diverse group of professionals. In addition, we rely on IPSA’s senior management team and other managing directors to generate and market IPSA’s business. Further, IPSA’s senior management’s and other managing directors’ personal reputations and relationships with IPSA’s clients are a critical element in obtaining and maintaining client engagements.

IPSA’S INABILITY TO HIRE AND RETAIN TALENTED PEOPLE IN AN INDUSTRY WHERE THERE IS GREAT COMPETITION FOR TALENT COULD HAVE A SERIOUS NEGATIVE EFFECT ON OUR PROSPECTS AND RESULTS OF OPERATIONS.

IPSA’s business involves the delivery of professional services and is highly labor-intensive. Its success depends largely on its ability to attract, develop, motivate, and retain highly skilled professionals. Further, IPSA must successfully maintain the right mix of professionals with relevant experience and skill sets if IPSA is to continue to grow, as it expands into new service offerings, and as the market evolves. The loss of a significant number of its professionals, the inability to attract, hire, develop, train, and retain additional skilled personnel, or failure to maintain the right mix of professionals could have a serious negative effect on IPSA, including its ability to manage, staff, and successfully complete its existing engagements and obtain new engagements.

CHANGES IN CAPITAL MARKETS, LEGAL OR REGULATORY REQUIREMENTS, AND GENERAL ECONOMIC OR OTHER FACTORS BEYOND IPSA’S CONTROL COULD REDUCE DEMAND FOR IPSA’S SERVICES, IN WHICH CASE IPSA’S REVENUES AND PROFITABILITY COULD DECLINE.

A number of factors outside of its control affect demand for IPSA’s services. These include:
•	Fluctuations in U.S. and global economies;
•	The U.S. or global financial markets and the availability, costs, and terms of credit;
•	Changes in laws and regulations; and
•	Other economic factors and general business conditions.

We are not able to predict the positive or negative effects that future events or changes to the U.S. or global economy, financial markets, regulatory and business environment could have on IPSA’s operations.

IPSA’S REPUTATION COULD BE DAMAGED AND IT COULD INCUR ADDITIONAL LIABILITIES IF IT FAILS TO PROTECT CLIENT AND EMPLOYEE DATA.

IPSA relies on information technology systems to process, transmit, and store electronic information and to communicate among its locations around the world and with its clients, partners, and employees. The breadth and complexity of this infrastructure increases the potential risk of security breaches which could lead to potential unauthorized disclosure of confidential information.

In providing services to clients, IPSA may manage, utilize, and store sensitive or confidential client or employee data, including personal data. As a result, IPSA is subject to numerous laws and regulations designed to protect this information, such as the U.S. federal and state laws governing the protection of health or other personally identifiable information and international laws such as the European Union Directive on Data Protection.

These laws and regulations are increasing in complexity and number. If any person, including any of IPSA’s employees, negligently disregards or intentionally breaches its established controls with respect to client or employee data, or otherwise mismanages or misappropriates that data, IPSA could be subject to significant monetary damages, regulatory enforcement actions, fines, and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, fraud, or misappropriation, could damage IPSA’s reputation and cause it to lose clients and their related revenue in the future.

INTERNATIONAL OPERATIONS COULD RESULT IN ADDITIONAL RISKS.

IPSA operates both domestically and internationally, including in the Middle East, Europe and Asia. IPSA intends to continue to expand internationally. These operations result in additional risks that are not present domestically and which could adversely affect IPSA’s business:
•	compliance with additional U.S. regulations and those of other nations applicable to international operations;
•	cultural and language differences;
•	employment laws and rules and related social and cultural factors;
•	losses related to start-up costs, lack of revenue, higher costs due to low utilization, and delays in purchase decisions by prospective clients;

•	currency fluctuations between the U.S. dollar and foreign currencies, which are harder to predict in the current adverse global economic climate;
•	restrictions on the repatriation of earnings;
•	potentially adverse tax consequences and limitations on our ability to utilize losses generated in IPSA’s foreign operations;
•	different regulatory requirements and other barriers to conducting business;
•	different or less stable political and economic environments;
•	greater personal security risks for employees traveling to or located in unstable locations; and
•	civil disturbances or other catastrophic events.

Further, conducting business abroad subjects IPSA to increased regulatory compliance and oversight. For example, in connection with its international operations, it is subject to laws prohibiting certain payments to governmental officials, such as the Foreign Corrupt Practices Act and the U.K. Bribery Act. The provisions of the U.K. Bribery Act may apply outside of the U.K. and due to its U.K. based subsidiaries, IPSA and its employees could be subject to liability for alleged activities involving bribery even if such activities were to take place outside of the U.K. A failure to comply with applicable regulations could result in regulatory enforcement actions as well as substantial civil and criminal penalties assessed against us and our employees.

IPSA’S FINANCIAL RESULTS COULD SUFFER IF IT IS UNABLE TO ACHIEVE OR MAINTAIN ADEQUATE UTILIZATION AND SUITABLE BILLING RATES FOR ITS CONSULTANTS.

IPSA’s profitability depends to a large extent on the utilization and billing rates of its professionals. Utilization of its professionals is affected by a number of factors, including:
•	the number and size of client engagements;
•	the timing of the commencement, completion and termination of engagements, which in many cases is unpredictable;
•	IPSA’s ability to transition its consultants efficiently from completed engagements to new engagements;
•	the hiring of additional consultants because there is generally a transition period for new consultants that results in a temporary drop in our utilization rate;
•	unanticipated changes in the scope of client engagements;
•	IPSA’s ability to forecast demand for its services and thereby maintain an appropriate level of consultants; and
•	conditions affecting the industries in which IPSA practices as well as general economic conditions.

The billing rates of IPSA’s consultants that it is able to charge are also affected by a number of factors, including:
•	clients’ perception of our ability to add value through IPSA’s services;
•	the market demand for the services IPSA provides;
•	an increase in the number of clients in the government sector;
•	introduction of new services by IPSA or its competitors;
•	competition and the pricing policies of its competitors; and
•	current economic conditions.

A SIGNIFICANT PORTION OF IPSA’S REVENUES IS DERIVED FROM A LIMITED NUMBER OF CLIENTS, AND ITS ENGAGEMENT AGREEMENTS, INCLUDING THOSE RELATED TO ITS LARGEST CLIENTS, CAN BE TERMINATED BY CLIENTS WITH LITTLE OR NO NOTICE AND WITHOUT PENALTY, WHICH MAY CAUSE ITS  OPERATING RESULTS TO BE UNPREDICTABLE.

IPSA has derived, and expect to continue to derive, a significant portion of its revenues from a limited number of clients. Its five largest clients accounted for approximately 94%, 94%, and 93% of its revenues for the years ended December 31, 2014, 2013, and 2012, respectively. IPSA’s clients typically retain it on an engagement-by-engagement basis, rather than under fixed-term contracts; the volume of work performed for any particular client is likely to vary from year to year, and a major client in one fiscal period may not require or may decide not to use our services in any subsequent fiscal period. Moreover, a large portion of new engagements comes from existing clients. Accordingly, the failure to obtain new large engagements or multiple engagements from existing or new clients could have a material adverse effect on the amount of revenues IPSA generates. In addition, almost all engagement agreements can be terminated by its clients with little or no notice and without penalty.

IPSA’S ENGAGEMENTS COULD RESULT IN PROFESSIONAL LIABILITY, WHICH COULD BE VERY COSTLY AND HURT OUR REPUTATION.

IPSA’s engagements typically involve complex analyses and the exercise of professional judgment. As a result, IPSA is subject to the risk of professional liability. Litigation alleging that IPSA performed negligently or breached any other obligations could expose it to significant legal liabilities and, regardless of outcome, is often very costly, could distract management, could damage its reputation, and could harm its financial condition and operating results.

CONFLICTS OF INTEREST COULD PRECLUDE IPSA FROM ACCEPTING ENGAGEMENTS, THEREBY CAUSING DECREASED UTILIZATION AND REVENUES.

IPSA provides services that usually involve sensitive client information. IPSA’s engagement agreement with a client or other business reasons may preclude it from accepting engagements from time to time with its clients’ competitors or adversaries. As IPSA grows its operations and the complement of consulting services, the number of conflict situations may continue to increase. Moreover, in industries in which IPSA provides services, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of companies that may seek IPSA’s services and increase the chances that IPSA will be unable to accept new engagements as a result of conflicts of interest. If IPSA is unable to accept new engagements for any reason, its consultants may become underutilized, which would adversely affect IPSA’s revenues and results of operations in future periods.

Risks Related to Our Stock

THE MARKET FOR OUR COMMON STOCK IS LIMITED.

Our common stock is thinly-traded and any recently reported sales price may not be a true market-based valuation of our common stock. There can be no assurance that an active market for our common stock will develop.  In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to operating performance.  Consequently, holders of shares of our common stock may not be able to liquidate their investment in our shares at prices that they may deem appropriate.

OUR EXISTING PREFERRED STOCK HAS LIQUIDATION PREFERENCES THAT COULD ADVERSELY AFFECT OUR COMMON STOCK HOLDERS.

In the event of our dissolution, liquidation or change of control, the holders of our Series B and Series C preferred stock will receive a liquidation preference in priority to the holders of our common stock.  A consolidation or merger, a sale of all or substantially all of our assets, or a sale of 50% or more of our common stock would be treated as a change of control for this purpose.  Therefore, it is possible that holders of common stock will not obtain any proceeds upon any such event.

THE ISSUANCE OF SHARES UPON CONVERSION OF THE PREFERRED STOCK AND EXERCISE OF OUTSTANDING WARRANTS COULD CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO EXISTING STOCKHOLDERS.

The issuance of shares upon conversion of our outstanding preferred stock and exercise of warrants could result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion.

OUR COMMON STOCK IS CONSIDERED A “PENNY STOCK."

The SEC has adopted regulations that generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions.  This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors hereunder to sell their shares. Additionally, previously we were considered a “shell company” (as defined in Rule 12b-2 of the Exchange Act).  As a result, the Company will be required to continue to file current information in order for the holders of our securities to rely on Rule 144 in order to sell their restricted securities.    In addition, since our common stock is traded on the OTCQB, investors may find it difficult to obtain accurate quotations of the stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

THERE ARE RISKS ASSOCIATED WITH OUR STOCK TRADING ON THE OTCQB RATHER THAN A NATIONAL SECURITIES EXCHANGE.
There are significant consequences associated with our stock trading on the OTCQB rather than a national securities exchange. The effects of not being able to list our securities on a national securities exchange include:

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

ITEM 2.                      PROPERTIES.

We lease commercial office space for all of our offices. Our headquarters are in New York, NY and our operations office is located in Charlotte, North Carolina. Currently we lease approximately 41,500 square feet of space at all of our 16 locations, under leases that will expire between August 2015 and May 2020.

 Most of these facilities serve as sales and support offices or training facilities and vary in size, depending on the number of people employed at that office. The lease terms vary from periods of less than a year to five years and generally have flexible renewal options. We believe that our existing facilities are adequate to meet our current needs.

ITEM 3.                      LEGAL PROCEEDINGS.

As of December 31, 2014, and as of the date of this filing, the Company is not a party to any pending or threatened legal proceeding that management believes could have a material impact to the Company.

ITEM 4.                      MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND REGISTRANT’S ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market information.    Our common stock is traded on the OTCQB under the symbol “RTNB” And was traded on such market prior to December 1, 2014 under the symbol “PIMO”. The following table sets forth the range of high and low bid prices for the common stock for each of the periods indicated as reported by the OTCQB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year Ended December 31, 2014:	High $	Low $
Quarter Ended
March 31, 2014	0.68	0.51
June 30, 2014	0.86	0.51
September 30, 2014	1.16	0.83
December 31, 2014	1.59	0.85

Year Ended December 31, 2013:	High $	Low $
Quarter Ended
March 31, 2013	0.88	0.60
June 30, 2013	0.74	0.51
September 30, 2013	0.72	0.53
December 31, 2013	0.70	0.45

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

(b)  Holders.   As of March 16, 2015, there were 505 record holders of our common stock. We believe there are more owners of our common stock whose shares are held by nominees or in street name.

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

The following table provides information regarding the status of our existing equity compensation plan at December 31, 2014:

Equity Compensation Plan

Plan Category	A Number of securities to be issued upon exercise of outstanding options, warrants and rights	B Weighted-average exercise price of outstanding options, warrants and rights	C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	11,309,864 (1)	$.81	8,690,136
Equity compensation plans not approved by security holders	0	0	0
Total	11,309,864	$.81	8,690,136

(1)
The Board of Directors approved the 2008 Stock Incentive Plan in May 2008 and the stockholders approved the Plan in 2009. On August 13, 2014, the Company’s stockholders approved an amendment to the Company’s 2008 Stock Incentive Plan increasing the number of shares of Common Stock available for issuance under the Plan to 20,000,000 from 10,000,000.  The Plan reserves 20,000,000 shares of common stock for issuance, and allows the board to issue Incentive Stock Options, non-statutory Stock Options, and Restricted Stock Awards, whichever the Board or the Compensation Committee shall determine, subject to the terms and conditions contained in the Plan document.  The purpose of the Plan is to provide a method whereby selected key employees, selected key consultants, professionals and non-employee directors may have the opportunity to invest in our common stock, thereby giving them a proprietary and vested interest in our growth and performance, generating an increased incentive to contribute to our future success and prosperity, thus enhancing our value for the benefit of shareholders.  Further, the Plan is designed to enhance our ability to attract and retain individuals of exceptional managerial talent upon whom, in large measure, our sustained progress, growth, and profitability depends.

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

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis also contains forward-looking statements and should be read in conjunction with the disclosures and information contained in "Disclosures Regarding Forward-Looking Statements" and "Risk Factors" in this Annual Report on Form 10-K. References to "we," "our," "us," "the Company," or "root9B Technologies" in this Annual Report on Form 10-K refer to root9B Technologies, Inc.  “SEC” refers to the Securities and Exchange Commission.  All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31.

Results of Operations

Our results of operations for 2014, 2013, and 2012 are highlighted in the table below and discussed in the following paragraphs:
	Years Ended December 31
	2014	% of Net Revenue	2013	% of Net Revenue	2012	% of Net Revenue
Net Revenue	$20,175,488		$26,399,916		$19,472,015
Operating Expenses:
Cost of revenues	14,982,996	74.3%	20,845,516	79.0%	14,673,811	75.4%
Selling, general & administrative	11,184,909	55.4%	9,214,410	34.9%	8,186,511	42.0%
Depreciation and amortization	386,282	1.9%	380,951	1.4%	242,650	1.2%
Energy repositioning and subcontract obligation	1,162,089	5.8%	-	0.0%	-	0.0%
Total operating expenses	27,716,276	137.4%	30,440,877	115.3%	23,102,972	118.6%
Loss from Operations	(7,540,788)	-37.4%	(4,040,961)	-15.3%	(3,630,957)	-18.6%
Other Income (Expense):
Derivative (expense) income	(10,344,753)	-51.3%	2,149,951	8.1%	(894,512)	-4.6%
Adjustment to estimates recorded at acquisition	-	0.0%	431,919	1.6%	-	0.0%
Interest expense, net	(59,066)	-0.3%	(44,270)	-0.2%	(86,040)	-0.4%
Interest expense – debt discount	-	0.0%	-	0.0%	(353,656)	-1.8%
Goodwill impairment	(6,363,630)	-31.5%	(4,472,089)	-16.9%	(4,378,182)	-22.5%
Intangibles impairment	(429,394)	-2.1%	(238,803)	-0.9%	-	0.0%
Other income (expense)	301,065	1.5%	87,799	0.3%	45,698	0.2%
Total other (expense) income	(16,895,778)	-83.7%	(2,085,493)	-7.9%	(5,666,692)	-29.1%
Loss Before Income Taxes	(24,436,566)	-121.1%	(6,126,454)	-23.2%	(9,297,649)	-47.7%
Income Tax Benefit (Expense)	-	0.0%	-	0.0%	(396,000)	-2.0%
Net Income (Loss)	(24,436,566)	-121.1%	(6,126,454)	-23.2%	(9,693,649)	-49.8%
Preferred Stock Dividends	(1,597,356)	-7.9%	(1,280,408)	-4.9%	(321,218)	-1.6%
Deemed Dividend On Preferred Stock	-	0.0%	(509,184)	-1.9%	(1,160,278)	-6.0%
Net Loss Available to Common Stockholders	$(26,033,922)	-129.0%	$(7,916,046)	-30.0%	$(11,175,145)	-57.4%

Comparison of 2014 to 2013

The result of operations described below includes the Business Advisory Solutions (“BAS”) segment and the Energy Solutions (“ES”) segment for the entire years of 2014 and 2013.  We acquired root9B, LLC on November 22, 2013, and the results of operations for the Cyber Solutions (“CS”) segment are for the full year of 2014 and only the period from November 22, 2013 to December 31, 2013 is included in 2013.

Net Revenue

Total revenue for the year ended December 31, 2014 was $20,175,488 as compared to $26,399,916 for the year ended December 31, 2013, a net decrease of $6,224,428, or 23.6%.  Revenue by segment was as follows:

	Year Ended December 31st
	2014	2013	% growth

Business Advisory Solutions Revenue	$12,964,920	$14,482,476	-10.5%

Energy Solutions Revenue	$3,134,518	$11,908,690	-73.7%

Cyber Solutions Revenue	$4,076,050	$8,750	nm

Total Revenue	$20,175,488	$26,399,916	-23.6%

Business Advisory Solutions Segment

Revenue for the BAS segment for the year ended December 31, 2014 decreased 10.5% as compared to the year ended December 31, 2013.  Revenue for the BAS segment was below the Company’s plans for mid-to-high single digit revenue growth and was mainly due to a significant decline in revenue from two large customers as well as the impact of three projects that were completed during 2013 and the related revenue was not fully offset by revenue from new customers in 2014.

Energy Solutions Segment

Revenue for the ES segment for the year ended December 31, 2014 decreased 73.7% as compared to the year ended December 31, 2013.  There are two key reasons for the decline in revenue.  First, the Company had two significant contracts during 2013 that generated approximately $7.6 million of revenue and did not have similar large sized projects during 2014.  Second, the ES segment had a significant amount of revenue in 2013 related to the implementation of auto demand response (ADR) systems in California.  During 2013, the state of California altered the ADR program and incentives to corporations for implementing these type of energy saving systems and as a result the demand for this business has dropped significantly.  During 2014, the Company had no revenue from ADR systems work.  In light of the Company’s repositioning effort and strategy adjustment as well as lower than planned revenue growth in the ES segment, the energy business has changed its deliverables based on current capabilities and opportunities and will have a more narrow focus going forward on controls and automation.  Future revenue opportunities and opportunities to reduce costs are being evaluated under the Company’s new strategy.

Cyber Solutions Segment

Revenue for the CS segment for the year ended December 31, 2014, which is generated from cyber security advisory and technical services, was approximately $4,076,000, and was almost entirely incremental as compared to the year ended December 31, 2013, and is attributable to the acquisition of root9B, LLC.  The CS segment was formed upon the acquisition of root9B, LLC in November 2013, and therefore the revenue during 2013 was not significant.  During 2014, the Company invested in building up the CS segment, primarily by hiring new resources with specialized cyber security skills and extending the infrastructure.  The segment continues to ramp up and is planned to be a key revenue growth driver for the Company in 2015 and future years.

Gross Margin

Gross margin (revenue less cost of revenues, defined as all costs for billable staff for the BAS segment and cost of goods for the ES and CS segments) decreased to approximately $5,192,000 for 2014 from approximately $5,554,000 for 2013, a reduction of $362,000. The decline in gross margin was due to decreases in both the BAS and ES segments, which totaled approximately $1,550,000 and was a result of the lower revenue in both segments in 2014 as compared to 2013.  This reduction was partially offset by an increase in gross margin of $1,188,000 in the CS segment, which business was incremental in 2014 as compared to 2013.

Gross margin, as a percentage of revenue, increased to 25.7% in 2014 from 21.0% in 2013.  On a segment basis, the gross margin percentage increased in the BAS segment to 27.0% in 2014 from 25.7% in 2013 and increased in the ES segment to 18.3% in 2014 from 16.0% in 2013.  The increase in the gross margin rate was due to the impact in 2013 of low gross margin on a significant solar contract, and, in 2014 there was not a similar contract.  The gross margin rate in the ES segment was lower than planned in 2014 due to the decrease in revenue and that resulting lower revenue not covering the production related fixed overhead costs in the segment.  The gross margin rate in the CS segment was 27.6% for 2014 and was lower than planned due to the ramp up of headcount as the CS segment builds its infrastructure in anticipation of future growth.  As a result of this ramp up, all of the production resources being assembled were not deployed to projects and therefore reduced the gross margin rate.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased to $11,185,000 in 2014 from $9,214,000 in 2013, an increase of 21.4%.  As a percentage of revenue, SG&A expenses increased to 55.4% in 2014 as compared to 34.9% in 2013.  The increase in SG&A expenses as a percentage of revenue was due primarily to the reduced revenue in the ES segment, additional expenses related to the CS segment, as well as increased corporate overhead expenses.  SG&A expenses increased approximately $1,971,000 during 2014 as compared to 2013 and break out as follows: the BAS segment increased $250,000, the ES segment decreased $991,000, the CS segment increased $776,000 (primarily incremental for 2014 as compared to 2013) and Corporate Overhead increased $1,936,000.  The Company accounts and manages expenses as those directly related to a business segment and corporate overhead expenses which includes executive compensation, back office functions, such as finance and human resources, and other administrative costs.  Expenses related to these groups are discussed below.

BAS Segment

SG&A expenses in the BAS segment increased to approximately $2,085,000 in 2014 as compared to approximately $1,835,000 in 2013, an increase of $250,000 or 13.6%.  The increase is mainly attributable to increased labor costs of $247,000.  This increase in labor expenses for the BAS segment is due to a change in the classification of certain individuals from overhead to direct expenses for the BAS segment.  During the first quarter of 2014, the Company determined that the labor costs related to some BAS leadership positions, which had previously been charged to Corporate Overhead, would now be charged directly to the BAS segment.  As a result of this change, labor costs increased for the BAS segment in 2014 as compared to 2013 and were reduced for Corporate Overhead.  BAS expenses as a percentage of segment revenue increased to 16.2% in 2014 from 12.7% in 2013.

ES Segment

SG&A expenses in the ES segment decreased to approximately $1,894,000 in 2014 as compared to approximately $2,885,000 in 2013, a decrease of $991,000 or 34.3%.  The decrease is primarily attributable to reduced labor costs of $806,000.  The decrease in labor costs is due to planned reductions in the labor force due to declining revenues as well as reduced commission expense, also due to lower revenues as compared to the prior year.

CS Segment

SG&A expenses in the CS segment were approximately $1,131,000 in 2014 as compared to $355,000 in 2013.  The CS segment began operations in November 2013 when the Company acquired root9B, LLC, and therefore a majority of the expenses in 2014 are incremental as compared to 2013.  SG&A expenses during 2014 were slightly higher than planned as the Company invested in additional headcount, with specialized cyber security skill sets, as the Company prepares for anticipated growth in this segment.

Corporate Overhead

Corporate Overhead SG&A expenses increased to $6,075,000 in 2014 from $4,139,000 in 2013 (exclusive of CS segment startup expenses), an increase of $1,936,000 or 46.8%.  The main drivers of the increase were an increase in labor costs of $1,278,000 and an increase in stock option expense for employees and directors in the amount of $579,000.  The increase in labor costs was primarily due to the addition of two senior executive positions.  During January of 2014, the Company hired a senior team member who was leading the Energy Solutions group and is no longer with the Company.  Additionally, in May of 2014 a new CEO was named.  The compensation and bonus related to these two positions is incremental to 2014 as compared to 2013.  The increase in stock option expense was due to the issuance of 6,585,000 stock options to new hires, key employees and directors during 2014 as compared to 525,000 stock option issuances during 2013.  The buildup in corporate overhead has been undertaken in planning for substantial revenue growth, of which there can be no assurance.

Energy repositioning and subcontract obligation

During 2014, the Company incurred one-time charges of approximately $1,162,000 related to two items: 1) the repositioning of the Company to accentuate an increased focus and commitment to cybersecurity and regulatory risk mitigation and 2) recording a liability where the Company is a co-indemnitor with Prime Solutions, Inc. which is a subcontractor to Honeywell on a solar project, which items are explained below.

On October 17, 2014, the Company announced it would reposition the business to focus on cyber security and regulatory risk mitigation, rename the Company “root9B Technologies, Inc.”, and de-emphasize the ES segment by adjusting its focus to operate in support of the Cyber and Business Advisory segments.  As a part of this repositioning the Company has reduced headcount in the ES segment and incurred one-time expenses of $412,000 related to the headcount adjustments.

The Company is a co-indemnitor in support of surety bonds issued by Platte River Insurance on behalf of Prime Solutions for the benefit of Honeywell pursuant to Prime Solutions, Inc.’s (“Prime”) solar project located in Worcester Massachusetts (the “Prime Contract”).  The Company’s maximum liability exposure under the bond is limited to $1,412,544, if Prime were to fail to meet its contracted obligations.  On October 15, 2014, the Company determined it was probable that Prime would not be able to meet its contracted obligations under the Prime Contract and therefore the Company may have an obligation to Platte River to meet outstanding Prime Contract obligations.  The Company has recorded a one-time accrual of $650,000, which is the Company’s estimate of the most likely amount of its obligation under the co-indemnity agreement.

Other Income (Expense)

Other Income (Expense) for 2014 resulted in an expense of $16,896,000 as compared to an expense of $2,085,000 in 2013.  The components of the net expense are discussed below.

Derivative (expense) income

From May 2010 through the first quarter of 2013, the Company issued Series B Preferred Stock, Debentures, Series C Preferred Stock, 7% Convertible Redeemable Promissory Notes, and Series D Preferred Stock, all with detachable common stock purchase warrants deemed to be derivative instruments. These warrants are recorded as a derivative liability and “marked-to-market” based on fair value estimates at each reporting date.  Collectively, these derivatives were valued at an estimated fair value of $10,651,000 at December 31, 2014, with the change (increase) in value since December 31, 2013 of $10,344,000, being recognized as derivative (non-cash) expense on the statement of operations for 2014.  For the year ended December 31, 2013, the change in derivative valuation for the like period was non-cash income of $2,150,000.

Adjustment to estimates recorded at acquisition

An “adjustment to estimates recorded at acquisition” of $432,000 (a non-cash income item) related to the GHH acquisition was recorded in 2013.  The income was to record the retirement of certain escrow shares issued as part of the consideration given in the initial purchase price allocation and to remove certain liabilities assumed at the time of acquisition.  There was no similar income in 2014.

Goodwill impairment

An annual goodwill impairment evaluation for 2014 was performed by applying both the Step 1 and Step 2 tests as prescribed by FASB ASC 350. The results of the Step 1 test for the BAS segment indicated no impairment to goodwill related to this segment and Step 2 was not required.  The results for the Step 1 test for the ES segment did indicate impairment of goodwill and Step 2 was completed to determine the amount of impairment.  The Company engaged an outside firm that specializes in valuation assessments to perform the Step 1 and Step 2 tests and valuation work.  Of the $10,716,000 in goodwill that was recorded as of December 31, 2013, $6,364,000 was attributable to the ES segment.  After completion of the valuation work of the segment it was determined that the fair value of the goodwill for the ES segment was $0, resulting in a non-cash impairment charge of $6,364,000.  The impairment was due primarily to the slower than planned growth in revenue, earnings and cash flow as well as the repositioning of the Company to focus on cyber security and regulatory risk mitigation while deemphasizing the energy business.  A similar process was performed for 2013 and resulted in a goodwill impairment charge for the ES segment of $4,472,000.  This impairment was related to the timing and amounts of expected revenue, earnings and cash flow results.  See further discussion on goodwill and goodwill impairment in Note 7 to the Financial Statements.

Intangibles Impairment

As a part of the acquisitions of GHH and Ecological, both in 2012, the Company recorded intangible assets for the acquired customer lists and trade names of both companies.  The value at acquisition of these assets was $1,118,000 and they were being amortized over 5 to 7 years.  The balance at December 31, 2014 prior to impairment was $429,000.  The estimates of future revenue, income and cash flow have been reduced from prior estimates and the Company has shifted its strategy to focus on cyber security and regulatory risk mitigation while deemphasizing the energy segment.  Based on the revised strategy and estimates, we have measured the fair value of the intangible assets as of December 31, 2014 and determined the fair value for each of these intangible assets to be $0, resulting in a non-cash impairment charge of $429,000.  A similar process was performed for 2013 and resulted in an intangible asset impairment charge for the ES segment of $238,000.

Other income

Other income increased to approximately $301,000 in 2014 as compared to approximately $88,000 in 2013.  During the first quarter of 2014 the Company entered into an agreement with the landlord for the New York office under which we vacated the office space at the end of 2014, which is earlier than the lease term, and in exchange we incurred no rent expense during 2014.  As a result of this agreement, the Company recorded a gain related to the early termination of the contract of $239,248 which is included in other income in 2014.

Income Tax Benefit (Expense)

There was no income tax expense for 2014 or 2013.  The effective tax rate was 0% in 2014 and 2013.  We have deferred tax assets and liabilities attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  We have determined, at both December 31, 2014 and 2013, that it is not more likely than not that our deferred tax assets would be recoverable and, accordingly have set up a full valuation allowance for the deferred tax assets at December 31, 2014 and 2013.

Preferred Stock Dividends

The Company has three series of Convertible Preferred Stock which pay dividends at annual specified rates.  The three series are: 7% Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, which has a 7% dividend rate, and the Series D Convertible Preferred Stock, which has a 8% dividend rate.  See further discussion on the Convertible Preferred Stock in Note 11 to the Financial Statements. Dividends paid during 2014, which were paid in common stock, were valued at issuance as follows: to Series B, 98,003 shares valued at $56,372, to Series C, 603,448 shares valued at $350,000 and to Series D, 1,592,748 shares valued at $1,190,984.

Deemed Dividend on Preferred Stock

The deemed dividend on preferred stock is an amount calculated, at the time of issuance of the convertible preferred stock, by comparing the effective conversion price of the preferred stock to the market price of the Company stock.  The difference in these two amounts yields a deemed dividend on the Convertible Preferred Stock, a non-cash charge.  During 2013, the Company recorded a deemed dividend upon the issuance of Series D Preferred Convertible Stock during the first quarter in the amount of $509,000.  During 2014, there was no deemed dividend recorded.

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

Net Revenue

Total revenue for the year ended December 31, 2013 was $26,399,916 as compared to $19,472,015 for the year ended December 31, 2012, a net increase of $6,927,901, or 35.6%.  Revenue by segment was as follows:

	Year Ended December 31st
	2013	2012	% growth

Business Advisory Solutions Revenue	$14,482,476	$16,524,648	-12.4%

Energy Solutions Revenue	$11,908,690	$2,947,367	304.0%

Cyber Solutions Revenue	$8,750	-	nm

Total Revenue	$26,399,916	$19,472,015	35.6%

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

ES Segment

SG&A expenses in the ES segment increased to $2,885,000 in 2013 as compared to $2,096,000, an increase of $790,000 or 2.1%.  The ES segment is made up of the operations from the GHH acquisition (completed in March 2012) and operations from the Ecological acquisition (completed in December 2012).  Ecological had no operations in 2012 and was operating for the full year in 2013 and, as such, the associated SG&A expenses of $929,000 in 2013 was completely incremental as compared to 2012.  SG&A expenses for the ES segment, absent the impact from Ecological, were $1,957,000 in 2013 as compared to $2,096,000, a decrease of $139,000.  The decrease is attributable to reduced professional fees of $531,000, which were offset by increases to labor costs of approximately $146,000, travel expenses in the amount of $26,000 and an increase in bad debt expense of $198,000.  The decrease in professional fees is due to a significant amount of expense in 2012 related to the acquisition and integration of GHH that was not repeated in 2013.  The increases in labor and travel were planned and a part of the growth strategy for GHH.  The increase in bad debt expense is due to a reserve set up against amounts due from a customer related to a single contract, the Subcontract Agreement mentioned in the net revenue discussion above.  The work related to the Subcontract Agreement was completed in 2013 and resulted in a receivable of $945,378 as of December 31, 2013 which was past due.  We have been in contact with the customer, who has liquidity issues, and have arrived at an agreement regarding payment of the open account over time.  At December 31, 2013 we expected that we would ultimately be paid in full, due to the risk posed by our customer’s weak financial position, we reserved $198,000 against the receivable as bad debt expense.

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

Adjustment to estimates recorded at acquisition

An “adjustment to estimates recorded at acquisition” of $432,000 (a non-cash income item) related to the GHH acquisition was recorded in 2013.  The income, which was not present in the same period in the prior year, was to record the retirement of certain escrow shares issued as part of the consideration given in the initial purchase price allocation and to remove certain liabilities assumed at the time of acquisition.

Goodwill impairment

An annual goodwill impairment evaluation for 2013 was performed by applying both the Step 1 and Step 2 tests as prescribed by FASB ASC 350. The results of the Step 1 test for the BAS segment indicated no impairment to goodwill related to this segment and Step 2 was not required.  The results for the Step 1 test for the ES segment did indicate impairment of goodwill and Step 2 was completed to determine the amount of impairment.  The Company engages an outside firm that specializes in valuation assessments to perform the Step 1 and Step 2 tests and valuation work.  Of the $13,153,000 in goodwill that was recorded as of December 31, 2012, $10,836,000 was attributable to the ES segment.  After completion of the valuation work of the segment it was determined that the fair value of the goodwill for the ES segment was $6,364,000, resulting in a non-cash impairment charge of $4,472,000.  The impairment is due primarily to the slower than planned growth in revenue, earnings and cash flow.  The Company had built a strategy for the ES segment and worked to integrate the acquisitions of GHH and Ecological and believed it was well positioned to deliver strong growth and returns from the segment.  However, the growth to date had been slower than planned, partially due to integration and development of the segment and partially due to some delays in the effectiveness of certain regulatory requirements which had delayed anticipated revenue (specifically, related to Local Law 87 in New York which required energy related retrofit work on buildings based on energy audits has been pushed out from the dates we had originally planned).  These factors were considered in the valuation work and resulted in the impairment amount.  A similar process was performed for 2012 and resulted in a goodwill impairment charge for the ES segment of $4,378,000.  This impairment was related to the GHH acquisition and timing and amounts of expected revenue, earnings and cash flow results.  See further discussion on goodwill and goodwill impairment in Note 7 to the Financial Statements.

Intangibles Impairment

As a part of the acquisition of Ecological in December 2012, the Company recorded an intangible asset for the acquired customer list from Ecological.  The value at acquisition was determined based on estimates that included customer retention rates and future revenue from these customers.  The value at acquisition $527,000 and is being amortized over 5 years.  The balance at December 31, 2013 prior to impairment was $421,000.  Customer retention rates had been as planned and remained very high.  However, the estimates of revenue from these customers had come in lower than planned as of December 31, 2013.  We have measured the fair value of the intangible asset, with lower revenue assumptions, and as of December 31, 2013 determined the fair value to be $182,000, resulting in a non-cash impairment charge of $239,000.  We engaged an outside firm that specializes in valuation work to perform the valuation assessment.

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

Deemed Dividend on Preferred Stock

The deemed dividend on preferred stock is an amount calculated, at the time of issuance of the convertible preferred stock, by comparing the effective conversion price of the preferred stock to the market price of the Company stock.  The difference in these two amounts yields a deemed dividend on the Convertible Preferred Stock, a non-cash charge.  During 2013 the Company recorded a deemed dividend upon the issuance of Series D Preferred Convertible Stock during the first quarter in the amount of $509,000.  During 2012, the Company recorded deemed dividends upon the issuance of Series D Preferred Convertible Stock during the fourth quarter in the amount of $1,160,000.

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

Derivative Warrant Liability

The Company evaluates warrants issued in connection with debt and preferred stock issuances to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for.  This accounting treatment requires that the carrying amount of any embedded derivatives be marked-to-market at each balance sheet date and carried at fair value.  In the event that the fair value is recorded as a liability, the change in the fair value during the period is recorded in the Statement of Operations as either income or expense. Upon conversion or exercise, the derivative liability is marked to fair value at the conversion date and then the related fair value is reclassified to equity.  The fair value at each balance sheet date and the change in value for each class of warrant derivative is disclosed in detail in Note 11 to the Financial Statements.

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

Our only derivative instruments are detachable (or “free-standing”) common stock purchase warrants issued in conjunction with debt or preferred stock. We estimate fair values of these derivatives (and related embedded beneficial conversion features) utilizing Level 2 inputs for all classes of warrants issued, other than one class, Series C Preferred Stock. Other than the Series C Preferred Stock warrants, we use the Black-Scholes option valuation technique as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, and risk free rates) necessary to fair value these instruments, for they do not contain material “down round protection” (otherwise referred to as “anti-dilution” and “full ratchet” provisions). For the warrants directly related to the Series C Preferred Stock, the warrant contracts contain “Down Round Protections” and the “Black-Scholes” option valuation technique does not, in its valuation calculation, give effect for the additional value inherently attributable to the warrant having the “Down Round Protection” mechanisms in its contractual arrangement.

However, additional valuation models and techniques have been developed and are widely accepted that take into account the additional value inherent in “Down Round Protection.” These techniques include “Modified Binomial”, “Monte Carlo Simulation” and the “Lattice Model.” The “core” assumptions and inputs to the “Binomial” model are the same as for “Black-Scholes”, such as trading volatility, remaining term to maturity, market price, strike price, and risk free rates; all Level 2 inputs.  Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable. However, a key input to a “Binomial” model (in our case, the “Monte Carlo Simulation”, for which we engage an independent valuation firm to perform) is the probability of a future capital raise.  By definition, this input assumption does not meet the requirements for Level 1 or Level 2 outlined above; therefore, the entire fair value calculation is deemed to be Level 3 under accounting requirements due to this single Level 3 assumption. This input to the Monte Carlo Simulation model, was developed with significant input from management based on its knowledge of the business, current financial position and the strategic business plan with its best efforts.

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

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740 Income Taxes.  Under FASB ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The Company regularly assesses the likelihood that its deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income.  To the extent that the Company believes any amounts are not more likely than not to be realized through the reversal of the deferred tax liabilities and future income, the Company records a valuation allowance to reduce its deferred tax assets.  In the event the Company determines that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in an adjustment to earnings in the period such determination is made.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted.  The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Going Concern (“ASU 2014-15”). ASU 2014-15 provides GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The standard will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Upon adoption the Company will use the guidance in ASU 2014-15 to assess going concern.

Since January 1, 2013, there have been several new accounting pronouncements and updates to the Accounting Standards Codification.  Each of these updates has been reviewed by Management who does not believe their adoption has had or will have a material impact on the Company’s financial position or operating results.

Executive Compensation Agreements

We have executive compensation agreements with 2 original executives. We own two separate life insurance policies (Flexible Premium Multifunded Life), each with a face amount of $3,000,000. We pay all scheduled monthly premiums and retain all interests in each policy. If an insured employee were to die, we would pay the employee’s designated beneficiary an annual survivor’s benefit of $300,000 per year for 10 consecutive years after the employee’s death.

Employee Benefit Plan

We have a 401(k) plan that covers substantially all employees. Plan participants can make voluntary contributions of up to 15% of compensation, subject to certain limitations, and we match a portion of employee contributions. Total contributions to the plan for the years ended December 31, 2014 and 2013 were approximately $51,292 and $62,007 respectively, not including forfeitures that are applied to the contributions by the Company.

Financial Condition and Liquidity

As of December 31, 2014, we had cash and cash equivalents of $765,000, compared to $7,004,000 at December 31, 2013, a decrease of $6,239,000.  The decrease is primarily attributable to the net use of cash in operations for the year ended December 31, 2014 of $5,534,000 and reduction of the outstanding balance on the line of credit in the amount of $2,721,000, which were offset by the proceeds of $1,800,000 from the issuance of the 10% convertible notes.  The Company decided not to renew the line of credit when it came due in July 2014 and paid off the outstanding balance on July 3, 2014.  After financings in the first quarter of 2015 (see below), our cash position has increased and outstanding cash and cash equivalents at March 16, 2015 was approximately $6.2 million.

Overall, our revenues were down during 2014, compared to revenues for the same period a year ago, by $6,224,000, or 23.5%.  The primary cause of this reduction in our revenues was a significant reduction in activity experienced in our Energy Services segment, and a reduction in revenues of our Business Advisory Solutions group also contributed to a decrease in overall revenues. We have evaluated all of our lines of business both from a historical performance perspective as well as looking at opportunities for future growth.  As a result of this evaluation we have launched the repositioning of the Company and adjustment of the Company’s strategy.  The repositioning effort included a change of the business to focus on cyber security and regulatory risk mitigation, renaming the Company “root9B Technologies, Inc.”, and de-emphasizing the Energy Solutions segment by adjusting its focus to operate in support of the Cyber Solutions and Business Advisory Solutions segments.  In addition, our SG&A expenses have substantially increased although our revenues have been declining, as we invest in infrastructure and support for future growth.

The consequence of the downturn in our revenues and increase in our expenses is significant liquidity pressures.

The goal of the Company from a liquidity perspective is to use operating cash flows to fund day to day operations.  In both 2014 and 2013, we have not met this goal as cash flow from operations has been a net use of $5.5 million and $3.2 million, respectively.  The Company is taking steps to try to improve its liquidity going forward by executing on its repositioning and strategy adjustment, focusing on the areas of the business with the most opportunity for revenue growth and continuing to manage costs.  In addition, the Company expects the acquisition of IPSA International will enhance operations, of which there can be no assurance.  Additionally, we continue to explore various financing alternatives to provide additional liquidity.  In February and March of 2015, we closed on approximately $7,400,000 and $4,000,000, respectively, of additional financing, which proceeds were partially used for the acquisition of IPSA International and will also provide relief for near term liquidity pressures.  We will need significant additional financing to carry out our repositioning plan and assure future operations and there can be no assurance that we will be able to obtain the same, or if obtained, on terms favorable to the Company.

Working capital was $(1,607,000) and $4,177,000, at December 31, 2014 and 2013, respectively, a decrease of $5,784,000.  The decrease results primarily from the decrease in cash from operations of $5,534,000.  The recent closing of additional financing in the amount of $11,400,000 has provided additional liquidity and improved our working capital position from that at December 31, 2014.

 Non-current liabilities at December 31, 2014 are $10,740,000, and primarily consist of a derivative liability related to the current valuation of outstanding common stock purchase warrants, of $10,651,000, which is a non-cash liability. Stockholders’ Equity (Deficit) was $(5,548,000) at December 31, 2014, compared to a balance at December 31, 2013 of $16,922,000 (representing 68.9% of total assets).

Line of Credit

The Company closed on an asset based revolving line of credit on July 5, 2013 with a financial institution, increasing the borrowing base to 80% of eligible receivables or $3,000,000. In accordance with this facility, the Company was required to maintain a compensating balance of $3 million on account at this financial institution.  However, the loan terms included a release provision on the compensating balance, reducing it as the Company met net operating income thresholds set forth in the loan agreement. As the line of credit required a compensating balance for the full amount of the line, effectively providing the Company with no additional liquidity, the Company decided not to renew the facility when it came due in July 2014 and paid off the outstanding balance on July 3, 2014.

Cash Flows from Operating Activities

During the year ended December 31, 2014, net cash used in operating activities was $5,534,000 as compared to net cash used in operating activities of $3,160,000 during the year ended December 31, 2013, an increase of $2,374,000.  The net cash used during 2014 was computed based on: i) the net loss of $24,437,000, ii) decreased by the non-cash charges for derivative expense, stock option expense and impairment of goodwill and intangible assets of $10,345,000, $795,000, and $6,793,000, respectively, iii) the increase in accounts payable and accrued expenses of $402,000, iv) the increase in accounts receivable of $290,000 and v) the increase in billings in excess of costs and estimated earnings of $435,000.

Cash Flows from Investing Activities

Cash used in investing activities during the 2014 was $244,000 from net purchases of property and equipment.  During 2014, the Company acquired 3 cyber security software products in exchange for the issuance of 900,000 stock options.  The stock options vest immediately and were valued at approximately $217,000.  The acquisition of the software was a non-cash transaction and addition to Property and Equipment on the Consolidated Balance Sheet as of December 31, 2014.

Cash Flows from Financing Activities

Cash used from financing activities of $461,000 for 2014 was due to the net payments made to reduce the balance outstanding on the line of credit of $2,721,000 offset by proceeds from the exercise of warrants of $462,000 and proceeds of $1,800,000 from the issuance of 10% convertible notes.

The following table represents the Company’s most liquid assets:

	2014	2013
Cash and cash equivalents	$765,099	$7,003,773
Marketable securities	38,863	36,510
Investment in cost method investee	100,000	100,000
	$903,962	$7,140,283

We are actively exploring additional sources of financing as we expect we will need to raise additional funds in order to fund operations.  Without substantial additional financing, the Company will not be able to continue operating in the manner that is presently in place, and would have to reduce operations and/or restructure selling, general and administrative expenses.  A financing for approximately $11,400,000 of net proceeds has been completed subsequent to December 31, 2014 and those proceeds were partially used to fund the acquisition of IPSA International, Inc. as well as to relieve short term liquidity pressures.

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

Outlook

In the latter half of 2014, the Company launched and announced the repositioning of the Company’s business and adjustment to its strategy to focus on cybersecurity and regulatory risk mitigation.  Effort on the strategic and structural changes to the Company continue.  In support of this strategy, in February 2015, the Company acquired IPSA International and expanded capabilities related to regulatory risk mitigation as discussed previously in “Other Developments”. This strategic change in focus is driven by several factors: 1) our expertise, capabilities and proprietary solutions in the cyber security sector, 2) the growing opportunity related to cyber security, regulation and risk as indicated above, and 3) our overall ineffectiveness related to our targeted energy solutions.  We believe the demand for cyber security expertise and solutions will grow substantially and that this will continue to cause change related to solutions and regulation.  root9B, our cyber security segment is differentiated in four ways.  First, we have attracted many of the country’s most highly recognized subject matter experts, most of whom have served within the National Security Agency.  Second, root9B has proprietary hardware and software designed to combat the new methodologies being utilized by state-sponsored and sophisticated individual hackers.  Third, root9B utilizes an advanced integrated strategy known as active adversarial pursuit that employs HUNT capabilities, in which cyber threats are identified before or during an attack rather than discovering the attack after it has taken place.  We believe this approach represents a game changer in cyber defense.  During 2015 we are building an Adversarial Pursuit Operations Center to expand our ability to deliver these services as well as continuing to develop our proprietary products.  Fourth, root9B is known for its training curriculum and capabilities regarding cyber security.  The ongoing trend regarding cyber security is also moving into the regulatory/compliance arena beyond what it has traditionally been.  We see these trends being a good fit for our business model although we cannot assure that we can fully take advantage of the same.

Contractual Obligations

As of December 31, 2014, our contractual obligations consisted of the following lease and other contractual obligations:

2015	$758,579
2016	$598,314
2017	$555,867
2018	$247,169
2019	$188,275
The leases cover office premises and leased vehicles.  Of these leases, a total of $9,701 is allocated for vehicle leases and $2,292,711 is for office premises. Non-cancellable contracts with talent acquisition search engines account for $56,110 of the obligations.  The above schedule of contractual obligations does not include dividends on preferred stock as they have not been declared and, further, at the Company’s option may be paid in shares of the Company’s common stock.  We have several employment agreements in place with key management which are in the normal course and have not been included in the above table.

Off-Balance-Sheet Arrangements

The 7% Series B Convertible Preferred Stock accrues 7 percent per annum dividends. Dividends are payable annually in arrears.  At December 31, 2014, $56,372 of dividends has accrued on these shares, respectively.  However, they are unrecorded on the Company’s books until declared. On January 16, 2015, we declared dividends on our Convertible Series B Preferred Stock and we paid the dividends in shares of our common stock.  On January 16, 2015, we issued 36,369 shares of our common stock to the 7% Series B Convertible Preferred Stockholders.

The 7% Series C Convertible Preferred Stock accrues 7 percent per annum dividends. Dividends are payable annually in arrears. At December 31, 2014, $350,000 of dividends has accrued on these shares. However, they are unrecorded on our books until declared. On January 16, 2015, we declared dividends on our 7% Series C Convertible Preferred Stock and we paid the dividends in shares of our common stock.  On January 16, 2015, we issued 225,807 shares of our common stock to the 7% Series C Convertible Preferred Stockholders.

As of December 31, 2014, and during the prior year then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were effective at December 31, 2014.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and includes those policies and procedures that:

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

Management, with the participation of the CEO, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – 2013 Integrated Framework. Based on the above, our management, with the participation of the CEO, concluded that as of December 31, 2014, our internal control over financial reporting was effective.

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

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our definitive proxy statement relating to our 2015 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 11.                      EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive proxy statement relating to our 2015 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive proxy statement relating to our 2015 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive proxy statement relating to our 2015 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement relating to our 2015 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

The following exhibits are filed as a part of, or incorporated by reference into, this report.

No.	Description

2.1
Agreement and Plan of Merger dated February 6, 2015, between the Registrant, IPSA International Services Inc, a Delaware corporation and IPSA International Inc a Nevada corporation (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of the Registrant filed with the Commission on February 10, 2015).

3.1	Certificate of Incorporation filed with the state of Delaware on June 21, 2011. (incorporated by reference to exhibit 3.1 to Form 10-K of the Registrant filed with the Commission on March 30, 2012).

3.2	Restated and amended bylaws (incorporated by reference to exhibit 3.1 to Form 8-K of the registrant filed with the Commission on February 1, 2011).

3.3
Amended Certificate of Incorporation filed with the state of Delaware on April 30, 2012. (incorporated by reference to exhibit 3.1 to Form 8-K of the Registrant filed with the Commission on April 30, 2012).

3.3
Amended Certificate of Incorporation filed with the state of Delaware on August 28, 2014. (incorporated by reference to exhibit 3.1 to Form 8-K of the Registrant filed with the Commission on August 28, 2014).

3.4
Amended Certificate of Incorporation filed with the state of Delaware on November 24, 2014. (incorporated by reference to exhibit 3.1 to Form 8-K of the Registrant filed with the Commission on December 1, 2014).

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

10.5
Form of Warrant, Subscription Agreement, and Promissory Note by and between the Registrant and the Convertible Note holders (incorporated by reference to Exhibit 4.1, 10.1 and 10.2 to Current Report on Form 8-K of the Registrant filed with the Commission on October 23, 2014).

10.6
Employment Agreement between the Registrant and Joseph Grano dated May 20, 2014 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Registrant filed with the Commission on May 22, 2014).

10.7
Employment Agreement between Registrants subsidiary IPSA International and Dan Wachtler dated February 9, 2015 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of the Registrant filed with the Commission on February 10, 2015).

10.8
Form of Warrant, Securities Purchase Agreement, and Pledge Agreement by and between the Registrant and the accredited investor (incorporated by reference to Exhibit 4.1, 10.4 and 10.5 to Current Report on Form 8-K of the Registrant filed with the Commission on February 10, 2015).

10.9
Form of Warrant, Securities Purchase Agreement, and Pledge Agreement by and between the Registrant and the accredited investor (incorporated by reference to Exhibit 4.1, 10.4 and 10.5 to Current Report on Form 8-K of the Registrant filed with the Commission on February 17, 2015).

10.10
Form of Warrant and Securities Purchase Agreement by and between the Registrant and the accredited investors (incorporated by reference to Exhibit 4.1, and 10.4 to Current Report on Form 8-K of the Registrant filed with the Commission on March 16, 2015).

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

PREMIER ALLIANCE GROUP, INC.

Date: March 30, 2015	By:	/s/ Joseph J. Grano, Jr. .
Joseph J. Grano, Jr., Chief Executive Officer
Date: March 30, 2015	By:	/s/ Kenneth T. Smith .
Kenneth T. Smith, Chief Financial Officer and Principal Accounting Officer

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Signature

/s/ Joseph J. Grano Jr	/s/ Gregory C Morris
Joseph J. Grano, Jr. – Director, Chairman	Gregory C. Morris – Director
March 30, 2015	March 30, 2015

/s/ Isaac Blech
Isaac Blech – Director	Harvey Pitt – Director
March 30, 2015	March 30, 2015

/s/ Kevin Carnahan	/s/ Anthony Sartor
Kevin Carnahan – Director	Anthony Sartor – Director
March 30, 2015	March 30, 2015

/s/ John Catsimatidis	/s/ Cary W Sucoff
John Catsimatidis – Director	Cary W. Sucoff - Director
March 30, 2015	March 30, 2015

/s/ Wesley Clark	/s/ Seymour Siegel
Wesley Clark – Director	Seymour Siegel - Director
March 30, 2015	March 30, 2015

/s/ Patrick Kolenik	/s/ Daniel Wachtler
Patrick Kolenik – Director	Daniel Wachtler – Director
March 30, 2015	March 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of root9B Technologies, Inc. and subsidiaries
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of root9B Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP

Charlotte, North Carolina
March xx, 2015

(F-1)
See Notes to Financial Statements

ROOT9B TECHNOLOGIES, INC.
BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

	December 31,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash	$765,099	$7,003,773
Accounts receivable, net	3,078,604	2,788,209
Marketable securities	38,863	36,510
Cost and estimated earnings in excess of billings	731,709	1,018,141
Prepaid expenses and other current assets	384,223	160,480

Total current assets	4,998,498	11,007,113

Construction in Progress - at cost	-	859,161

Property and Equipment - at cost less accumulated depreciation	1,748,631	593,025

OTHER ASSETS:

Goodwill	4,352,177	10,715,807
Intangible assets - net	151,623	803,493
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers' life insurance	338,214	416,265
Deposits and other assets	175,497	74,045

Total other assets	5,117,511	12,109,610

TOTAL ASSETS	$11,864,640	$24,568,909

(F-2)
See Notes to Financial Statements

	December 31,	December 31,
	2014	2013
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Notes payable	$1,670,765	$2,721,239
Current portion of long-term debt	1,500	3,846
Accounts payable	1,306,578	2,227,840
Billings in excess of costs and estimated earnings	991,254	556,545
Accrued expenses and other current liabilities	2,634,903	1,320,448

Total current liabilities	6,605,000	6,829,918

NONCURRENT LIABILITIES:

Long term debt - net of current portion	3,926	5,426
Derivative liability	10,651,239	726,993
Deferred tax liability	85,000	85,000

Total noncurrent liabilities	10,740,165	817,419

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, $.001 par value, 4,985,000 authorized, no shares issued or outstanding at December 31, 2014 and December 31, 2013.	-	-
Class B convertible preferred stock, no liquidation preference $.001 par value, 2,000,000 shares authorized, 1,080,000 and 1,160,000 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively.	1,080	1,160
Class C convertible preferred stock, $.001 par value, 2,500,000 shares authorized, 2,380,952 shares issued and outstanding at December 31, 2014 and 2013, respectively.	2,381	2,381
Class D convertible preferred stock, $.001 par value, 15,000 shares authorized, 0 and 13,376 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively.	-	13
Common stock, $.001 par value, 125,000,000 shares authorized, 48,670,144 and 27,465,836 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively.	48,670	27,466
Additional paid-in capital	42,803,888	39,193,174
Accumulated deficit	(48,336,544)	(22,302,622)
Total stockholders' equity (deficit)	(5,480,525)	16,921,572

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,864,640	$24,568,909

(F-3)
See Notes to Financial Statements

ROOT9B TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	December 31, 2014	December 31, 2013
NET REVENUE	$20,175,488	$26,399,916

OPERATING EXPENSES:
Cost of revenues	14,982,996	20,845,516
Selling, general and administrative	11,184,909	9,214,410
Depreciation and amortization	386,282	380,951
Energy repositioning and subcontract obligation	1,162,089	-

Total operating expenses	27,716,276	30,440,877

LOSS FROM OPERATIONS	(7,540,788)	(4,040,961)

OTHER INCOME (EXPENSE):
Derivative (expense) income	(10,344,753)	2,149,951
Goodwill impairment	(6,363,630)	(4,472,089)
Intangibles impairment	(429,394)	(238,803)
Adjustment to estimates recorded at acquisition	-	431,919
Interest expense, net	(59,066)	(44,270)
Other income (expense)	301,065	87,799

Total other (expense) income	(16,895,778)	(2,085,493)

LOSS BEFORE INCOME TAXES	(24,436,566)	(6,126,454)

INCOME TAX BENEFIT (EXPENSE)	-	-

NET LOSS	(24,436,566)	(6,126,454)

PREFERRED STOCK DIVIDENDS	(1,597,356)	(1,280,408)
DEEMED DIVIDEND ON PREFERRED STOCK	-	(509,184)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(26,033,922)	$(7,916,046)

Net loss per share:
Basic	(0.86)	(0.33)
Diluted	(0.86)	(0.33)
Weighted average number of shares:
Basic	30,345,422	24,052,686
Diluted	30,345,422	24,052,686

(F-4)
See Notes to Financial Statements

ROOT9B TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Class B		Class C		Class D				Additional	Retained Earnings	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid -In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2012	1,160,000	$1,160	2,380,952	$2,381	7,796	$ 8	22,331,687	$22,332	$30,805,827	$(14,386,539)	$16,445,169
Issuance of preferred stock, net of issuance costs					6,080	6			5,452,144		5,452,150
Record the derivative liability associated with the issuance of the preferred stock									(401,785)		(401,785)
Deemed dividend on preferred stock									509,184	(509,184)	--
Issuance of common stock as dividends on Preferred B, C and D stock							1,850,452	1,850	1,278,558	(1,280,408)	--
Stock warrants issued for services									5,786		5,786
Stock options issued for services rendered									188,016		188,016
Conversion of 925 shares of Preferred D stock to common stock					(500)	(1)	1,000,000	1,000	(1,000)
Issuance of Common Stock							308,000	308	208,032		208,340
Retirement of escrowed Common Stock related to GHH acquisition							(266,238)	(266)	(239,348)		(239,614)
Issuance of Common Stock in Root9B Acquisition							2,241,935	2,242	1,387,758		1,390,000
Net Loss										(6,126,454)	(6,126,454)
Rounding									2	(37)	(36)
Balance at December 31, 2013	1,160,000	$1,160	2,380,952	$2,381	13,376	$13	27,465,836	$27,466	$39,193,174	$(22,302,622)	$16,921,572

(F-5)
See Notes to Financial Statements

ROOT9B TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(Continued)

	Class B		Class C		Class D				Additional	Retained Earnings	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid -In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance at December 31, 2013	1,160,000	$1,160	2,380,952	$2,381	13,376	$ 13	27,465,836	$27,466	$39,193,174	$(22,302,622)	$ 16,921,572
Deemed dividend on preferred stock
Issuance of common stock as dividends on Preferred B, C and D stock							2,294,487	2,294	1,595,062	(1,597,356)	--
Stock warrants issued for services									28,259		28,259
Stock options issued for assets and services rendered									983,305		983,305
Conversion of Preferred D stock to common stock					(13,376)	(13)	18,001,392	18,001	(17,988)		--
Conversion of Preferred B stock to common stock	(80,000)	(80)					80,000	80			--
Exercise of stock warrants							795,095	795	437,755		438,550
Exercise of stock options							33,334	34	23,301		23,335
Reclassification of derivative warrant liability to equity									420,507		420,507
Issuance of stock warrants in connection with 10% Convertible Notes									140,513		140,513
Net Loss										(24,436,566)	(24,436,566)
Balance at December 31, 2014	1,080,000	$1,080	2,380,952	$2,381	--	--	48,670,144	$48,670	$42,803,888	$(48,336,544)	$ (5,480,525)

(F-6)
See Notes to Financial Statements

ROOT9B TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net Income (loss)	$(24,436,566)	$(6,126,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	386,282	380,951
Amortization of debt discount	11,278
Decrease (increase) in cash surrender value of officers' life insurance	78,051	(50,435)
(Income) loss from change in value of derivatives	10,344,753	(2,149,951)
Stock option / warrant compensation expense	794,901	193,802
Adjustment to estimates recorded at acquisition	-	(431,919)
Impairment of goodwill and intangible assets	6,793,024	4,710,892
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(290,395)	126,918
Increase in marketable securities	(2,353)	(5,403)
Decrease (increase) in costs and estimated earnings in excess of billings	286,432	(656,283)
Increase in prepaid expenses	(223,743)	(3,586)
Increase in deposits and other assets	(101,452)	(18,616)
Increase in accounts payable and accrued expenses	390,847	914,073
Increase (decrease) in billings in excess of costs and estimated earnings	434,709	(43,726)
Net cash used in operating activities	(5,534,232)	(3,159,737)

Cash flows from investing activities:
Cash paid for construction in progress	-	(859,161)
Cash paid in acquisitions	-	(347,886)
Cash acquired in acquisitions	-	82,352
Purchases of property and equipment, net	(243,587)	(41,703)
Net cash used in investing activities	(243,587)	(1,166,398)

Cash flows from financing activities:
Issuance of Class D preferred stock	-	5,452,150
Warrants and Options Exercised	461,884	-
Net payments on long-term debt	(1,500)	-
Issuance of Convertible Notes and Warrants	1,800,000	-
Net proceeds (payments) of Notes Payable	(2,721,239)	1,406,656
Net cash (used) provided by financing activities	(460,855)	6,858,806

Net (decrease) increase in cash	(6,238,674)	2,532,671

Cash - beginning of period	7,003,773	4,471,102

Cash - end of period	$765,099	$7,003,773

(F-7)
See Notes to Financial Statements

ROOT9B TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	2014	2013

Cash payments for:
Interest	$44,066	$44,270

Income taxes	$0	$0

Summary of non-cash investing and financing activities:
Reclassification of Derivative warrant liability to equity	$420,507	$0

Stock options issued for assets purchased	$216,663	$0

Issuance of 2,241,935 shares of common stock in Root9B Acquisition	$0	$1,390,000

Issuance of 308,000 shares of common stock	$0	$208,340

(F-8)
See Notes to Financial Statements

ROOT9B TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 1 - Description of Business and Summary of Significant Accounting Policies:

Description of Business

We are a provider of Cyber Security, Regulatory Risk Mitigation and Energy Solutions delivering technology and advisory services. We help clients in diverse industries improve performance, comply with complex regulations, reduce costs, leverage and integrate technology, and stimulate growth. We team with our clients to deliver sustainable and measurable results. Our primary focus is using our expertise on issues related to three key areas for customers; (i) cyber security, (ii) regulatory risk mitigation, and (iii) energy usage and strategy initiatives.  We work with our customers to assess, design, and provide customized advice and solutions that are tailored to address each client’s particular needs. We provide solutions and services to a wide variety of organizations including Fortune 500 companies, medium-sized businesses and governmental entities.

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

      Accounts receivable:

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses, if any.  At December 31, 2014 and 2013, the allowance for doubtful accounts was $356,597 and $252,864, respectively.

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

(F-9)

the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated period of benefit, ranging from two to eight years.

        Intangible asset impairment testing:

Our goodwill impairment testing is calculated at the reporting unit level. Our annual impairment test has two steps. The first identifies potential impairments by comparing the fair value of the reporting unit with its carrying value.  If the fair value exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied fair value of goodwill is less than the carrying amount, a write-down is recorded.

The impairment test for the other intangible assets is performed by comparing the carrying amount of the intangible assets to the sum of the undiscounted expected future cash flows whenever events or circumstances indicate that an impairment may have occurred. If the sum of the future undiscounted cash flows is less than the carrying amount of the intangible asset or to its related group of assets, an impairment charge is recorded to the extent that the carrying amount of the intangible asset exceeds its fair value.

We predominately use a discounted cash flow model derived from internal budgets and forecasts in assessing fair values for our impairment testing.  Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures, and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flows is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair values. In the event that management determines that the value of intangible assets have become impaired using this approach, we will record an accounting charge for the amount of the impairment.  The Company also engages an independent valuation expert to assist it in performing the valuation and analysis of fair values of goodwill and intangibles.

The Company’s annual goodwill impairment testing date is October 1 of each year.  The Company recorded the results of the impairment testing for 2014 and 2013 as of September 30, 2014 and December 31, 2013, respectively.  In determining impairment charges, the Company uses various valuation techniques using both the income approach and market approach at each reporting unit in accordance with FASB ASC 350. During 2014, the Company recorded a goodwill impairment write-down of $6,363,630 related to the Energy Solutions segment which is reflected in the Statement of Operations.  During 2013, the Company recorded a goodwill impairment write-down of $4,472,089 related to its Energy Solutions business segment which is reflected in the Statement of Operations.  The balance recorded as goodwill as of December 31, 2014 and 2013 is $4,352,177 and $10,715,807, respectively, net of accumulated impairment of $16,969,662 and $10,606,032, respectively.

Intangible assets, other than goodwill, consist of customer relationships, non-competition agreements and trademarks/trade names.  The fair market value of the customer relationships were determined by discounting the expected future cash flows from the acquired customers.  The value of the non-competition agreements were estimated from the percentage of discounted cash flows expected to be lost if the agreement was not in place.  At September 30, 2014 and December 31, 2013, the Company performed an impairment analysis. Based on the analysis at September 30, 2014, it was determined that a full impairment of the trade name and customer list intangible assets related to the Energy Solutions segment was required.  As a result, the Company recorded an impairment charge of $429,394 at September 30, 2014.  Based on the analysis at December 31, 2013, it was determined that an impairment was required for the intangible asset related to the customer lists for the Energy Solutions segment.  As a result, the Company recorded an impairment charge of $238,803 to the ES segment at December 31, 2013.  Customer relationships acquired are being amortized over the estimated useful life of four or five years. Non-competition agreements are being amortized over the life of the agreement. Acquired trademarks/trade names are being amortized over seven years.  Total intangibles balances, prior to accumulated amortization, were $664,648 and $1,561,404 at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, accumulated amortization of intangible assets totaled $513,025 and $757,911, respectively.  Amortization expense on these intangible assets of $222,476 and $295,459 for the years ended December 31, 2014 and 2013, respectively, is included as depreciation and amortization on the Statement of Operations.

Amortization expense related to intangible assets for the next five years is expected to be as follows for the years ended:

December 31, 2015	$ 59,301
December 31, 2016	42,951
December 31, 2017	39,371
December 31, 2018	10,000
December 31, 2019	-
$ 151,623

(F-10)

Revenue recognition:

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of any agreement exists, services have been rendered, and collectability is reasonably assured; therefore, revenue is recognized when the Company invoices customers for completed services at contracted rates and terms. Therefore, revenue recognition may differ from the timing of cash receipts.

Income taxes:

The Company accounts for income taxes under FASB ASC Topic 740 Income Taxes.  Under FASB ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled (see Note 13). The Company regularly assesses the likelihood that its deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income.  To the extent that the Company believes any amounts are not more likely than not to be realized through the reversal of the deferred tax liabilities and future income, the Company records a valuation allowance to reduce its deferred tax assets.  In the event the Company determines that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in an adjustment to earnings in the period such determination is made.

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

Derivative Warrant Liability

The Company evaluates warrants issued in connection with debt and preferred stock issuances to determine if those contracts, or any potential embedded components of those contracts, qualify as derivatives to be separately accounted for.  This accounting treatment requires that the carrying amount of any embedded derivatives be marked-to-market at each balance sheet date and carried at fair value.  In the event that the fair value is recorded as a liability, the change in the fair value during the period is recorded in the Statement of Operations as either income or expense. Upon expiration or exercise, the derivative liability is marked to fair value at the conversion date and then the related fair value is reclassified to equity.  The fair value at each balance sheet date and the change in value for each class of warrant derivative is disclosed in detail in Note 2 to the Financial Statements.

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

Recent accounting pronouncements:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted.  The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

(F-11)

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Going Concern (“ASU 2014-15”). ASU 2014-15 provides GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The standard will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Upon adoption the Company will use the guidance in ASU 2014-15 to assess going concern.

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

Derivative Instruments:

We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain financial instruments and contracts, such as debt financing arrangements and the issuance of preferred stock with detachable common stock warrants features that are either i) not afforded equity classification, ii) embody risks not clearly and closely related to host contracts, or iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

Our only derivative instruments are detachable (or “free-standing”) common stock purchase warrants issued in conjunction with debt or preferred stock. We estimate fair values of these derivatives (and related embedded beneficial conversion features) utilizing Level 2 inputs for all classes of warrants issued, other than one class, Series C Preferred Stock. Other than the Series C Preferred Stock warrants, we use the Black-Scholes option valuation technique as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, and risk free rates) necessary to fair value these instruments, for they do not contain material “down round protection” (otherwise referred to as “anti-dilution” and full ratchet provisions). For the warrants directly related to the Series C Preferred Stock, the warrant contracts do contain “Down Round Protections” and the “Black-Scholes” option valuation technique does not, in its valuation calculation, give effect for the additional value inherently attributable to the warrant having the “Down Round Protection” mechanisms in its contractual arrangement.  Valuation models and techniques have been developed and are widely accepted that take into account the additional value inherent in “Down Round Protection.” These techniques include “Modified Binomial”, “Monte Carlo Simulation” and the “Lattice Model.” The “core” assumptions and inputs to the “Binomial” model are the same as for “Black-Scholes”, such as trading volatility, remaining term to maturity, market price, strike price, and risk free rates; all Level 2 inputs.  However, a key input to the “Binomial” model (in our case, the “Monte Carlo Simulation”, for which we engage an independent valuation firm to perform) is the probability of a future capital raise.  By definition, this input assumption does not meet the requirements for Level 1 or Level 2 outlined above; therefore, the entire fair value calculation for the Series C Common Stock Warrants is deemed to be Level 3. This input to the Monte Carlo Simulation model, was developed with significant input from management based on its knowledge of the business, current financial position and the strategic business plan with its best efforts.

(F-12)

Estimating fair values of these derivative financial instruments require the use of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are volatile and sensitive to changes in our trading market price, the trading market price of various peer companies and other key assumptions such as the probability of a capital raise for the Monte Carlo Simulation described above. Since derivative financial instruments are initially and subsequently carried at fair value, our operating results will reflect this sensitivity of internal and external factors.

The key quantitative assumptions related to the Series C Common Stock Warrants, issued March 3, 2011 and expiring March 3, 2016, are as follows:

	December 31, 2014	December 31, 2013
Expected Life (Years)	1.2	2.2
Risk Free Rate	0.32%	0.45%
Volatility	26.78%	29.31%
Probability of a Capital Raise	8-95%	4-8%

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis (for the Company, only derivative liabilities related to common stock purchase warrants, issued in conjunction with debt and preferred stock issuances) are summarized below and disclosed on the balance sheet under Derivative liability:

	December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Derivative Liability – Common Stock Purchase Warrants:
Debentures	$-		$-
Series B Preferred Stock	794,633		794,633
Promissory Notes	225,897		225,897
Series D Preferred Stock	3,325,449		3,325,449
Series C Preferred Stock	6,305,260			6,305,260
Total	$10,651,239		$4,345,979	$6,305,260

	December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Derivative Liability – Common Stock Purchase Warrants:
Debentures	$10,207		$10,207
Series B Preferred Stock	24,277		24,277
Promissory Notes	85,824		85,824
Series D Preferred Stock	224,075		224,075
Series C Preferred Stock	382,610			382,610
Total	$726,993		$344,383	$382,610

(F-13)

The table below provides a summary of the changes in fair value of financial assets and liabilities (for the Company, only derivative liabilities related to common stock purchase warrants, issued in conjunction with certain debt and preferred stock issuances) measured at fair value on a recurring basis for all derivatives, both level 2 and those using significant unobservable inputs (Level 3 – or only the common stock purchase warrants directly related to Series C Preferred Stock) for the years ended December 31, 2014 and 2013.:

	Fair Value Measurements Using
	Level 2 Inputs					Level 3 Inputs
	Derivative liability - Common Stock Purchase Warrants - Debentures	Derivative liability - Common Stock Purchase Warrants – Series B Preferred Stock	Derivative liability - Common Stock Purchase Warrants –Promissory Notes	Derivative liability - Common Stock Purchase Warrants – Series D Preferred Stock	Total Fair Value Measurements Using Level 2 Inputs	Derivative liability - Common Stock Purchase Warrants – Series C Preferred Stock	Grand Total Fair Value Measurements Using Both Level 2 and Level 3 Inputs

Balance December 31, 2012	$85,350	$170,383	$230,985	$496,840	$983,558	$1,491,601	$2,475,159
Total unrealized (gains) or losses included in net income or (loss)	(75,143)	(146,106)	(145,161)	(674,550)	(1,040,960)	(1,108,991)	(2,149,951)
Issuance of Series D Preferred Common Stock Purchase Warrants	--	--	--	401,785	401,785	--	401,785
Balance December 31, 2013	$10,207	$24,277	$85,824	$224,075	$344,383	$382,610	$726,993
Total unrealized (gains) or losses included in net income or (loss)	120,343	777,865	422,521	3,101,374	4,422,103	5,922,650	10,344,753
Reclassification to equity resulting from exercise of Common Stock Purchase Warrants	(130,550)	(7,509)	(282,448)	--	(420,507)	--	(420,507)
Balance December 31, 2014	$--	$794,633	$225,897	$3,325,449	$4,345,979	$6,305,260	$10,651,239

Note 3 – Acquisitions:
We have acquired certain businesses, as set forth below and accordingly, the accompanying consolidated Financial Statements include the results of operations of each acquired business since the date of acquisition.

root9B, LLC

On November 22, 2013, the Company and its wholly owned subsidiary, root9B Partners, LLC, consummated an Agreement and Plan of Merger (the “Agreement”) with root9B LLC, a Colorado corporation.  Pursuant to the Agreement, root9B Partners, LLC merged into root9B LLC, which became a wholly owned subsidiary of the Company.  root9B LLC provides cyber security advisory and technical services to governmental and commercial businesses.

(F-14)

Pursuant to the Agreement, the Company acquired all of the assets of root9B LLC.  In consideration the Company paid $347,886 in cash and issued 2,241,935 restricted shares of the Company’s common stock valued at $1,390,000 for a total purchase price of $1,737,886.  The Company entered into employment agreements with Eric Hipkins and Michael Morris, key employees of root9B LLC.  The following table presents the purchase price allocation:

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

Note 4 - Property and Equipment:

The principal categories and estimated useful lives of property and equipment are as follows:

			Estimated
	2014	2013	Useful Lives
Office equipment	$1,564,404	$491,422	5 years
Furniture and fixtures	277,499	216,509	7 years
Vehicles	13,567	30,567	5 Years
Computer software	276,613	56,528	3 years
Leasehold improvements	114,572	115,068	**
Land	266,765	300,915	N/A
	2,513,420	1,211,009
Less: accumulated depreciation	(764,789)	(617,984)
	$1,748,631	$593,025
** The lesser of useful life or the minimum lease term.

Note 5 - Marketable Securities Classified as Trading Securities:

Under FASB ASC Topic 320 Investments-Debt and Equity Securities, securities that are bought and held principally for the purpose of selling them in the near term (thus held only for a short time) are classified as trading securities.  Trading generally reflects active and frequent buying and selling, and trading securities are generally used

(F-15)

with the objective of generating profits on short-term differences in price.  All inputs used to value the securities are based on Level 1 inputs under FASB ASC Topic 820 Fair Value Measurements and Disclosures. The unrealized holding loss as of December 31, 2014 and 2013, respectively, is as follows:

		Fair Market	Holding
	Cost	Value	Gain (Loss)
December 31, 2014	$42,504	$38,863	$2,353
December 31, 2013	$42,504	$36,510	$5,403

Note 6 - Investment in Limited Liability Company:

The Company has an investment in a limited liability company, which owns approximately 33 percent of the office building that the Company leases office space from in Charlotte, North Carolina.  The Company’s investment represents an approximate 3 percent share of ownership in the limited liability company.  Based on the Company’s ownership percentage, the Company accounts for its investment using the cost method. Accordingly, the carrying value of $100,000 is equal to the capital contribution the Company has made.  Income is recognized when capital distributions are received by the Company and totaled $3,600 and $2,400 for the years ended December 31, 2014 and 2013, respectively.

Note 7 - Goodwill Impairment:

The Company completed an annual impairment evaluation for the years ended December 31, 2014 and 2013, applying both Step 1 and Step 2 tests as applicable in FASB ASC 350.  Our annual goodwill impairment testing date is October 1 of each year. In determining impairment charges, the Company uses various valuation techniques applying both the income approach and market approach for each reporting unit. During 2014, the Company recorded a goodwill impairment write-down of $6,363,630 related to its Energy Solutions business segment / reporting unit, which is reflected in the Statement of Operations. During 2013, the Company recorded a goodwill impairment write-down of $4,472,089 related to its Energy Solutions business segment / reporting unit, which is reflected in the Statement of Operations.  The balance recorded as goodwill as of December 31, 2014 and 2013 is $4,352,177 and $10,715,807, respectively, net of accumulated impairment of $16,969,662 and $10,606,032, respectively.

Note 8 - Accrued Expenses:

Accrued expenses consisted of the following at December 31, 2014 and 2013:

	2014	2013
Accrued payroll	$1,404,815	$585,955
Accrued vacation	292,775	332,932
Other accrued liabilities	937,313	401,561
	$2,634,903	$1,320,448

Note 9 - Notes Payable:

Between October 23, 2014 and November 21, 2014, the Company issued $1,800,000 of 10% Convertible Promissory Notes (the “Promissory Notes”) and warrants to purchase 630,000 shares of the Company’s common stock (the “Warrants”) to accredited investors.  The Promissory Notes have a term of 12 months, pay interest semi-annually at 10% per annum and can be voluntarily converted by the holder into shares of common stock at an exercise price of $1.12 per share.  The Warrants have an exercise price of $1.12 per share and have a term of five years.  The fair value of the Warrants was $140,513 and was recorded as a debt discount and credited to Additional Paid-In Capital.  The discount is being amortized to interest expense over the one tear term of the note.  The Company incurred fees of $38,812 in connection with the issuance of the Promissory Notes.  At December 31, 2014 the outstanding amount of Promissory Notes (net of the debt discount) was $1,670,765.

(F-16)

On July 5, 2013, the Company entered into an asset based revolving line of credit arrangement with a financial institution. The line of credit was limited to a borrowing base of 80% of eligible receivables or $3,000,000 and interest was at the one month LIBOR plus 225 basis points.  The Company incurred total fees of $7,500 in deferred loan costs in conjunction with arranging this facility. The line was renewable annually.  The Company was required, as a first priority security interest, to maintain a compensating balance of $3 million on account at this financial institution.  The loan terms included a release provision on the compensating balance, reducing it as the Company met net operating income thresholds set forth in the loan agreement and as of December 31, 2013 the compensating balance was $3 million.  Outstanding borrowings under this agreement were $2,502,604 at December 31, 2013.  The Company decided not to renew the line of credit when it came due in July 2014 and paid off the outstanding balance on July 3, 2014.  In addition, as a part of the root9B LLC acquisition, the Company assumed notes payable in the amount of $218,635 which were outstanding at December 31, 2013.  These notes were subsequently paid off in January 2014.

Note 10 - Long-Term Debt:

Long-term debt as of December 31, 2014 and 2013 consists of the following:

	2014		2013

Dell Financial Service Note, due in 50 monthly installments of
$166.31 ending May 2015. Payments include interest of 18%.	$	- -	$2,354

Xerox Copier Lease, due in 63 monthly installments of $145.12
ending in April 2018. Payments include interest at 4%.		5,426	6,918
		5,426	9,272
Current portion		(1,500)	(3,846)
Long-term portion		$3,926	$5,426

Note 11 - Stockholders’ Equity:

Common Stock:

Generally, the Company issues common stock in connection with acquisitions, as dividends on preferred stock, upon the exercise of common stock warrants or stock options and upon conversion of preferred shares to common stock.

In 2014, the Company issued 2,294,487 shares as dividends on preferred stock, 18,081,392 shares upon conversion of Series B and Series D convertible Preferred stock, 795,095 shares upon the exercise of common stock warrants, 33,334 shares upon exercise of stock options.

In 2013, the Company issued 2,241,935 shares in connection with the acquisition of root9B LLC, 1,850,452 shares as dividends on preferred stock, 1,000,000 shares upon conversion of Series D convertible Preferred stock, 308,000 shares related to services to GHH prior to the acquisition, and the Company retired 266,238 shares that were related to the acquisition of GHH.

7% Series B Convertible Preferred Stock:

During 2010, we issued 1,200,000 shares of 7% Series B Convertible Preferred Stock (“Series B Preferred Stock”), along with 1,058,940 detachable warrants.  The holders of shares of Series B Convertible Preferred Stock are entitled to receive a 7 percent annual dividend until the shares are converted to common stock.  The warrants, immediately exercisable, are for a term of five years, and entitle the holder to purchase shares of common stock at an exercise price of $ 0.77 per share.  As of December 31, 2014 and 2013, 1,080,000 shares and 1,160,000 shares, respectively, of the Series B Preferred Stock remain outstanding.

(F-17)

Series C Convertible Preferred Stock:

On March 1, 2011, the Company designated 2,500,000 shares of its preferred stock as Series C Convertible Preferred Stock; $.001 par value per share (“Series C Preferred Stock”), each share was priced at $2.10 and, included 3 warrants at an exercise price of $0.77 which expire in 5 years. The Series C Preferred Stock (a) is convertible into three shares of common stock, subject to certain adjustments, (b) pays 7 percent dividends per annum, payable annually in cash or shares of common stock, at the Company’s option, and (c) is automatically converted into common stock should the price of the Company’s common stock exceed $2.50 for 30 consecutive trading days. The warrants issued in connection with the preferred stock contain full-ratchet anti-dilution provisions that require them to be recorded as a derivative instrument.

During 2011, the Company issued 2,380,952 shares of Series C Preferred Stock and 8,217,141 warrants.  All of these shares were outstanding as of December 31, 2014 and 2013.

Series D Convertible Preferred Stock:

In October 2012, the Company created up to 15,000 Units, each Unit consisting of one share of Series D 8% Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) and a warrant to purchase ¼ of the number of shares of the Company’s common stock issuable upon conversion of one share of the Preferred Stock.  The purchase price of one Unit was $1,000.  Dividends are 8% per annum, payable semi-annually in cash or shares of common stock at the Company’s option.  The Series D Preferred Stock is convertible into common stock at the total purchase price divided by $0.75 (the “conversion rate”), and collectively, the “conversion price”.  The warrants are for a term of five years and have a strike price of $1.125 per share. The Preferred Stock shall automatically convert into common stock, at the conversion rate, upon (i) the completion of a firm commitment underwritten public offering of the Company’s shares of common stock resulting in net proceeds to the Company of at least $10,000,000 and is offered at a price per share equal to at least 200% of the conversion price (subject to adjustment for any stock splits, stock dividends, etc.), (ii) upon the affirmative vote of the holders of a majority of the outstanding shares of Preferred Stock, or (iii) on the second anniversary of the issue date of the Preferred Stock.  The Preferred Stock contains anti-dilution protection.  Holders of the Preferred Stock shall vote together with the holders of common stock on an as-converted basis.

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

(F-18)

The Series D Preferred Stock automatically converted to common stock on December 26, 2014, which was the second anniversary of the original issuance of these shares.  During 2014, 13,376 shares of the Series D Preferred Stock were converted into 18,001,392 shares of common stock.  As of December 31, 2014 and 2013, 0 shares and 13,376 shares, respectively, of the Series D Preferred Stock remain outstanding.

Stock Options:

In May 2008, the Company and shareholders adopted a stock incentive plan, entitled the 2008 Stock Incentive Plan (the “Plan”), authorizing the Company to grant stock options of up to 10,000,000 common shares for employees and key consultants.  On August 13, 2014, the Company’s stockholders approved an amendment to the Company’s 2008 Stock Incentive Plan increasing the number of shares of Common Stock available for issuance under the Plan to 20,000,000.  All options are approved by the Compensation Committee.  As of December 31, 2014, there were 8,690,136 shares available for grant under the Plan.

The Company’s results for 2014 and 2013 include stock option based compensation expense of $757,000 and $178,000, respectively.  These amounts are included within SG&A expenses on the Statement of Operations.  There were no tax benefits recognized in 2014 or 2013 for stock option based compensation.

	Years Ended
	December 31, 2014	December 31, 2013
Exercise price	$0.54 - $2.00	$0.59
Risk free interest rate	0.66% to 2.09%	1.39%
Volatility	29.65% - 37.13%	32.83%
Expected Term	2.5 Years - 6 Years	5 Years
Dividend yield	None	None

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

The expected dividend yield is zero as the Company does not currently pay dividends on its common stock.  As the Company’s common stock has very low trading volume, volatility is calculated based on the average volatility of a group of peer companies.  The risk free interest rate is based on the U.S. Treasury rates on the grant date with maturity dates approximating the expected life of the option on the grant date.  The expected term is an estimate based on the average of the date of vesting and the end of term of the option.  These assumptions are evaluated and revised for future grants, as necessary, to reflect market conditions and experience.  There were no significant changes made to the methodology used to determine the assumptions during 2014.  The weighted-average grant-date fair value of stock options granted was $0.21 during 2014 and $0.18 during 2013.  The following represents the activity under the stock incentive plan as of December 31, 2014 and changes during the two years then ended:

(F-19)

		Weighted Average
	Outstanding Options	Exercise Price
Outstanding at December 31, 2012	5,114,864	$0.84
Issued	525,000	$0.59
Outstanding at December 31, 2013	5,639,864	$0.83
Issued	6,585,000	$0.80
Exercised	(33,334)	$0.70
Forfeitures	(881,666)	$0.85
Outstanding at December 31, 2014	11,309,864	$0.81

Exercisable at December 31, 2014	8,328,197	$0.85

The weighted-average remaining contractual life for options outstanding at December 31, 2014 was 6.4 years and for options exercisable at December 31, 2014 was 5.6 years.  The aggregate intrinsic value of options outstanding at December 31, 2014 was $8,588,909 and for options exercisable at December 31, 2014 was $5,998,770.  As of December 31, 2014 there was approximately $412,000 of unrecognized compensation cost related to outstanding stock options.  The unrecognized compensation cost will be recognized over a weighted-average period of 0.9 years.

Warrants:

The Company predominantly issues warrants to purchase Common Stock in connection with the issuance of Convertible Preferred Stock and Convertible Notes.  The Company has also issued warrants for service to board members and outside companies.  Additionally, the Company has issued warrants in connection with an acquisition (specifically, warrants were issued in connection with the GHH acquisition to convert GHH warrants to root9B warrants).  15,635,308 of the 18,753,060 outstanding warrants have been issued in connection with equity instruments and are accounted for as a derivative liability.  The remaining 3,117,752 warrants were issued for services to board members or external companies, in connection with the GHH acquisition, or in connection with the issuance of convertible notes and have been recorded based on fair value.  The warrants expire 5 years from the date of issuance.  Generally, warrants vest immediately or over a vesting schedule of between 1 and 3 years. The Company uses the Black-Scholes or “Binomial” valuation method, as appropriate to estimate the grant date fair value of each warrant.
The Company issued 297,000 and 25,000 warrants to purchase shares of common stock in exchange for service during 2014 and 2013, respectively.  The Company’s results for the years 2014 and 2013, include expense related to warrants issued for services of $38,000 and $16,000, respectively.  These amounts are included within SG&A expenses on the Consolidated Statement of Operations.

Warrant holders exercised 1,186,300 warrants to purchase common stock, some of which were cashless exercises, during 2014.  The weighted average price of the exercised warrants was $0.71 and the Company received $438,550 in proceeds and issued 795,095 shares of common stock as a result of these exercises.  There were no warrants exercised during 2013.

 The fair values of warrants granted for service were estimated using the following weighted-average assumptions:

	Years Ended
	December 31, 2014	December 31, 2013
Exercise price	$0.75 - $1.12	$0.80
Risk free interest rate	0.63% to 1.87%	1.39%
Volatility	28.93% - 36.91%	33.13%
Expected Term	2.5 Years – 5.75 Years	5 Years
Dividend yield	None	None

(F-20)

The following represents the stock warrant activity as of December 31, 2014 and changes during the two years then ended:

	Outstanding Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2012	16,249,985	$1.10
Issued	2,862,375	$1.12
Outstanding at December 31, 2013	19,112,360	$1.11
Issued	927,000	$1.05
Exercised	(1,186,300)	$0.71
Cancelled	(100,000)	$0.75
Outstanding at December 31, 2014	18,753,060	$1.06

Note 12 – Capital Stock Authorized:

On August 13, 2014, the Company’s stockholders approved an increase of the Company’s authorized common stock, par value $0.001 (the “Common Stock”) from 90,000,000 shares to 125,000,000 shares.

Note 13 - Income Taxes:

Significant components of the income tax benefit (expense) are summarized as follows:

	2014	2013
Current provision:
Federal	$0	$0
State	0	0
Deferred provision:
Federal	0	0
State	0	0
	$0	$0

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income before income taxes for the years ended December 31, 2014 and 2013 follows:

	2014	2013
Federal statutory rate	34.0%	34.0%
Book derivative (income) expense	(14.2)	12.0
Change in valuation allowance	(10.6)	(46.1)
Intangibles impairment	(0.3)	--
Stock compensation expense	(1.1)	(1.1)
Goodwill impairment	(6.6)	--
State income taxes, net of federal income tax benefit	0.7	1.3
Officers’ life insurance	(0.1)	0.3
Meals & Entertainment	--	(0.1)
Other	(1.8)	(0.3)
	0%	0%

(F-21)

The Company provides for income taxes in accordance with FASB ASC Topic 740 Income Taxes. Deferred income taxes arise from the differences in the recognition of income and expenses for tax and financial reporting purposes.  Deferred tax assets and liabilities are comprise of the following at December 31, 2014 and 2013.

	2014	2013
Deferred income tax assets:
Operating loss carry forward	$5,260,000	$2,740,000
Acquired NOL – Ecological acquisition	164,910	164,910
Accrued compensation	92,000	96,000
Allowance for doubtful accounts	141,000	100,000
Trading securities	0	0
Intangible assets	1,886,000	1,860,000
Investment in equity-method investee	0	0
Total deferred tax assets	7,543,910	4,960,910
Less: valuation allowance	(7,543,910)	(4,960,910)
Deferred income tax assets	0	0

Deferred income tax liabilities:
Property and equipment	$(85,000)	$(85,000)
Total deferred tax liabilities	$(85,000)	$(85,000)
Net deferred income taxes:
Current	0	0
Non-current	0	0
	0	0

A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company provided a valuation allowance for all current deferred tax assets ($5,493,000), which is primarily comprised of net operating loss carry forwards of ($5,260,000) and a full valuation allowance for the noncurrent deferred tax asset of $2,050,910 representing the impairment of goodwill and intangible assets for the Energy Solutions segment and net operating loss carry forwards acquired in the Ecological acquisition on December 31, 2012.  Management made the assessment at the end of both 2014 and 2013 that a full valuation allowance for these deferred tax assets should be provided based on consideration of recent net operating losses and the results of goodwill impairment tests in both 2014 and 2013, that it was not longer, at this time, more likely than not that the deferred tax assets would be recoverable.  Management will continue to monitor the status of the recoverability of deferred tax assets.   At December 31, 2014, the Company has an income tax net operating loss carry forward of approximately $735,000 that begins to expire in 2031, an income tax net operating loss carry forward of approximately $3,007,000 that begins to expire in 2032, an income tax net operating loss carry forward of approximately $3,226,000 that begins to expire in 2033 and an income tax net operating loss carry forward of approximately $6,414,000 that begins to expire in 2034.

(F-22)

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

	2014	2013
Basic:
Numerator –net loss attributable to common stockholders	$(26,033,922)	$(7,916,046)
Denominator – weighted – average shares outstanding	30,345,422	24,052,686
Net loss per share – Basic and diluted	$(0.86)	$(0.33)

Incremental common shares (not included due to their anti-dilutive nature) :
Stock options	11,309,864	5,639,864
Stock warrants	18,753,060	19,112,360
Convertible preferred stock – Series B	1,080,000	1,160,000
Convertible preferred stock – Series C	7,142,856	7,142,856
Convertible preferred stock – Series D	-	18,001,392
Convertible Notes	1,607,143	-
	39,892,923	51,056,472

Note 15 - Commitments and Contingencies:

The Company is obligated under various operating leases for office space and automobiles and is obligated under non-cancelable contracts with job search firms.

The future minimum payments under non-cancelable operating leases and non-cancelable contracts with initial remaining terms in excess of one year as of December 31, 2014, are as follows:

2015	$758,579
2016	$598,314
2017	$555,867
2018	$247,169
2019	$188,275

The leases cover office premises and leased vehicles.  Of these leases, a total of $9,701 is allocated for vehicle leases and $2,292,711 is for office premises. Non-cancellable contracts with talent acquisition search engines account for $56,110 of the obligations. The above schedule of contractual obligations does not include dividends on preferred stock as they have not been declared, and the Company has the option of paying the dividends in cash or common stock of the Company at its discretion.  The Company has several employment contracts in place with key management which are in the normal course and have not been included in the above table.

Expenses for operating leases during 2014 and 2013 were $677,989 and $620,699, respectively.

The Company has a three percent ownership interest in a limited liability company that owns approximately 33 percent of the building the Company leases office space from in Charlotte, North Carolina.  Additionally, an individual stockholder of the Company owns approximately 30 percent of the same limited liability company.  Rent expense pertaining to this operating lease during 2014 and 2013 was $172,074 and $167,461, respectively.

(F-23)

The Company is a co-indemnitor in support of surety bonds issued by Platte River Insurance on behalf of Prime Solutions for the benefit of Honeywell pursuant to Prime Solutions Inc.’s (“Prime”) solar project located in Worcester Massachusetts (the “Prime Contract”).  The Company’s maximum liability exposure under the bond is $1,412,544, if Prime fails to meet its contracted obligations.  In October 2014, the Company determined it is probable that Prime will fail to meet its contracted obligations under the Prime Contract, and therefore, that the Company may have to meet outstanding Prime Contract obligations. The Company has evaluated the status of the project, amounts paid to date on the contract and assessed the remaining work to be performed.  The Company estimated that the most likely amount of the Company’s obligation under the Prime Contract is $650,000, and that amount was accrued as a Selling, general and administrative expense on the Consolidated Statement of Operations during 2014.

Note 16 - Employee Benefit Plan:

The Company has a 401(k) plan which covers substantially all employees.  Plan participants can make voluntary contributions of up to 15 percent of compensation, subject to certain limitations.  Under this plan, the Company matches a portion of employee deferrals.  Total company contributions to the plan for the years ended December 31, 2014 and 2013 were approximately $51,296 and $62,007, respectively.

Note 17 - Advertising:

The Company expenses advertising costs as incurred.  Advertising expenses for the years ended December 31, 2014 and 2013 were $4,435 and $23,231, respectively.

Note 18 - Major Customers:

Approximately 34 and 47 percent of total revenues were earned from the Company’s top five customers for the years ended December 31, 2014 and 2013, respectively.

Note 19 - Segment Information:

The Company operates in three business segments: the Cyber Solutions segment, the Business Solutions segment and the Energy Solutions segment.  The Cyber Solutions segment provides cyber security and advanced technology training services, operational support and consulting services.  The Business Solutions segment provides business advisory and consulting services and solutions primarily in the following areas: risk, data, organizational change and cyber. The Energy Solutions segment works with customers to assess, design and install processes and automation to address energy regulation, strategy, cost, and usage initiatives.  The Cyber Solutions segment operated for the full year in 2014 and only partially in 2013 as it was acquired in November of 2013.

The performance of the business is evaluated at the segment level.  Cash, debt and financing matters are managed centrally.  These segments operate as one from an accounting and overall executive management perspective, though each segment has senior management in place; however they are differentiated from a marketing and customer presentation perspective, though cross-selling opportunities exist and continue to be pursued.  Condensed summary segment information follows for the year ended December 31, 2014 and 2013.

	Year Ended December 31, 2014
	Cyber Solutions	Business Solutions	Energy Solutions	Total

Revenue	$4,076,050	$12,964,920	$3,134,518	$20,175,488
Income (Loss) from Operations before Overhead	$(106,312)	$1,332,555	$(2,352,884)	$(1,126,641)
Allocated Corporate Overhead	1,529,255	3,198,644	1,686,248	6,414,147
Loss from Operations	$(1,635,567)	$(1,866,089)	$(4,039,132)	$(7,540,788)

Assets	$3,392,939	$5,928,331	$2,543,370	$11,864,640

(F-24)

	Year Ended December 31, 2013
	Cyber Solutions	Business Solutions	Energy Solutions	Total

Revenue	$8,750	$14,482,476	$11,908,690	$26,399,916
Income (Loss) from Operations before Overhead	$(423,851)	$1,773,190	$(1,238,250)	$110,989
Allocated Corporate Overhead (a)	$1,391	$2,403,845	$1,746,712	4,151,949
Loss from Operations (a)	$(425,342)	$(630,655)	$(2,984,962)	$(4,040,961)

Assets	$462,900	$13,923,275	$10,182,734	$24,568,909

(a)	The Company began allocating corporate overhead to the business segments in 2014. We have allocated overhead on a proforma basis for the year ended December 31, 2013 above for comparison purposes.

Note 20 – Summary Pro-Forma Financial Information (unaudited):

The following unaudited summary pro-forma data summarizes the results of operations for the years ended December 31, 2014 and 2013 as if the purchase of root9B, LLC had been completed January 1, 2013.  The summary pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2013.

	December 31, 2014		December 31, 2013
Net revenues	N/A	*	$27,974,863
Operating loss	N/A	*	(3,984,627)
Net loss per share – basic	N/A	*	$(0.15)
Net loss per share- diluted	N/A	*	$(0.15)

*    All entities were consolidated effective January 1, 2014; therefore; the results of operations are included in these financial statements.

Note 21 – Related Party Transactions

On January 16, 2014, the Company paid dividends on its Series C Preferred Stock in Common Stock of the Company.  Of this dividend, $140,000, equating to 241,379 shares was paid to River Charitable Remainder Unitrust f/b/o Isaac Blech, which is controlled by Isaac Blech, Vice Chairman of the Company’s Board of Directors.  On January 16, 2015, the Company also paid dividends on its Series C Preferred Stock in Common Stock of the Company – see Note 22 – Subsequent Events below.  Of this dividend, $140,000, equating to 90,323 shares was paid to River Charitable Remainder Unitrust f/b/o Isaac Blech, which is controlled by Isaac Blech, Vice Chairman of the Company’s Board of Directors.

See Note 15 for description of a related party leasing arrangement.

Note 22 – Subsequent Events:

The Series B preferred stock accrues 7 percent per annum dividends. The dividends began accruing April 30, 2010, and are cumulative.  Dividends are payable annually in arrears.  At December 31, 2014, $56,372 of dividends had accrued on these shares.  However, they are unrecorded on the Company’s books until declared.  On January 16, 2015, the Company declared dividends on its Series B and the Company paid the dividends in Company common stock.  On January 16, 2015 the Company issued 36,369 shares to the 7% Series B Convertible Preferred Stockholders.

(F-25)

The Series C preferred stock accrues 7 percent per annum dividends. The dividends began accruing March 3, 2011, and are cumulative.  Dividends are payable annually in arrears. At December 31, 2014, $350,000 of dividends had accrued on these shares. However, they are unrecorded on the Company’s books until declared. On January 16, 2015, the Company declared dividends on its Series C and the Company paid the dividends in Company common stock.  On January 16, 2015, the Company issued 225,807 shares to the 7% Series C Convertible Preferred Stockholders.

On February 6, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IPSA International, Inc. (“IPSA”). On February 9, 2015, the Company and IPSA consummated and closed the Merger.  Pursuant to the terms of the Merger Agreement, upon the closing of the Merger, the Company issued ten million shares of the Company’s common stock to the stockholders of IPSA (the “Stock Consideration”), as well as paid $2,500,000 to such stockholders. Twenty five percent of the Stock Consideration (the “Indemnity Shares”) shall be subject to a pledge agreement executed by and between the Company and the stockholders of IPSA, whereby such Indemnity Shares shall secure the obligations of IPSA to indemnify the Company pursuant to the terms of the Merger Agreement.  In conjunction with the closing of the Merger, the Corporation entered into a registration rights agreement with the stockholders of IPSA whereby the Corporation agreed to provide piggyback registration rights to the holders of the Stock Consideration.  The Company entered into an employment agreement with Dan Wachtler, a key employee of IPSA.

On February 9, 2015, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company issued 5,586,450 shares of common stock at a purchase price of $1.10 per share. In addition, the Company issued warrants to purchase up to 5,135,018 shares of the Company’s common stock in the aggregate, at an exercise price of $0.80 per share (the “Warrants”). The Warrants have a term of three years and may be exercised at any time from or after the date of issuance, may be exercised on a cashless basis and contain customary, structural anti-dilution protection (i.e., stock splits, dividends, etc).  Upon closing of this equity financing, the Company received proceeds of $6,145,095.

On February 17, 2015, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company issued 1,162,321 shares of common stock at a purchase price of $1.10 per share. In addition, the Company issued warrants to purchase up to 1,068,390 shares of the Corporation’s common stock in the aggregate, at an exercise price of $0.80 per share (the “Warrants”). The Warrants have a term of three years and may be exercised at any time from or after the date of issuance, may be exercised on a cashless basis and contain customary, structural anti-dilution protection (i.e., stock splits, dividends, etc).  Upon closing of this equity financing, the Company received proceeds of $1,278,553.

On March 12, 2015, the Company entered into securities purchase agreements with a group of accredited investors, pursuant to which the Company issued 3,686,818 shares of common stock at a purchase price of $1.10 per share. In addition, the Company issued warrants to purchase up to 1,843,413 shares of the Corporation’s common stock in the aggregate, at an exercise price of $1.50 per share (the “Warrants”). The Warrants have a term of three years and may be exercised at any time from or after the date of issuance and contain customary, structural anti-dilution protection (i.e., stock splits, dividends, etc).  Upon closing of this equity financing, the Company received proceeds of $4,055,498.

The Company incurred fees of $184,697 in connection with the three financing transactions discussed above and this amount is not reflected in the proceeds amounts.

(F-26)