Form 10-K/A
period 2014-12-31
root9B Technologies Inc.
filed 2015-03-31
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
Amendment No 1

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the years ended December 31, 2014 and 2013 (collectively, the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2015,  is to correct the date on the audit opinion, the Report of Independent Registered Public Accounting Firm.

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

Signature	Signature

/s/ Joseph J. Grano Jr	/s/ Gregory C Morris
Joseph J. Grano, Jr. – Director, Chairman	Gregory C. Morris – Director
March 30, 2015	March 30, 2015

/s/ Isaac Blech	/s/ Harvey Pitt
Isaac Blech – Director	Harvey Pitt – Director
March 30, 2015	March 30, 2015

/s/ Kevin Carnahan	/s/ Anthony Sartor
Kevin Carnahan – Director	Anthony Sartor – Director
March 30, 2015	March 30, 2015

/s/ John Catsimatidis	/s/ Cary W Sucoff
John Catsimatidis – Director	Cary W. Sucoff - Director
March 30, 2015	March 30, 2015

/s/ Wesley Clark	/s/ Seymour Siegel
Wesley Clark – Director	Seymour Siegel - Director
March 30, 2015	March 30, 2015

/s/ Patrick Kolenik	/s/ Daniel Wachtler
Patrick Kolenik – Director	Daniel Wachtler – Director
March 30, 2015	March 30, 2015

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
March 30 , 2015

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