Form 10-Q
period 2015-03-31
root9B Technologies Inc.
filed 2015-05-15
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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
[ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 72,454,936 shares of common stock were outstanding as of May 5, 2015.

Table of Contents
	Page
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	2
Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014	2
Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2015 and March 31, 2014
Consolidated Statements of Comprehensive Income(Loss) (Unaudited) for the Three Months Ended March 31, 2015 and March 31, 2014
	4 5
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2015 and March 31, 2014	6
Notes to Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Mine Safety Disclosures	32

Item 5. Other Information	32

Item 6. Exhibits	33

Signatures	34
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

ROOT9B TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2015 AND DECEMBER 31, 2014

	(Unaudited)
	March 31,	December 31,
	2015	2014
ASSETS

CURRENT ASSETS:
Cash	$5,054,433	$765,099
Accounts receivable	17,009,554	3,078,604
Marketable securities	35,814	38,863
Cost and estimated earnings in excess of billings	639,632	731,709
Prepaid expenses and other current assets	716,331	384,223

Total current assets	23,455,764	4,998,498

Construction in Progress - at cost	15,618	-

Property and Equipment - at cost less accumulated depreciation	1,790,132	1,748,631

OTHER ASSETS:

Goodwill	15,448,807	4,352,177
Intangible assets - net	6,370,141	151,623
Investment in cost-method investee	100,000	100,000
Deferred income taxes	49,646	-
Cash surrender value of officers' life insurance	344,061	338,214
Deposits and other assets	808,520	175,497

Total other assets	23,121,175	5,117,511

TOTAL ASSETS	$48,382,689	$11,864,640

See Notes to Consolidated Financial Statements

	(Unaudited)
	March 31,	December 31,
	2015	2014
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$1,705,061	$1,670,765
Factored receivables obligation	8,694,455	-
Current portion of long-term debt	1,500	1,500
Accounts payable	2,874,526	1,306,578
Billings in excess of costs and estimated earnings	581,166	991,254
Accrued expenses and other current liabilities	3,646,693	2,634,903

Total current liabilities	17,503,401	6,605,000

NONCURRENT LIABILITIES:

Long term debt - net of current portion	3,544	3,926

Derivative liability	8,849,149	10,651,239

Deferred tax liability	-	85,000

Total noncurrent liabilities	8,852,693	10,740,165

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, $.001 par value, 4,985,000 authorized, no shares issued or outstanding at March 31, 2015 and December 31, 2014.	-	-
Class B convertible preferred stock, no liquidation preference $.001 par value, 2,000,000 shares authorized, 200,000 and 1,080,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively.	200	1,080
Class C convertible preferred stock, $.001 par value, 2,500,000 shares authorized, 2,380,952 shares issued and outstanding at March 31, 2015 and December 31, 2014.	2,381	2,381
Common stock, $.001 par value, 125,000,000 shares authorized, 72,136,243 and 48,670,144 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively.	72,137	48,670
Additional paid-in capital	69,977,495	42,803,888
Accumulated deficit	(48,025,734)	(48,336,544)
Accumulated other comprehensive income	116	-
Total stockholders' equity (deficit)	22,026,595	(5,480,525)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$48,382,689	$11,864,640

See Notes to Consolidated Financial Statements

ROOT9B TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)

	March 31, 2015	March 31, 2014
NET REVENUE	$9,534,247	$4,819,522

OPERATING EXPENSES:
Cost of revenues	7,317,168	3,754,300
Selling, general and administrative	4,016,535	2,556,238
Depreciation and amortization	285,883	96,375
Acquisition related costs	649,442	-

Total operating expenses	12,269,028	6,406,913

LOSS FROM OPERATIONS	(2,734,781)	(1,587,391)

OTHER INCOME (EXPENSE):
Derivative (expense) income	1,343,447	(417,294)
Interest expense, net	(183,306)	(17,807)
Other income	33,346	285,460

Total other (expense) income	1,198,487	(149,641)

LOSS BEFORE INCOME TAXES	(1,541,294)	(1,737,032)

INCOME TAX BENEFIT	2,261,476	-

NET INCOME (LOSS)	720,182	(1,737,032)

PREFERRED STOCK DIVIDENDS	(406,372)	(406,840)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$313,810	$(2,143,872)

Net income (loss) per share:
Basic	$0.01	$(0.08)
Diluted	$0.00	$(0.08)
Weighted average number of shares:
Basic	60,408,125	28,050,577
Diluted	80,436,499	28,050,577

See Notes to Consolidated Financial Statements

ROOT9B TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)

	March 31, 2015	March 31, 2014
Net Income (Loss)	$720,182	$(1,737,032)
Other comprehensive income:
Foreign currency translation gain	116	-
Other comprehensive income	116	-
COMPREHENSIVE INCOME (LOSS)	$720,298	$(1,737,032)

See Notes to Consolidated Financial Statements

ROOT9B TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net Income (Loss)	$720,182	$(1,737,032)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	285,883	96,375
Amortization of debt discount	33,914	-
(Increase) decrease in cash surrender value of officers' life insurance	(5,847)	7,828
(Income) loss from change in value of derivatives	(1,343,447)	417,294
Deferred income taxes	(2,260,270)	-
Stock option / warrant compensation expense	327,750	178,363
Gain on sale of assets	(79,327)	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(3,862,406)	(869,718)
Decrease (increase) in marketable securities	3,049	(501)
Decrease (increase) in costs and estimated earnings in excess of billings	61,014	566,846
Decrease (increase) in prepaid expenses	(44,045)	(132,451)
Decrease (increase) in deposits and other assets	(580,561)	(10,028)
Increase (decrease) in accounts payable and accrued expenses	(1,927,081)	(826,429)
Increase (decrease) in factored receivables obligation	2,205,708	-
Increase (decrease) in billings in excess of costs and estimated earnings	(410,088)	71,457
Net cash used in operating activities	(6,875,572)	(2,237,996)

Cash flows from investing activities:
Cash paid in acquisitions net of cash acquired	(1,368,825)	-
Proceeds on sale of assets	99,828	-
Purchases of property and equipment	(107,126)	(39,678)
Net cash used in investing activities	(1,376,123)	(39,678)

Cash flows from financing activities:
Warrants and Options Exercised	1,246,580	-
Common stock issuances	11,294,449	-
Net (payments) proceeds from line of credit	-	(1,476,585)
Net cash provided by (used by) financing activities	12,541,029	(1,476,585)
Net (decrease) increase in cash	4,289,334	(3,754,259)

Cash - beginning of period	765,099	7,003,773

Cash - end of period	$5,054,433	$3,249,514

See Notes to Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	March 31, 2015	March 31, 2014

Cash payments for:
Interest	$104,010	$17,807

Income taxes	$1,046,259	$0

Summary of non-cash investing and financing activities:
Issuance of 10,000,000 shares of common stock in IPSA International, Inc. acquisition	$13,300,000	$0
Issuance of common stock for dividend payment on preferred stock	$406,372	$406,840
Reclassification of Derivative warrant liability to equity	$622,646	$0

ROOT9B TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)

Note 1 – Basis of Presentation and General Information:

The accompanying unaudited interim consolidated financial statements of root9B Technologies, Inc. (“root9B” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2014 as reported in the 10-K have been omitted.

The results of operations for interim periods are not necessarily indicative of the results expected for future quarters or the full year.

The preparation of the Company’s Consolidated Financial Statements, in conformity with GAAP, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Recent accounting pronouncements:

In May, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The FASB has exposed a standard which would provide for a one-year deferral of the effective date of ASU 2014-09.  The proposal would require application of ASU 2014-09 for annual reporting periods beginning after December 15, 2017 and early adoption is permitted as of the original effective date (i.e. for annual reporting periods beginning after December 15, 2016).  The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Going Concern (“ASU 2014-15”). ASU 2014-15 provides GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The standard will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Upon adoption the Company will use the guidance in ASU 2014-15 to assess going concern uncertainty matters.

Since January 1, 2014, there have been several other new accounting pronouncements and updates to the Accounting Standards Codification.  Each of these updates has been reviewed by Management who does not believe their adoption has had or will have a material impact on the Company’s financial position or operating results.

Note 2 – Summary of Significant Accounting Policies:

The Company’s significant accounting policies are outlined in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2014.  As a result of the merger with IPSA International, Inc., described in Note 4 below, the Company has the following additional significant accounting policies:

     Fees From Factoring Arrangement

Fees charged to the Company from its factoring arrangement for accounts receivable sold with full recourse include an administrative fee that is incurred upon funding of the factored invoices to the Company and a closing fee that is incurred when payment of the original accounts receivable amount is paid to the factoring company by the Company's customer. Administrative and closing fees from the factoring arrangement are included in interest expense in the consolidated financial statements.

Foreign Currency Translation

The functional currencies of the Company’s foreign operations are the local currencies.  The consolidated financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date.  Income statement amounts have been translated using the average exchange rate for the year.  Accumulated net translation adjustments have been reported in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss).

Note 3 – Fair Value Measurements:

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

Our derivative instruments include detachable (or “free-standing”) common stock purchase warrants issued in conjunction with debt or preferred stock. We estimate fair values of these derivatives utilizing Level 2 inputs for all warrants issued, other than those associated with Series C Preferred Stock. Other than the Series C Preferred Stock warrants, we use the Black-Scholes option valuation technique as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, and risk free rates) necessary to fair value these instruments, for they do not contain material “down round protection” (otherwise referred to as “anti-dilution” and full ratchet provisions). For the warrants directly related to the Series C Preferred Stock, the warrant contracts do contain “Down Round Protections” and the “Black-Scholes” option valuation technique does not, in its valuation calculation, give effect for the additional value inherently attributable to the “Down Round Protection” mechanisms in its contractual arrangement.  Valuation models and techniques have been developed and are widely accepted that take into account the additional value inherent in “Down Round Protection.” These techniques include “Modified Binomial”, “Monte Carlo Simulation” and the “Lattice Model.” The “core” assumptions and inputs to the “Binomial” model are the same as for “Black-Scholes”, such as trading volatility, remaining term to maturity, market price, strike price, and risk free rates; all Level 2 inputs.  However, a key input to the “Binomial” model (in our case, the “Monte Carlo Simulation”, for which we engage an independent valuation firm to perform) is the probability of a future capital raise which would trigger the Down Round Protection feature.  By definition, this input assumption does not meet the requirements for Level 1 or Level 2 outlined above; therefore, the entire fair value calculation for the Series C Common Stock Warrants is deemed to be Level 3. This input to the Monte Carlo Simulation model, was developed with significant input from management based on its knowledge of the business, current financial position and the strategic business plan with its best efforts.

Additionally, as a part of the Merger agreement with IPSA International, Inc., (see Note 4) the Company may be subject to issue additional shares of the Company’s stock based on the performance of the Company’s stock as of the 18 month anniversary of the transaction as well as the attainment of certain financial benchmarks by the IPSA subsidiary.  If 18 months from the IPSA transaction closing (February 9, 2015), the Company’s stock price is below $1.30, the Company shall issue additional shares, up to a maximum of 2.5 million shares, such that the value on the 18 month anniversary of the shares issued at closing is equal to the value at the closing.  The issuance of any shares based on the stock price on the 18 month anniversary will only occur if the IPSA subsidiary contributes $39 million and $4.5 million to the Company’s net revenue and earnings before income taxes, respectively, for the 12 months after closing.  The potential issuance of shares (“contingent value right”) is a derivative liability.  The contingent value right will be valued on a quarterly basis utilizing a Monte Carlo Simulation model, which include significant level 3 inputs, and the fair value of the contingent value right is included as a Derivative Liability.

Estimating fair values of these derivative financial instruments require the use of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are volatile and sensitive to changes in our trading market price, the trading market price of various peer companies and other key assumptions such as the probability of a capital raise for the Monte Carlo Simulation and the probability of stock price declines and ISA revenue and earnings levels described above. Since derivative financial instruments are initially and subsequently carried at fair value, our net income will reflect the sensitivity of these internal and external factors.

The key quantitative assumptions related to the Series C Common Stock Warrants, issued March 3, 2011 and expiring March 3, 2016, are as follows:

	March 31, 2015	December 31, 2014

Expected Life (Years)	0.9	1.2
Risk Free Rate	0.24%	0.32%
Volatility	24.46%	26.78%
Probability of a Capital Raise	8-25%	8-95%

                The key quantitative assumptions related to the contingent value right derivative liability are as follows:

March 31, 2015

Expected Life (Years)	1.5
Annual Return	0.45%
Daily Volatility	1.7%
Implied probability of reaching revenue and EBIT milestones	25% - 36%

                Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis (for the Company, only derivative liabilities related to common stock purchase warrants, issued directly in conjunction with debt and preferred stock issuances and the contingent value right) are summarized below and disclosed on the balance sheet under Derivative liability:

	March 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Derivative Liability – Common Stock Purchase Warrants:
Series B Preferred Stock	278,580		278,580
Promissory Notes	2,417		2,417
Series D Preferred Stock	2,780,749		2,780,749
Series C Preferred Stock	5,623,400			5,623,400
Derivative Liability – Contingent Value Right	164,003			164,003
Total	$8,849,149		$3,061,746	$5,787,403

	December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Derivative Liability – Common Stock Purchase Warrants:
Series B Preferred Stock	$794,633		$794,633
Promissory Notes	225,897		225,897
Series D Preferred Stock	3,325,449		3,325,449
Series C Preferred Stock	6,305,260			6,305,260
Total	$10,651,239		$4,345,979	$6,305,260

Note 4 – Acquisitions

IPSA International, Inc.

On February 6, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IPSA International, Inc. (“IPSA”). On February 9, 2015, the Company and IPSA consummated and closed the Merger, which was accounted for as a business acquisition.  Pursuant to the terms of the Merger Agreement, upon the closing of the Merger, the Corporation issued 10,000,000 shares of the Company’s common stock, valued at $13,300,000 to the stockholders of IPSA (the “Stock Consideration”), as well as paid $2,500,000 in cash to such stockholders.  In conjunction with the closing of the Merger, the Company entered into a registration rights agreement with the stockholders of IPSA whereby the Company agreed to provide piggyback registration rights to the holders of the Stock Consideration.  The Company also entered into an employment agreement with Dan Wachtler, the CEO of IPSA.  The Company incurred acquisition related costs of $649,442 and these were included in operating expenses.

IPSA specializes in Anti-Money Laundering (“AML”) operational, investigative and remedial services, AML risk advisory and consulting services, conducting high-end investigations with expertise in services ranging from complex financial crime and intellectual property issues to conducting anti-bribery investigations or due diligence on a potential partner or customer.   Additionally IPSA provides investigative services related to passport issuances by foreign countries.  IPSA has offices in the U.S., Canada, U.K., U.A.E. and Hong Kong and a talent base that is focused on assisting clients in making better-informed decisions to protect their investments and assets.

The valuation and purchase price allocation for the IPSA acquisition remains preliminary and will be finalized by June 30, 2015.

The following table presents the preliminary purchase price allocation:

Consideration	$15,800,000

Assets Acquired:
Current Assets	$11,798,564
Property & Equipment, net	29,180
Other long term assets	876,051
Intangible assets	6,444,140
Goodwill	11,096,630
Total assets acquired	30,244,565

Liabilities Assumed:
Accounts Payable	1,546,117
Factored Receivables Obligation	6,488,748
Accrued Expenses	1,858,173
Dividends Payable	1,100,000
Deferred Income Tax – non current	3,287,524
Derivative – contingent value right	164,003
Total liabilities assumed	14,444,565

Net Assets Acquired	$15,800,000

The acquired intangibles include customer relationships valued at $2,920,532 being amortized over 5 years, trademarks valued at $2,548,364 being amortized over 5 years and a non-compete agreement valued at $975,244 being amortized over 2 years.

As a part of the purchase price allocation, the Company recorded net deferred tax assets, which were recorded on IPSA’s books at the time of acquisition, of approximately $556,000.  In connection with the purchase price allocation, the Company recorded a deferred tax liability of approximately $2,842,000, with a corresponding increase to goodwill, for the tax effect of the acquired identifiable intangible assets from IPSA.  This liability was recorded as there will be no future tax deductions related to the acquired intangibles but they will be amortized as described above for financial reporting purposes.

Prior to the acquisition, the Company had determined that it was more likely than not that some portion or all of its deferred tax assets would not be realized and therefore had recorded a valuation allowance for the full amount of its deferred tax assets (which were $7,543,910 at December 31, 2014).  Upon the acquisition, the Company evaluated the likelihood that the acquired deferred tax assets and liabilities would be realized and as a result of that evaluation, recorded an increase to the valuation allowance of approximately $474,000 related to the acquired deferred tax assets and recorded a reduction in the valuation allowance of approximately $2,842,000 related to the deferred tax liability associated with the acquired identifiable intangible assets.  The net amount of these two adjustments to the Company’s valuation allowance against its net deferred tax assets was approximately $2,368,000 and is included in the income tax benefit on the Company’s consolidated statement of operations for the three months ended March 31, 2015.

Note 5 – Receivables sold with recourse:

The Company’s IPSA subsidiary sells certain of its accounts receivable with full recourse to Advance Payroll Funding Ltd. (“Advance”). Advance retains portions of the proceeds from the receivable sales as reserves, which are released to the Company as the receivables are collected.  Proceeds from sales of such receivables, net of amounts held in reserves, during the period from February 9, 2015 to March 31, 2015, totaled $2,205,708. The outstanding balance of full recourse receivables at March 31, 2015 was $10,868,069 and this amount is included in Accounts receivable on the consolidated balance sheet. This amount, less amounts held in reserves by the financial institution of $2,173,614 at March 31, 2015 are presented as factored receivables obligation on the accompanying consolidated balance sheet.  In the event of default, the Company is required to repurchase the entire balance of the full recourse receivables and is subject to fees.  There are no limits on the amount of accounts receivable factoring available to the Company under the factoring agreement.  The agreement with Advance is effective through January 10, 2016, with 24 month renewal intervals thereafter.  The Company may only terminate the agreement as of the end of the next maturing term, or may provide at least sixty days written notice for an early termination of the agreement.  In the event of early termination, the Company would be subject to an early termination fee calculated as the average monthly base fees earned by Advance for the three months having the highest total base fees throughout the previous twelve months, multiplied by the number of months (or portions thereof) between the early termination date and the end of the current term.

Note 6 – Pro-Forma Financial Information (unaudited):

The following unaudited pro-forma data summarizes the results of operations for the three months ended March 31, 2015 and 2014, as if the purchase of IPSA International, Inc. had been completed on January 1, 2014. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2014.

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Net revenues	$14,566,395	$19,809,555
Operating income (loss)	(2,313,408)	28,714
Net loss per share – basic and fully diluted	$(0.04)	$0.00

Note 7 - Net Income (Loss) Per Share:

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
	March 31,	March 31,
	2015	2014
Basic:
Numerator –net income (loss) available to common stockholders	$313,810	$(2,143,872)
Denominator – weighted-average shares outstanding	60,408,125	28,050,577
Net income (loss) per share – Basic	$0.01	$(0.08)

Diluted:
Numerator –net income (loss) available to common stockholders	$313,810	$(2,143,872)
Denominator – weighted-average shares outstanding	80,436,499	28,050,577
Net income (loss) per share – Diluted	$0.00	$(0.08)

The March 31, 2014 diluted computation excludes the effects of 52,336,472 common share equivalents because their inclusion would be antidilutive.

Note 8 – Stockholders’ Equity:

Common Stock:

Generally, the Company issues common stock in connection with acquisitions, as a part of equity financing transactions, as dividends on preferred stock, upon conversion of preferred shares to common stock and upon the exercise of stock options or warrants.

During the three months ended March 31, 2015, the Company issued 10,000,000 shares as a part of the merger agreement with IPSA International, Inc. (see Note 4), 10,435,589 shares as a part of equity financing transactions, 262,176 shares as dividends on Preferred Stock, 880,000 shares due to the conversion of Preferred Stock, 1,000,000 shares upon the exercise of options and 888,334 shares upon the exercise of warrants.

              During the three months ended March 31, 2015, the Company issued common stock as a part of the following three equity financing transactions:

               On February 9, 2015, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company issued 5,586,450 shares of common stock at a purchase price of $1.10 per share. In addition, the Company issued warrants to purchase up to 5,135,018 shares of the Company’s common stock in the aggregate, at an exercise price of $0.80 per share (the “Warrants”). The Warrants have a term of three years and may be exercised at any time from or after the date of issuance, may be exercised on a cashless basis and contain customary, structural anti-dilution protection (i.e., stock splits, dividends, etc). The warrants qualified for equity accounting.  Upon closing of this equity financing, the Company received proceeds of $6,145,095.

On February 17, 2015, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company issued 1,162,321 shares of common stock at a purchase price of $1.10 per share. In addition, the Company issued warrants to purchase up to 1,068,390 shares of the Corporation’s common stock in the aggregate, at an exercise price of $0.80 per share (the “Warrants”). The Warrants have a term of three years and may be exercised at any time from or after the date of issuance, may be exercised on a cashless basis and contain customary, structural anti-dilution protection (i.e., stock splits, dividends, etc). The warrants qualifed for equity acounting.  Upon closing of this equity financing, the Company received proceeds of $1,278,553.

On March 12, 2015, the Company entered into securities purchase agreements with a group of accredited investors, pursuant to which the Company issued 3,686,818 shares of common stock at a purchase price of $1.10 per share. In addition, the Company issued warrants to purchase up to 1,843,413 shares of the Corporation’s common stock in the aggregate, at an exercise price of $1.50 per share (the “Warrants”). The Warrants have a term of three years and may be exercised at any time from or after the date of issuance and contain customary, structural anti-dilution protection (i.e., stock splits, dividends, etc).  The warrants qualified for equity accounting.  Upon closing of this equity financing, the Company received proceeds of $4,055,498.

The Company incurred fees of $184,697 in connection with the three financing transactions discussed above and this amount has been charged to additional paid in capital.

7% Series B Convertible Preferred Stock:

During 2010, the Company issued 1,200,000 shares of 7% Series B Convertible Preferred Stock (“Series B Preferred Stock”), along with 1,058,940 detachable warrants.  The holders of shares of Series B Preferred Stock are entitled to receive a 7 percent annual dividend until the shares are converted to common stock.  The warrants, immediately exercisable, are for a term of five years, and entitle the holder to purchase shares of common stock at an exercise price of $ 0.77 per share.  During the three months ended March 31, 2015, 880,000 shares of Series B Preferred Stock were converted into 880,000 shares of common stock.  As of March 31, 2015 and December 31, 2014, 200,000 and 1,080,000 shares of the Series B Preferred Stock remained outstanding, respectively.

Series C Convertible Preferred Stock:

During 2011, the Company issued 2,380,952 shares of Series C Convertible Preferred Stock; $.001 par value per share (“Series C Preferred Stock”), along with 8,217,141 warrants.  Each share is priced at $2.10 and, when issued, included 3 warrants at an exercise price of $0.77 which expire in 5 years. The Series C Preferred Stock (a) is convertible into three shares of common stock, subject to certain adjustments, (b) pays 7 percent dividends per annum, payable annually in cash or shares of common stock, at the Company’s option, and (c) is automatically converted into common stock should the price of the Company’s common stock exceed $2.50 for 30 consecutive trading days. The warrants issued in connection with the Series C Preferred Stock contain full-ratchet anti-dilution provisions that require them to be recorded as a derivative instrument.  As of March 31, 2015 and December 31, 2014, 2,380,952 shares of the Series C Preferred Stock remain outstanding.

Series D Convertible Preferred Stock:

During 2012 and 2013 the Company issued 13,876 shares of Series D 8% Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) along with 6,125,527 warrants.  The purchase price of one share was $1,000.  Dividends are 8% per annum, payable semi-annually in cash or shares of common stock at the Company’s option.  The Series D Preferred Stock is convertible into common stock at the total purchase price divided by $0.75 (the “conversion rate”), and collectively, the “conversion price”.  The warrants are for a term of five years and have a strike price of $1.125 per share. The Series D Preferred Stock shall automatically convert into common stock, at the conversion rate, upon (i) the completion of a firm commitment underwritten public offering of the Company’s shares of common stock resulting in net proceeds to the Company of at least $10,000,000 and is offered at a price per share equal to at least 200% of the conversion price (subject to adjustment for any stock splits, stock dividends, etc.), (ii) upon the affirmative vote of the holders of a majority of the outstanding shares of Series D Preferred Stock, or (iii) on the second anniversary of the issue date of the Series D Preferred Stock.  The Series D Preferred Stock contains anti-dilution protection.  Holders of the Series D Preferred Stock shall vote together with the holders of common stock on an as-converted basis.  The Series D Preferred Stock automatically converted to common stock on December 26, 2014, which was the second anniversary of the original issuance of these shares.  As of March 31, 2015 and December 31, 2014, 0 shares of the Series D Preferred Stock remained outstanding.

   Stock Options:

The Company issued 1,372,000 stock options during the three months ended March 31, 2015 and 1,630,000 stock options during the three months ended March 31, 2014 under the 2008 Stock Incentive Plan.  The Company’s results for the three months ended March 31, 2015 and 2014, include stock option based compensation expense of $316,655 and $178,363, respectively.  These amounts are included within selling, gernal and adminstrative expenses on the Consolidated Statement of Operations.  There were no tax benefits recognized with respect to that stock based compensation during the three months ended March 31, 2015 or 2014.

The fair values of options granted during the three months ended March 31, 2015 were estimated using the Black Scholes option pricing model and using the following weighted-average assumptions:
Exercise price	$1.21 - $1.59
Risk free interest rate	0.80% - 1.60%
Volatility	27.62% - 31.60%
Expected term	2.5 Years – 5.5 Years
Dividend yield	None

The following table represents the activity under the stock incentive plan as of March 31, 2015 and the changes during each period:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	5,639,864	$0.83
Issued	6,585,000	$0.80
Exercised	(33,334)	$0.70
Forfeitures	(881,666)	$0.85
Outstanding at December 31, 2014	11,309,864	$0.81
Issued	1,372,000	$1.37
Exercised	(1,000,000)	$0.59
Forfeitures	(50,000)	$0.58
Outstanding at March 31, 2015	11,631,864	$0.89

   Warrants:

During the three months ended March 31, 2015, the Company issued 8,046,821 warrants to purchase shares of common stock in connection with financing transactions (see above in the common stock section of this Note), and 50,000 warrants to purchase shares of common stock in exchange for service.  The Company did not issue any warrants during the three month period ended March 31, 2014.  The Company’s results for the three months ended March 31, 2015 and 2014, include expense related to warrants issued for services of $11,095 and $2,525, respectively.  These amounts are included within selling, general and administrative expenses on the Consolidated Statements of Operations.

Warrant holders exercised 888,334 warrants to purchase common stock during the three months ended March 31, 2015.  The weighted average price of the exercised warrants was $0.74 and the Company received $656,976 in proceeds as a result of these exercises.  There were no warrants exercised during the three months ended March 31, 2014.

The following table represents the warrant activity as of March 31, 2015 and the changes during each period:

Warrants	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	19,112,360	$1.11
Issued	927,000	$1.05
Exercised	(1,186,300)	$0.71
Cancelled	(100,000)	$0.75
Outstanding at December 31, 2014	18,753,060	$1.06
Issued	8,096,821	$0.97
Exercised	(888,334)	$0.74
Outstanding at March 31, 2015	25,961,547	$1.04

As of March 31, 2015, there was approximately $686,556 of unrecognized compensation cost related to outstanding stock options and warrants, which will be recognized over a weighted average period of 0.9 years.

Note 9 – Segment Information:

The Company operates in three business segments: the Cyber Solutions segment, the Business Advisory Solutions segment and the Energy Solutions segment.  The Cyber Solutions segment provides cyber security and advanced technology training services, operational support and consulting services.  The Business Solutions segment, which includes IPSA as of February 9, 2015, provides anti-money laundering operational, advisory and consulting services, investigative due diligence services and advisory services in the following areas: risk, data, organizational change and cyber. The Energy Solutions segment works with customers to assess, design and install processes and automation to address energy regulation, strategy, cost, and usage initiatives.  The Business Solutions segment operated without IPSA for the full year in 2014 and up through February 9, 2015 during the three month period ended March 31, 2015.

The performance of the business is evaluated at the segment level.  Cash, debt and financing matters are managed centrally.  These segments operate as one from an accounting and overall executive management perspective, though each segment has senior management in place; however they are differentiated from a marketing and customer presentation perspective, though cross-selling opportunities exist and continue to be pursued.  Condensed summary segment information follows for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015
	Cyber Solutions	Energy Solutions	Business Advisory Solutions	Total

Revenue	$428,588	$522,930	$8,582,729	$9,534,247
Income (loss) from Operations before Overhead	$(1,002,969)	$(280,018)	$1,036,663	$(246,324)
Allocated Corporate Overhead	779,455	152,325	1,556,677	2,488,457
Loss from Operations	$(1,782,424)	$(432,343)	$(520,014)	$(2,734,781)

Assets	$3,644,702	$2,583,132	$42,154,855	$48,382,689

	Three Months Ended March 31, 2014
	Cyber Solutions	Energy Solutions	Business Advisory Solutions	Total

Revenue	$762,275	$792,903	$3,264,344	$4,819,522
Income (loss) from Operations before Overhead	$128,890	$(628,144)	$208,047	$(291,207)
Allocated Corporate Overhead	204,405	397,946	693,833	1,296,184
Loss from Operations	$(75,515)	$(1,026,090)	$(485,786)	$(1,587,391)

Assets	$2,563,191	$10,113,691	$8,519,092	$21,195,974

Note 10 – Commitments and Contingencies:

The Company signed as a co-indemnitor in support of surety bonds issued by Platte River Insurance on behalf of Prime Solutions for the benefit of Honeywell pursuant to Prime Solutions, Inc.’s (“Prime”) solar project located in Worcester Massachusetts (the “Prime Contract”).  The Company’s maximum liability exposure under the bond is $1,412,544, if Prime fails to meet its contracted obligations.  In October 2014, the Company determined it is probable that Prime will fail to meet its contracted obligations under the Prime Contract, and therefore, that the Company may have to meet outstanding Prime Contract obligations. The Company has evaluated the status of the project, amounts paid to date on the contract and assessed the remaining work to be performed.  The Company estimated that the most likely amount of the Company’s obligation under the Prime Contract is $650,000, and that amount was accrued as a Selling, general and administrative expense on the Consolidated Statement of Operations during 2014. Platte River Insurance Company instituted an action on April 8, 2015 in the United States District Court for the District of Massachusetts. As of the date hereof, the Company has not been served with a summons and complaint relating to this action.

Note 11 – Related Party Transactions:

On January 22, 2015, we paid dividends on our Series C Preferred Stock in Common Stock of the Company.  Of this dividend, $140,000, represented by 90,323 shares was paid to River Charitable Remainder Unitrust f/b/o Isaac Blech, which is controlled by Isaac Blech. On January 16, 2014, we paid dividends on our Series C Preferred Stock in Common Stock of the Company.  Of this dividend, $140,000, equating to 241,379, shares was paid to River Charitable Remainder Unitrust f/b/o Isaac Blech.  This entity is controlled by Isaac Blech, Vice Chairman of the Company’s Board of Directors.

               On February 9, 2015 we acquired IPSA International Inc. (“IPSA”). Mr. Grano, our Chief Executive Officer and Chairman of the Board, at the time of the acquisition served on the Board of Directors of IPSA.  In addition, Centurion Holdings of which Mr. Grano is a majority owner, was an approximate 5% stockholder of IPSA.  In consideration for the acquisition of IPSA, we paid approximately $15.8 million in cash and shares of our common stock to the stockholders of IPSA. Centurion received approximately $722,000 of such consideration.  Mr. Grano recused himself from all matters and voting processes related to the transaction.

Mr. Wachtler, was the CEO and Chairman at the time of the IPSA acquisition and is now our CEO of our IPSA subsidiary as well as a Director of the Company. Mr. Wachtler received approximately $9,478,000 of the consideration for the acquisition of IPSA.

Centurion Holdings, of which Mr. Grano is a majority owner, has a sublease agreement for a portion of its office in New York with IPSA.  The lease is at market rates and constitutes IPSA’s New York Office.  The lease expires Aug 2018.

On February 20, 2015 the Company paid a dividend to IPSA’s shareholders in the amount of $1,100,000.  The dividend had been declared and accrued on IPSA’s books on December 31, 2014, prior to the merger agreement with the Company.  $659,892 of this dividend was paid to Dan Wachtler, the CEO of IPSA International, who is now an officer and director of the Company.  $50,294 of this dividend was paid to Centurion Holdings, a Company whose majority owner is Joseph J. Grano, Jr., the Chairman and Chief Executive Officer of the Company.

Note 12 – Liquidity and Capital Resources:

As of March 31, 2015, we had cash and cash equivalents of $5,054,433, compared to $765,099 at December 31, 2014, an increase of $4,289,334.  The increase is primarily attributable to the proceeds from the three equity financing transactions during the first quarter of 2015 which totaled approximately $11,300,000, offset by the net cash used in operations of approximately $6,880,000.  The Company had a cash balance of approximately $4.2 million as of May 8, 2015.

Our objective from a liquidity perspective is to use operating cash flows to fund day to day operations.  In both the first quarter of 2015 and 2014 we did not achieve this objective, as cash flow from operations in the first quarter of 2015 and 2014 has been the net use of $6.9 million and $2.2 million, respectively.  Our high use of cash has been predominantly caused by a slower than expected pace of revenue growth in our existing businesses, costs associated with the IPSA acquisition and costs associated with the integration of the recent acquisition.  The Company continues to take steps to improve its liquidity going forward by executing on its repositioning and strategy adjustment that was announced in 2014, fully integrating IPSA, focusing on the areas of the business with the most opportunity for revenue growth and continuing to manage costs.  We expect our cyber unit’s performance generate positive cash flow   over the remainder of the year.  If this does not occur we may have to obtain additional financing to support our future operations and there can be no assurance that we will be able to obtain such financing, or if obtained, on terms favorable to the Company.  Failure to obtain the same will adversely affect the operations of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

Statements in this Form 10-Q, including the information incorporated by reference herein, that are not historical in nature, including those concerning the Company’s current expectations about its future requirements and needs, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “meets,” “could,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans” or “continues.” Although we believe that the expectations reflected in such forward-looking statements are reasonable at the time they are made, you are cautioned that forward-looking information and statements are subject to various risks and uncertainties, many of which are difficult to predict and generally beyond our control. Risks and uncertainties could cause actual results and developments to differ materially from those expressed in, or implied or projected by, forward-looking information and statements provided here or in other disclosures and presentations. Those risks and uncertainties include, but are not limited to, the risks listed in Part I – Item 1A of our Annual Report on Form 10-K for 2014.  We do not undertake any obligation to update or revise any forward-looking information or statements.

The following discussion should be read in conjunction with our financial statements and the related notes included in this Form 10-Q.

When this report uses the words “we,” “us,” “our,” “root9B,” and the “Company,” they refer to root9B Technologies, Inc.  “SEC” refers to the Securities and Exchange Commission.

The following discussion summarizes the significant factors affecting our results of operations and financial condition for the three month periods ended March 31, 2015 and March 31, 2014 (“ first quarter of 2015 ” and “ first quarter of 2014 ”, respectively). This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended December 31, 2014 (“2014”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for 2014.

OVERVIEW

We are a provider of Cyber Security, Business Advisory, and Energy solutions. We help clients in diverse industries improve performance, comply with complex regulations, reduce costs, leverage and integrate technology, manage risk, and stimulate growth.  Our primary focus is using our expertise on issues related to four key areas for customers; (i) Cyber security, (ii) anti money laundering and investigative due diligence services, (iii) regulatory, risk, and compliance initiatives, and (iv) energy services.  We work with our customers to assess, design, and provide customized advice and solutions that are tailored to address each client’s particular needs. We provide solutions and services to a wide variety of organizations including Fortune 500 companies, medium-sized businesses, and governmental entities.

Results of Operations

Our results of operations for the first quarter of 2015 and the first quarter of 2014 are highlighted in the table below and discussed in the following paragraphs:

	3 Months Ended March 31,
	2015	% of Net Revenue	2014	% of Net Revenue
Net Revenue	$9,534,247		$4,819,522
Operating Expenses:
Cost of revenues	7,317,168	76.7%	3,754,300	77.9%
Selling, general & administrative	4,016,535	42.1%	2,556,238	53.0%
Depreciation and amortization	285,883	3.0%	96,375	2.0%
Acquisition and financing related costs	649,442	6.8%	-	0.0%
Total operating expenses	12,269,028	128.6%	6,406,913	132.9%
Loss from Operations	(2,734,781)	-28.6%	(1,587,391)	-32.9%
Other Income (Expense):
Derivative (expense) income	1,343,447	14.1%	(417,294)	-8.7%
Interest expense, net	(183,306)	-1.9%	(17,807)	-0.4%
Other income (expense)	33,346	0.3%	285,460	5.9%
Total other (expense) income	1,193,487	12.5%	(149,641)	-3.1%
Income (Loss) Before Income Taxes	(1,541,294)	-16.1%	(1,737,032)	-36.0%
Income Tax Benefit (Expense)	2,261,476	23.7%	-	0.0%
Net Income (Loss)	720,182	7.6%	(1,737,032)	-36.0%
Preferred Stock Dividends	(406,372)	-4.2%	(406,840)	-8.5%
Net Income (Loss) Available to Common Stockholders	$313,810	3.4%	$(2,143,872)	-44.5%

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014

The result of operations described below includes the Cyber Solutions (“CS”) and the Energy Solutions (“ES”) segments for the first quarters of 2015 and 2014.  We acquired IPSA International, Inc. on February 9, 2015 and this new business is included in the Business Advisory Solutions (“BAS”) segment as of the acquisition date.

Net Revenue

Total revenue for the quarter ended March 31, 2015 was $9,534,247 as compared to $4,819,522 for the quarter ended March 31, 2014, a net increase of $4,714,725, or 97.8%.  Revenue for the quarter ended March 31, 2015 excluding the contribution from the acquisition of IPSA was $3,673,257, a net decrease of $1,146,265 when compared to the quarter ended March 31, 2014, or 23.8%.  Revenue by segment was as follows:

	Three Months Ended March 31
	2015	2014	% growth

Cyber Solutions	$428,588	$762,275	-43.8%

Business Advisory Solutions:
Without IPSA	2,721,739	3,264,344	-16.6%
IPSA	5,860,990	-	nm
Total Business Advisory Solutions	8,582,729	3,264,344	162.9%

Energy Solutions	522,930	792,903	-34.0%

Total Revenue	$9,534,247	$4,819,522	97.8%

Cyber Solutions Segment

Revenue for the CS segment for the quarter ended March 31, 2015 decreased 43.8% as compared to the quarter ended March 31, 2014.   The primary reason for the decline in revenue is due to revenue from cyber tools (hardware) in the first quarter of 2014 which was not repeated during the first quarter of 2015.  The other areas of revenue, training and operations, recorded a modest increase in revenue during the first quarter of 2015 as compared to 2014.  First quarter 2015 revenue is lower than expected primarily due to a longer than expected sales cycle.  The longer sales cycle has been caused by a paradigm changing approach to the market and  potential clients requesting a proof of concept as part of the process.  Additionally, the operations center is not expected to be completed until the end of the second quarter which is a critical component in selling our proprietary platform in the commercial sector.  Until we resolve these items, accurate forecasting of the operations of the CS segment will continue to be difficult.

Business Advisory Solutions Segment

Revenue for the BAS segment for the quarter ended March 31, 2015 increased 162.9% as compared to the quarter ended March 31, 2014.  The large increase is due to the acquisition of IPSA on February 9, 2015.  Revenue for the BAS segment, excluding the contribution of the IPSA acquisition, for the quarter ended March 31, 2015, decreased 16.6% as compared to the quarter ended March 31, 2014.  The decline in revenue for the BAS segment was mainly due to a significant decline in revenue from two large customers as well as the impact of three projects that were active during the first quarter of 2014 and completed in 2014, and the related revenue was not fully offset by revenue from new customers in 2015.  Our sales efforts have not been effective in replacing revenue reductions from existing customers.  Revenue due to the IPSA acquisition during the quarter ended March 31, 2015 was $5,860,990 and was very close to plan and completely incremental.

Energy Solutions Segment

Revenue for the ES segment for the quarter ended March 31, 2015 decreased 34.0% as compared to the quarter ended March 31, 2014.  As a part of the Company’s shift in strategy and repositioning that was announced in September 2014, the Company decided to de-emphasize the energy business and, as a result the assets of the energy audit business were sold in the first quarter of 2015.  This shift in the energy business was the primary reason for the decline in revenue.

Gross Margin

Gross margin (revenue less cost of revenues, defined as all costs for billable staff for the BAS segment and cost of goods for the CS and ES segments) increased to $2,217,079 for the quarter ended March 31, 2015 from $1,065,222 for the quarter ended March 31, 2014, increasing $1,151,857. The main reason for the increase in gross margin was the acquisition of IPSA on February 9, 2015.  Gross margin for the quarter ended March 31, 2015 excluding the contribution from the acquisition of IPSA was $236,770, a net decrease of $828,452 when compared to the quarter ended March 31, 2014.  The main reason for the decrease was the reduction in revenue in the Cyber Solutions segment as well as the increased investment in future revenue driving resources and expansion of the cyber proprietary platform, which were charged to cost of revenues.

Gross margin, as a percentage of revenue, increased slightly to 23.3% in the first quarter of 2015 from 22.1% in the first quarter of 2014.  On a segment basis, the gross margin percentage increased in the BAS segment to 31.1% in the first quarter of 2015 from 23.6% in the first quarter of 2014, increased in the ES segment to 7.5% in the first quarter of 2015 from -1.3% in the first quarter of 2014, and decreased in the CS segment to -114.4% in the first quarter of 2015 from 39.9% in the first quarter of 2014.  The significant decline in the CS gross margin percentage was due to the decrease in revenue and increase in cost of revenues due to a significant investment in resources positioned to drive future revenue.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased to $4,016,535 in the first quarter of 2015 from $2,556,238 in the first quarter of 2014, an increase of 57.1%.  SG&A expenses for the quarter ended March 31, 2015 excluding the impact from the acquisition of IPSA was $3,117,862, an increase of $561,624 when compared to the quarter ended March 31, 2014, or 22.0%.  As a percentage of net revenue, SG&A expenses decreased to 42.1% in the first quarter of 2015 as compared to 53.0% in the first quarter of 2014.  The decrease in SG&A expenses as a percentage of revenue was due primarily to the incremental revenue from the acquisition of IPSA.  SG&A expenses increased $1,460,297 during the first quarter of 2015 as compared to the first quarter of 2014 and break out as follows: the BAS segment increased $869,952, the ES segment decreased $259,410, the CS segment increased $312,840 and Corporate Overhead increased $536,915. The Company accounts and manages expenses as those directly related to a business segment and corporate overhead expenses which includes executive compensation, back office functions, such as finance and human resources, and other administrative costs.  Expenses related to these groups are discussed below.

Cyber Segment

SG&A expenses in the CS segment increased to $472,146 in the first quarter of 2015 as compared to $159,306 in the first quarter of 2014, an increase of $312,840 or 196.4%.  The increase is primarily due to increased labor costs of approximately $191,000, increased travel expense of $68,000 and increased rent expense of $44,000.  Labor costs and travel expense increased during the first quarter of 2015 as the Company continues to grow and build out CS resources and expertise as the Company positions for future growth in the cyber segment.   Rent expense increased as the Company leased three new office/training facilities.  CS expenses as a percentage of segment revenue increased to 110.2% in the first quarter of 2015 from 20.9% in the first quarter of 2014.

BAS Segment

SG&A expenses in the BAS segment increased to $1,412,218 in the first quarter of 2015 as compared to $542,266 in the first quarter of 2014, an increase of $869,952 or 160.4%.  The increase is attributable to the incremental expenses due to the acquisition of IPSA which were $898,673.  BAS expenses as a percentage of segment revenue decreased to 16.5% in the first quarter of 2015 from 16.6% in the first quarter of 2014.

ES Segment

SG&A expenses in the ES segment decreased to $299,073 in the first quarter of 2015 as compared to $558,483 in the first quarter of 2014, a decrease of $259,410 or 46.4%.  The decrease is primarily attributable to reduced labor costs of approximately $238,000.  The decrease in labor costs is due to planned reductions in the labor force as the Company’s shifted its strategy and de-emphasized the energy segment.  ES expenses as a percentage of segment revenue decreased to 57.2% in the first quarter of 2015 from 70.4% in the first quarter of 2014.

Corporate Overhead

Corporate Overhead SG&A expenses increased to $1,833,097 in the first quarter of 2015 from $1,296,184 in the first quarter of 2014, an increase of $536,913 or 41.4%.  The main drivers of the increase were an increase in labor costs of $260,000, an increase in stock option expense for employees and directors of $100,000, an increase in professional fees of $60,000 and an increase in Directors fees and expenses of $65,000.  The increase in labor costs was primarily due to the addition of an incremental executive position.  During January of 2014, the Company hired a senior team member who was leading the Energy Solutions group and is no longer with the Company.  Additionally, in May of 2014 a new CEO was named.  The compensation and bonus related to these two positions is incremental to the first three months of 2015 as compared to the first three months of 2014.  The increase in stock option expense was due to the issuance of 1,372,000 stock options to new hires, key employees and directors during the first quarter of 2015 and the increase of the initial value of the options due to the higher stock price during the first three months of 2015 as compared to the similar period in the prior year.

Acquisition related costs

On February 6, 2015, the Company entered into an Agreement and Plan of Merger with IPSA International, Inc. (“IPSA”). On February 9, 2015, the Company and IPSA consummated and closed the Merger.  During the first three months of 2015, the Company incurred one-time charges for legal, accounting and advisory fees of $649,442 related to the merger transaction.

Other Income (Expense)

Other Income (Expense) for the first quarter of 2015 resulted in income of $1,193,487 as compared to an expense of $149,641 in the first quarter of 2014.  The main component of the increase in other income (expense) is the derivative income (non-cash) and other income and is discussed below.

Derivative (expense) income

From May 2010 through the first quarter of 2013, the Company issued Series B Preferred Stock, Debentures, Series C Preferred Stock, 7% Convertible Redeemable Promissory Notes, and Series D Preferred Stock, all with detachable common stock purchase warrants deemed to be derivative instruments.  Additionally, a contingent value right was issued as a part of the merger agreement with IPSA International, Inc. and this right was also deemed to be a derivative instrument. These warrants and the contingent value right are recorded as derivative liabilities and “marked-to-market” based on fair value estimates at each reporting date.  Collectively, these derivatives were valued at an estimated fair value of $8,849,149 at March 31, 2015, with the change (decrease) in value since December 31, 2014 of $1,343,447, being recognized as derivative (non-cash) income on the consolidated statement of operations for the first quarter of 2015.  For the quarter ended March 31, 2014, the change in derivative valuation for the like period was non-cash expense of $417,294.

Other income

Other income decreased to $33,346 in the first quarter of 2015 as compared to $285,460 in the first quarter of 2014.  During the first quarter of 2015, the Company sold some assets from its Energy Solutions segment which resulted in a realized gain of approximately $85,000 and is included in other income.  During the first quarter of 2014, the Company entered into an agreement with the landlord for the New York office where it was agreed that we would vacate the office space at the end of 2014, which is earlier than the lease term, and in exchange incurred no rent expense during 2014.  As a result of this agreement the Company recorded a gain related to the early termination of the contract of $239,248 in the first quarter of 2014, which was included in other income.

Income Tax Benefit (Expense)

               The Company had an income tax benefit for the first quarter of 2015 of $2,261,476, compared to $0 of income tax expense for the first quarter of 2014.  The effective tax rate was (146.8)% in the first quarter of 2015 and 0.0% in the first quarter of 2014.

As a part of the purchase price allocation for the IPSA acquisition, the Company recorded net deferred tax assets, which were recorded on IPSA’s books at the time of acquisition, of approximately $556,000.  In connection with the purchase price allocation, the Company recorded a deferred tax liability of approximately $2,842,000, with a corresponding increase to goodwill, for the tax effect of the acquired identifiable intangible assets from IPSA.  This liability was recorded as there will be no future tax deductions related to the acquired intangibles but they will be amortized as described above for financial reporting purposes.

Prior to the acquisition, the Company had determined that it was more likely than not that some portion or all of its deferred tax assets would not be realized and therefore had recorded a valuation allowance for the full amount of its deferred tax assets (which were $7,543,910 at December 31, 2014).  Upon the acquisition, the Company evaluated the likelihood that the acquired deferred tax assets and liabilities would be realized and as a result of that evaluation, recorded an increase to the valuation allowance of approximately $474,000 related to the acquired deferred tax assets and recorded a reduction to the valuation allowance of approximately $2,842,000 related to the deferred tax liability associated with the acquired identifiable intangible assets.  The net amount of these two adjustments to the Company’s valuation allowance against its net deferred tax assets was approximately $2,368,000 and is included in the income tax benefit on the Company’s consolidated statement of operations for the three months ended March 31, 2015.

Preferred Stock Dividends

The Company has two series of Convertible Preferred Stock which pay dividends at annual specified rates.  The two series are: 7% Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock, which has a 7% dividend rate..  See further discussion on the Convertible Preferred Stock in Note 8 to the Financial Statements. Dividends paid during the first quarter of 2015, which were paid in common stock, were valued at issuance as follows: to Series B, 36,369 shares valued at $56,372, and to Series C, 225,807 shares valued at $350,000.

Common Stock Dividend

No dividend for common stock has been declared as of March 31, 2015, and the Company does not anticipate declaring dividends in the foreseeable future.

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

The Company’s significant accounting policies are outlined in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2014.  As a result of the merger with IPSA, described in Note 4, the Company has the following additional significant accounting policies:

Fees From Factoring Arrangement

Fees charged from the Company’s factoring arrangement for accounts receivable sold with full recourse include an administrative fee that is incurred upon funding of the factored invoices to the Company and a closing fee that is incurred when payment of the original accounts receivable amount is paid to the factoring company. Administrative and closing fees from the factoring arrangement are included in interest expense in the consolidated financial statements.

Foreign Currency Translation

The functional currencies of the Company’s foreign operations are the local currencies.  The consolidated financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date.  Income statement amounts have been translated using the average exchange rate for the year.  Accumulated net translation adjustments have been reported in other comprehensive income (loss) in the consolidated statements of income and comprehensive income (loss).

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The FASB has exposed a standard which would provide for a one-year deferral of the effective date of ASU 2014-09.  The proposal would require application of ASU 2014-09. for annual reporting periods beginning after December 15, 2017 and early adoption is permitted  as of the original effective date (i.e. for annual reporting periods beginning after December 15, 2016). The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

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

Since January 1, 2014, there have been several other new accounting pronouncements and updates to the Accounting Standards Codification.  Each of these updates has been reviewed by Management who does not believe their adoption has had or will have a material impact on the Company’s financial position or operating results.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of $5,054,433, compared to approximately $765,099 at December 31, 2014, an increase of $4,289,334.  The increase is primarily attributable to the proceeds from the three equity financing transactions during the first quarter of 2015 which totaled approximately $11,300,000, offset by the net cash used in operations of approximately $6,900,000.  The Company had a cash balance of approximately $4.2 million as of May 8, 2015.

Our objective from a liquidity perspective is to use operating cash flows to fund day to day operations.  In both the first quarter of 2015 and 2014, we did not achieve this objective, as cash flow from operations in the first quarter of 2015 and 2014 has been the net use of $6.9 million and $2.2 million, respectively.  Our high use of cash has been predominantly caused by a slower than expected pace of revenue growth in our existing businesses, costs associated with the IPSA acquisition as well as the associated integration costs.  The Company continues to take steps to improve its liquidity going forward by executing on its repositioning and strategy adjustment, fully integrating IPSA, focusing on the areas of the business with the most opportunity for revenue growth and continuing to manage costs.  We expect our cyber unit to generate positive cash flow over the remainder of the year.  If this does not occur we may have to obtain additional financing to support our future operations and there can be no assurance that we will be able to obtain such financing, or if obtained, on terms favorable to the Company.  Failure to obtain the same will adversely affect the operations of the Company.

Working capital was $5,952,363 and ($1,606,502) at March 31, 2015 and December 31, 2014, respectively, an increase of $7,558,865. The increase is driven primarily by the increase in cash from the three financing transactions during the first quarter as well as the additional current assets added from the IPSA acquisition.

 Non-current liabilities at March 31, 2015 are $8,852,693, and primarily consist of a derivative liability related to the current valuation of outstanding common stock purchase warrants of $8,849,149. Shareholders’ Equity was $22,026,595 at March 31, 2015 (representing 45.5% of total assets), compared to a balance at December 31, 2014 of ($5,480,525).

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

Cash Flows from Operating Activities

During the quarter ended March 31, 2015, net cash used in operating activities was $6,880,000 as compared to net cash used in operating activities of $2,238,000 during the quarter ended March 31, 2014, an increase of $4,642,000.  The net cash used during the quarter ended March 31, 2015 was primarily attributable to: i) the loss from operations of $2,735,000, ii) the net increase in accounts receivable and the factored receivables obligation of $1,657,000, and iii) the payments of accounts payable and accrued expenses of $1,927,000.

Cash Flows from Investing Activities

Cash used in investing activities during the quarter ended March 31, 2015 was $1,376,000 and was primarily due to the cash paid for IPSA merger transaction of $2,500,000 offset by the cash acquired from IPSA at the time of the merger of $1,130,000.

Cash Flows from Financing Activities

Cash provided by financing activities of $12,541,000 for the quarter ended March 31, 2015 was due to the proceeds from three equity financing transactions of $11,290,000 and cash received upon the exercise of stock options and warrants of $1,250,000.

We may need to raise additional funds in order to fund future business acquisitions or operations in the event our plans for improved cash flow are not achieved.  Financing transactions may include the issuance of equity or debt securities, and obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock, or if the Company continues to incur losses could make it more difficult to obtain financing through the issuance of equity or debt securities.  Furthermore, if we issue additional equity or debt securities, stockholders will likely experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional financing may restrict our ability to grow and may effect operations of the Company.

Off-Balance-Sheet Arrangements

As of March 31, 2015, and during the three months then ended, there were no other transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Outlook

In the latter half of 2014, the Company launched and announced the repositioning of the Company’s business and adjustment to its strategy to focus on cybersecurity and regulatory risk mitigation.  Effort on the strategic and structural changes to the Company continue.  In support of this strategy, in February 2015, the Company acquired IPSA International, Inc. and expanded its capabilities related to regulatory risk mitigation.  With this acquisition, we gain significant scale for the Company while increasing our cross sell ability for our cyber and regulatory risk solutions.  The strategic change in focus was driven by several factors: 1) our expertise, capabilities and proprietary solutions in the cyber security sector, 2) the growing opportunity related to cyber security, regulation and risk as indicated above, and 3) our overall ineffectiveness related to our targeted energy solutions.  We believe the demand for cyber security expertise and solutions will grow substantially and that this will continue to cause change related to solutions and regulation.  root9b, our cyber security segment is differentiated in four ways.  First, we have attracted many of the country’s most highly recognized subject matter experts, most of whom have served within the National Security Agency.  Second, root9B has proprietary hardware and software designed to combat the new methodologies being utilized by state-sponsored and sophisticated individual hackers.  Third, root9B utilizes an advanced integrated strategy known as active adversarial pursuit that employs HUNT capabilities, in which cyber threats are identified before or during an attack rather than discovering the attack after it has taken place.  We believe this approach represents a game changer in cyber defense.  During 2015, we are building an Adversarial Pursuit Operations Center to expand our ability to deliver these services as well as continuing to develop our proprietary products.  Fourth, root9B is known for its training curriculum and capabilities regarding cyber security.  The ongoing trend regarding cyber security is also moving into the regulatory/compliance arena beyond what it has traditionally been.  We see these trends being a good fit for our business model although we cannot assure that we can fully take advantage of the same.  To date our revenues in cyber have been below expectations, however we expect higher revenue growth during the remainder of the year, of which there can be no assurance at this time.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings and investment market fluctuation impact on long term assets.  Management believes that interest rate fluctuations will not have a material impact on the Company’s results of operations. Market fluctuation provides investment gain or loss on variable life insurance policies (managed by Metropolitan Life).  The policies are long term assets which contribute to the financial stability of the company and can impact funding and loan capability.

Market fluctuation impact on assets

For the three months ending March 31, 2015, the valuation of the Variable Life Insurance policies had an investment gain of $5,847.

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

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2015. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Platte River Insurance Company instituted an action on April 8, 2015 in the United States District Court for the District of Massachusetts. As of the date hereof, the Company has not been served with a summons and complaint relating to this action.  See Note 10 - Commitments and Contingencies for more details.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Other than those previously reported on Form 8-K, no unregistered securities were sold or issued during the period ended March 31, 2015.

Item 3	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Additional Risk Factor

WE HAVE CONTINUED TO EXPERIENCE SIGNIFICANT LOSSES FROM OPERATIONS

We have experienced substantial and continuing losses from operations which have continued in the first quarter of 2015.  These are the result of declining revenues in our existing businesses and increases in selling, general and administrative expenses incurred in preparation for growth, and such losses occurred notwithstanding the positive contribution of IPSA International, Inc. acquired on February 9, 2015.  We expect that our cyber security operations and the operations of IPSA, will increase revenues and help move the Company to positive cash flow, of which there can be no assurance, failing which additional financing will be required to maintain the Company’s operations.

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

ROOT9B TECHNOLOGIES, INC.
(Registrant)
DATE: May 15, 2015	By:	/s/ Joseph J. Grano, Jr.
Joseph J. Grano, Jr.
Chief Executive Officer

DATE: May 15, 2015	By:	/s/ Kenneth T. Smith
Kenneth T. Smith
Chief Financial Officer