Form 10-Q/A
period 2015-03-31
root9B Technologies Inc.
filed 2015-06-10
CIK 1272550

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

EXPLANATORY NOTE

Root9B Technologies (the “Company” or “we”) is filing this Amendment No. 1 (the “Amendment”) to our quarterly report on Form 10-Q for the quarter ended March 31, 2015, filed on May 15, 2015 (the “Original Filing”) to provide the interactive data files required by Item 601(b)(101) of Regulation S-K and Sections 405 of Regulation S-T.

No changes have been made to the Original Filing other than to add the information as described above. This Amendment should be read in conjunction with the Original Filing. This Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

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

ROOT9B TECHNOLOGIES, INC.
(Registrant)
DATE: June 10, 2015	By:	/s/ Joseph J. Grano, Jr.
Joseph J. Grano, Jr.
Chief Executive Officer

DATE: June 10, 2015	By:	/s/ Kenneth T. Smith
Kenneth T. Smith
Chief Financial Officer