Form 10-Q
period 2015-06-30
root9B Technologies Inc.
filed 2015-08-14
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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
[ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 73,089,364 shares of common stock were outstanding as of August 6, 2015.

Table of Contents
Page
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	2
Consolidated Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014	2
Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2015 and June 30, 2014	4
Consolidated Statements of Comprehensive Income(Loss) (Unaudited) for the Three and Six Months Ended June 30, 2015 and June 30, 2014	5
Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2015 and June 30, 2014	6
Notes to Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults Upon Senior Securities	40

Item 4. Mine Safety Disclosures	40

Item 5. Other Information	40

Item 6. Exhibits	41

Signatures	42
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

ROOT9B TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2015 AND DECEMBER 31, 2014

	(Unaudited)
	June, 30	December 31,
	2015	2014
ASSETS

CURRENT ASSETS:
Cash	$1,979,926	$765,099
Accounts receivable	10,224,552	3,078,604
Marketable securities	35,065	38,863
Cost and estimated earnings in excess of billings	738,532	731,709
Prepaid expenses and other current assets	971,954	384,223

Total current assets	13,950,029	4,998,498

Construction in Progress - at cost	1,004,856	-

Property and Equipment - at cost less accumulated depreciation	1,790,730	1,748,631

OTHER ASSETS:

Goodwill	15,379,864	4,352,177
Intangible assets - net	6,180,280	151,623
Investment in cost-method investee	100,000	100,000
Deferred income taxes	47,795	-
Cash surrender value of officers' life insurance	339,596	338,214
Deposits and other assets	434,101	175,497

Total other assets	22,481,636	5,117,511

TOTAL ASSETS	$39,227,251	$11,864,640

See Notes to Consolidated Financial Statements

	(Unaudited)
	June 30,	December 31,
	2015	2014
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Note payable	$1,540,062	$1,670,765
Factored receivables obligation	3,568,198	-
Current portion of long-term debt	1,500	1,500
Accounts payable	2,047,745	1,306,578
Billings in excess of costs and estimated earnings	578,074	991,254
Accrued expenses and other current liabilities	3,481,578	2,634,903

Total current liabilities	11,217,157	6,605,000

NONCURRENT LIABILITIES:

Long term debt - net of current portion	3,157	3,926

Derivative liability	6,067,381	10,651,239

Deferred tax liability	-	85,000

Total noncurrent liabilities	6,070,538	10,740,165

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, $.001 par value, 4,985,000 authorized, no shares issued or outstanding at June 30, 2015 and December 31, 2014.	-	-
Class B convertible preferred stock, no liquidation preference $.001 par value, 2,000,000 shares authorized, 0 and 1,080,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively.	-	1,080
Class C convertible preferred stock, $.001 par value, 2,500,000 shares authorized, 2,380,952 shares issued and outstanding at June 30, 2015 and December 31, 2014.	2,381	2,381
Common stock, $.001 par value, 125,000,000 shares authorized, 73,089,364 and 48,670,144 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively.	73,090	48,670
Additional paid-in capital	71,088,093	42,803,888
Accumulated deficit	(49,184,018)	(48,336,544)
Accumulated other comprehensive loss	(39,990)	-
Total stockholders' equity (deficit)	21,939,556	(5,480,525)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$39,227,251	$11,864,640

See Notes to Consolidated Financial Statements

ROOT9B TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
NET REVENUE	$7,949,984	$4,603,049	$17,484,232	$9,422,571

OPERATING EXPENSES:
Cost of revenues	6,080,676	3,460,400	13,397,844	7,214,700
Selling, general and administrative	4,554,313	2,688,191	8,570,848	5,244,430
Depreciation and amortization	390,147	99,682	676,030	196,057
Acquisition related costs	-	-	649,442	-

Total operating expenses	11,025,136	6,248,273	23,294,164	12,655,187

LOSS FROM OPERATIONS	(3,075,152)	(1,645,224)	(5,809,932)	(3,232,616)

OTHER INCOME (EXPENSE):
Derivative (expense) income	2,447,229	(953,678)	3,790,676	(1,370,972)
Interest expense, net	(347,335)	(11,644)	(530,641)	(29,451)
Other income	55,890	17,522	89,236	302,982

Total other (expense) income	2,155,784	(947,800)	3,349,271	(1,097,441)

LOSS BEFORE INCOME TAXES	(919,368)	(2,593,024)	(2,460,661)	(4,330,057)

INCOME TAX BENEFIT (EXPENSE)	(222,967)	-	2,038,509	-

NET LOSS	(1,142,335)	(2,593,024)	(422,153)	(4,330,057)

PREFERRED STOCK DIVIDENDS	-	(535,040)	(406,372)	(941,880)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,142,335)	$(3,128,064)	$(828,525)	$(5,271,937)

Net loss per share:
Basic	$(0.02)	$(0.11)	$(0.01)	$(0.19)
Diluted	$(0.02)	$(0.11)	$(0.01)	$(0.19)
Weighted average number of shares:
Basic	72,549,771	28,669,916	66,512,488	28,361,957
Diluted	72,549,771	28,669,916	66,512,488	28,361,957

See Notes to Consolidated Financial Statements

ROOT9B TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net Loss	$(1,142,335)	$(2,593,024)	$(422,153)	$(4,330,057)
Other comprehensive loss:
Foreign currency translation loss	(40,106)	-	(39,990)	-
Other comprehensive loss	(40,106)	-	(39,990)	-
COMPREHENSIVE LOSS	$(1,182,441)	$(2,593,024)	$(462,143)	$(4,330,057)

See Notes to Consolidated Financial Statements

ROOT9B TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net loss	$(422,153)	$(4,330,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	676,030	196,057
Amortization of debt discount	69,297	-
Decrease (increase) in cash surrender value of officers’ life insurance	(1,382)	69,333
(Income) loss from change in value of derivatives	(3,790,676)	1,370,972
Deferred income taxes	(2,255,419)	-
Stock option / warrant compensation expense	497,038	429,531
Gain on sale of assets	(79,327)	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,922,596	(300,888)
Decrease (increase) in marketable securities	3,798	(1,602)
Decrease (increase) in costs and estimated earnings in excess of billings	(37,886)	805,692
Decrease (increase) in prepaid expenses	(299,668)	(105,432)
Decrease (increase) in deposits and other assets	(206,142)	(36,814)
Increase (decrease) in accounts payable and accrued expenses	(2,898,401)	(979,974)
Increase (decrease) in factored receivables obligation	(2,920,549)	-
Increase (decrease) in billings in excess of costs and estimated earnings	(413,180)	98,910
Net cash used in operating activities	(9,156,024)	(2,784,272)

Cash flows from investing activities:
Cash paid in acquisitions net of cash acquired	(1,368,825)	-
Proceeds on sale of assets	99,828	-
Purchases of property and equipment and construction in progress	(1,159,731)	(109,312)
Net cash used in investing activities	(2,428,728)	(109,312)

Cash flows from financing activities:
Warrants and Options Exercised	1,545,120	-
Common stock issuances	11,294,449	-
Net payments on line of credit	-	(794,459)
Net cash provided by (used by) financing activities	12,839,569	(794,459)

Exchange gain (loss) on foreign currency	(39,990)	-

Net (decrease) increase in cash	1,214,827	(3,688,043)

Cash - beginning of period	765,099	7,003,773

Cash - end of period	$1,979,926	$3,315,730

See Notes to Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	June 30, 2015	June 30, 2014

Cash payments for:
Interest	$424,025	$29,451

Income taxes	$1,046,259	$0

Summary of non-cash investing and financing activities:
Issuance of 10,000,000 shares of common stock in IPSA International, Inc. acquisition	$13,300,000	$0
Issuance of 214,287 shares of common stock for principal and interest on convertible notes	$240,000	$0
Issuance of common stock for dividend payment on preferred stock	$406,372	$941,880
Reclassification of Derivative warrant liability to equity	$1,024,565	$0

  See Notes to Consolidated Financial Statements

ROOT9B TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
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

Recent accounting pronouncements:

In May, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In July 2015, the FASB approved a standard to provide for a one-year deferral of the effective date of ASU 2014-09.  The final ASU requires application of ASU 2014-09 for annual reporting periods beginning after December 15, 2017 and early adoption is permitted as of the original effective date (i.e. for annual reporting periods beginning after December 15, 2016).  The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

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

    Since January 1, 2015, there have been several other new accounting pronouncements and updates to the Accounting Standards Codification.  Each of these updates has been reviewed by Management who does not believe their adoption has had or will have a material impact on the Company’s financial position or operating results.

Note 2 – Summary of Significant Accounting Policies:

    The Company’s significant accounting policies are outlined in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2014.  As a result of the merger with IPSA International, Inc., described in Note 4 below, the Company has the following additional significant accounting policies:

     Fees From Factoring Arrangement

Fees charged to the Company from its factoring arrangement for accounts receivable sold with full recourse include an administrative fee that is incurred upon funding of the factored invoices to the Company and a closing fee that is incurred when payment of the original accounts receivable amount is paid to the factoring company by the Company’s customer. Administrative and closing fees from the factoring arrangement are included in interest expense in the consolidated financial statements.

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

    Estimating fair values of these derivative financial instruments require the use of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are volatile and sensitive to changes in our trading market price, the trading market price of various peer companies and other key assumptions such as the probability of a capital raise for the Monte Carlo Simulation and the probability of stock price declines and IPSA revenue and earnings levels described above. Since derivative financial instruments are initially and subsequently carried at fair value, our income will reflect this sensitivity of these internal and external factors.

The key quantitative assumptions related to the Series C Common Stock Warrants, issued March 3, 2011 and expiring March 3, 2016, are as follows:

	June 30, 2015	December 31, 2014

Expected Life (Years)	0.7	1.2
Risk Free Rate	0.17%	0.32%
Volatility	34.77%	26.78%
Probability of a Capital Raise	25 - 75%	8-95%

The key quantitative assumptions related to the contingent value right derivative liability are as follows:

June 30, 2015

Expected Life (Years)	1.1
Annual Return	0.32%
Daily Volatility	1.6%
Implied probability of reaching revenue and EBIT milestones	13%

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

    Financial assets and liabilities measured at fair value on a recurring basis (for the Company, only derivative liabilities related to common stock purchase warrants issued directly in conjunction with debt and preferred stock issuances and the contingent value right) are summarized below and disclosed on the balance sheet under Derivative liability:

	June 30, 2015
	Fair Value	Level 1	Level 2	Level 3
Derivative Liability – Common Stock Purchase Warrants:
Series B Preferred Stock	$35,463		$35,463
Promissory Notes	1,774		1,774
Series D Preferred Stock	2,047,064		2,047,064
Series C Preferred Stock	3,882,435			$3,882,435
Derivative Liability – Contingent Value Right	100,645			100,645
Total	$6,067,381		$2,084,301	$3,983,080

	December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Derivative Liability – Common Stock Purchase Warrants:
Series B Preferred Stock	$794,633		$794,633
Promissory Notes	225,897		225,897
Series D Preferred Stock	3,325,449		3,325,449
Series C Preferred Stock	6,305,260			$6,305,260
Total	$10,651,239		$4,345,979	$6,305,260

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

    Valuation work was completed during the second quarter and as a result amounts for intangible assets, goodwill and the derivative – contingent value right were adjusted from those previously reported on Form 10Q as of March 31, 2015.

The following table presents the final purchase price allocation:

Consideration	$15,800,000

Assets Acquired:
Current Assets	$11,798,564
Property and Equipment, net	29,180
Other long term assets	876,051
Intangible assets	6,580,464
Goodwill	11,027,687
Total assets acquired	30,311,946

Liabilities Assumed:
Accounts Payable	1,546,117
Factored Receivables Obligation	6,488,748
Accrued Expenses	1,858,173
Dividends Payable	1,100,000
Deferred Income Tax – non current	3,287,524
Derivative – contingent value right	231,384
Total liabilities assumed	14,511,946

Net Assets Acquired	$15,800,000

    The acquired intangibles include customer relationships valued at $3,056,856 being amortized over 5 years, trademarks valued at $2,548,364 being amortized over 15 years and a non-compete agreement valued at $975,244 being amortized over 2 years.

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

    Prior to the acquisition, the Company had determined that it was more likely than not that some portion or all of its deferred tax assets would not be realized and therefore had recorded a valuation allowance for the full amount of its deferred tax assets (which were $7,543,910 at December 31, 2014).  Upon the acquisition, the Company evaluated the likelihood that the acquired deferred tax assets and liabilities would be realized and as a result of that evaluation, recorded an increase to the valuation allowance of approximately $474,000 related to the acquired deferred tax assets and recorded a reduction in the valuation allowance of approximately $2,842,000 related to the deferred tax liability associated with the acquired identifiable intangible assets.  The net amount of these two adjustments to the Company’s valuation allowance against its net deferred tax assets was approximately $2,368,000 and is included in the income tax benefit on the Company’s consolidated statement of operations for the six months ended June 30, 2015.

Note 5 – Receivables sold with recourse:

The Company’s IPSA subsidiary sells certain of its accounts receivable with full recourse to Advance Payroll Funding Ltd. (“Advance”). Advance retains portions of the proceeds from the receivable sales as reserves, which are released to the Company as the receivables are collected.  Proceeds from sales of such receivables, net of amounts held in reserves, during the three months ended June 30, 2015 and the period from February 9, 2015 to June 30, 2015 totaled $1,703,328 and $3,909,036, respectively. The outstanding balance of full recourse receivables at June 30, 2015 was $6,280,447 and this amount is included in Accounts receivable on the consolidated balance sheet. This amount, less amounts held in reserves by the financial institution of $2,712,249 at June 30, 2015 are presented as factored receivables obligation on the accompanying consolidated balance sheet.  In the event of default, the Company is required to repurchase the entire balance of the full recourse receivables and is subject to fees.  There are no limits on the amount of accounts receivable factoring available to the Company under the factoring agreement.  The agreement with Advance is effective through January 10, 2016, with 24 month renewal intervals thereafter.  The Company may only terminate the agreement as of the end of the next maturing term, or may provide at least sixty days written notice for an early termination of the agreement.  In the event of early termination, the Company would be subject to an early termination fee calculated as the average monthly base fees earned by Advance for the three months having the highest total base fees throughout the previous twelve months, multiplied by the number of months (or portions thereof) between the early termination date and the end of the current term.

Note 6 – Pro-Forma Financial Information (unaudited):

The following unaudited pro-forma data summarizes the results of operations for the three and six months ended June 30, 2015 and June 30, 2014, as if the purchase of IPSA International, Inc. had been completed on January 1, 2014. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2014.

	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2014
Net revenues	N/A	*	$16,149,906
Operating loss	N/A	*	(710,655)
Net loss per share – basic and fully diluted	N/A	*	$(0.02)

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
Net revenues	$22,516,379	$35,959,461
Operating loss	(5,388,560)	(681,941)
Net loss per share – basic and fully diluted	$(0.08)	$(0.02)

*    All entities were consolidated effective February 9, 2015; therefore; the results of operations are included in these financial statements.

Note 7 - Net Loss Per Share:

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

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Basic:
Numerator –net loss available to common stockholders	$(1,142,335)	$(3,128,064)
Denominator – weighted-average shares outstanding	72,549,771	28,669,916
Net loss per share – Basic and diluted	$(0.02)	$(0.11)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Basic:
Numerator –net loss available to common stockholders	$(828,525)	$(5,271,937)
Denominator – weighted-average shares outstanding	66,512,488	28,361,957
Net loss per share – Basic and diluted	$(0.01)	$(0.19)

	June 30, 2015	June 30, 2014
Incremental common shares (not included due to their anti-dilutive nature) :
Stock options	11,752,864	9,479,864
Stock warrants	25,424,573	19,262,360
Convertible preferred stock – Series B	-	1,160,000
Convertible preferred stock – Series C	7,142,856	7,142,856
Convertible preferred stock – Series D	-	18,001,392
	44,320,293	55,046,472

Note 8 – Stockholders’ Equity:

Common Stock:

Generally, the Company issues common stock in connection with acquisitions, as a part of equity financing transactions, as dividends on preferred stock, upon conversion of preferred shares to common stock and upon the exercise of stock options or warrants.

During the six months ended June 30, 2015, the Company issued 10,000,000 shares as a part of the merger agreement with IPSA International, Inc. (see Note 4), 10,435,589 shares as a part of equity financing transactions, 262,176 shares as dividends on Preferred Stock, 1,080,000 shares due to the conversion of Preferred Stock, 1,127,001 shares upon the exercise of options, 1,300,167 shares upon the exercise of warrants and 214,287 shares upon conversion of a portion of the principal and interest on the convertible notes.

During the six months ended June 30, 2015, the Company issued common stock as a part of the following three equity financing transactions:

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

 7% Series B Convertible Preferred Stock:
During 2010, the Company issued 1,200,000 shares of 7% Series B Convertible Preferred Stock (“Series B Preferred Stock”), along with detachable warrants to purchase 1,058,940 shares of common stock.  The holders of shares of Series B Convertible Preferred Stock are entitled to receive a 7 percent annual dividend until the shares are converted to common stock.  The warrants, immediately exercisable, are for a term of five years, and entitle the holder to purchase shares of common stock at an exercise price of $ 0.77 per share.  During the six months ended June 30, 2015, 1,080,000 shares of Series B Preferred Stock were converted into 1,080,000 shares of common stock.  As of June 30, 2015 and December 31, 2014, 0 and 1,080,000 shares of the Series B Preferred Stock remained outstanding, respectively.

Series C Convertible Preferred Stock:

During 2011, the Company issued 2,380,952 shares of Series C Convertible Preferred Stock; $.001 par value per share (“Series C Preferred Stock”), along with 8,217,141 warrants.  Each share is priced at $2.10 and, when issued, included 3 warrants at an exercise price of $0.77 which expire in 5 years. The Series C Preferred Stock (a) is convertible into three shares of common stock, subject to certain adjustments, (b) pays 7 percent dividends per annum, payable annually in cash or shares of common stock, at the Company’s option, and (c) is automatically converted into common stock should the price of the Company’s common stock exceed $2.50 for 30 consecutive trading days. The warrants issued in connection with the Series C Preferred Stock contain full-ratchet anti-dilution provisions that require them to be recorded as a derivative instrument.  As of June 30, 2015 and December 31, 2014, 2,380,952 shares of the Series C Preferred Stock remain outstanding.

Series D Convertible Preferred Stock:

    During 2012 and 2013 the Company issued 13,876 shares of Series D 8% Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) along with 6,125,527 warrants.  The purchase price of one share was $1,000.  Dividends are 8% per annum, payable semi-annually in cash or shares of common stock at the Company’s option.  The Series D Preferred Stock is convertible into common stock at the total purchase price divided by $0.75 (the “conversion rate”), and collectively, the “conversion price”.  The warrants are for a term of five years and have a strike price of $1.125 per share. The Series D Preferred Stock shall automatically convert into common stock, at the conversion rate, upon (i) the completion of a firm commitment underwritten public offering of the Company’s shares of common stock resulting in net proceeds to the Company of at least $10,000,000 and is offered at a price per share equal to at least 200% of the conversion price (subject to adjustment for any stock splits, stock dividends, etc.), (ii) upon the affirmative vote of the holders of a majority of the outstanding shares of Series D Preferred Stock, or (iii) on the second anniversary of the issue date of the Series D Preferred Stock.  The Series D Preferred Stock contains anti-dilution protection.  Holders of the Series D Preferred Stock shall vote together with the holders of common stock on an as-converted basis.  The Series D Preferred Stock automatically converted to common stock on December 26, 2014, which was the second anniversary of the original issuance of these shares.  As of June 30, 2015 and December 31, 2014, 0 shares of the Series D Preferred Stock remained outstanding.

   Stock Options:

The Company issued 260,000 stock options during the three months ended June 30, 2015 and 2,925,000 stock options during the three months ended June 30, 2014 under the 2008 Stock Incentive Plan. The Company’s results for the three months ended June 30, 2015 and 2014, include stock option based compensation expense of $161,867 and $242,043, respectively.  These amounts are included within selling, general and administrative expenses on the Consolidated Statements of Operations.  There were no tax benefits recognized with respect to that stock based compensation during the three months ended June 30, 2015 or 2014.

The fair values of options granted during the three months ended June 30, 2015 were estimated using the Black Scholes option pricing model and using the following weighted-average assumptions:

Exercise price	$1.47 - $2.32
Risk free interest rate	1.40% - 1.67%
Volatility	31.05% - 31.24%
Expected term	5.5 – 5.7 Years
Dividend yield	None

The following table represents the activity under the stock incentive plan as of June 30, 2015 and the changes during each period:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	5,639,864	$0.83
Issued	6,585,000	$0.80
Exercised	(33,334)	$0.70
Forfeitures	(881,666)	$0.85
Outstanding at December 31, 2014	11,309,864	$0.81
Issued	1,632,000	$1.43
Exercised	(1,127,001)	$0.63
Forfeitures	(61,999)	$0.67
Outstanding at June 30, 2015	11,752,864	$0.91

   Warrants:

The Company issued warrants to purchase 25,000 shares of common stock in exchange for service during the three months ended June 30, 2015 and warrants to purchase 150,000 shares of common stock in exchange for service during the three months ended June 30, 2014.  The Company’s results for the three months ended June 30, 2015 and 2014, include expense related to warrants issued for services of $7,279 and $9,125, respectively.  These amounts are included within selling, general and administrative expenses on the Consolidated Statements of Operations.

Warrant holders exercised 561,974 warrants to purchase common stock, some of which were cashless exercises, during the three months ended June 30, 2015.  The weighted average price of the exercised warrants was $0.80 and the Company received $173,540 in proceeds and issued 411,833 shares of common stock as a result of these exercises.  There were no warrants exercised during the three months ended June 30, 2014.

The fair values of warrants granted for service during the three months ended June 30, 2015 were estimated using the following weighted-average assumptions:

Exercise price	$1.50
Risk free interest rate	0.39%
Volatility	26.47%
Expected term	1.5 Years
Dividend yield	None

The following table represents the warrant activity as of June 30, 2015 and the changes during each period:

Warrants	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	19,112,360	$1.11
Issued	927,000	$1.05
Exercised	(1,186,300)	$0.71
Cancelled	(100,000)	$0.75
Outstanding at December 31, 2014	18,753,060	$1.06
Issued	8,121,821	$0.97
Exercised	(1,450,308)	$0.76
Outstanding at June 30, 2015	25,424,573	$1.04

Note 9 - Note Payable:

    Between October 23, 2014 and November 21, 2014, the Company issued $1,800,000 of 10% Convertible Promissory Notes (the “Promissory Notes”) and warrants to purchase 630,000 shares of the Company’s common stock (the “Warrants”) to accredited investors.  The Promissory Notes have a term of 12 months, pay interest semi-annually at 10% per annum and can be voluntarily converted by the holder into shares of common stock at an exercise price of $1.12 per share.  The Warrants have an exercise price of $1.12 per share and have a term of five years.  The fair value of the Warrants was $140,513 and was recorded as a debt discount and credited to Additional Paid-In Capital.  The discount is being amortized to interest expense over the one year term of the note.  During the second quarter of 2015, $200,000 of the notes were converted to common stock.  At June 30, 2015 the outstanding amount of Promissory Notes (net of the debt discount) was $1,540,062.

Note 10 – Segment Information:

    The Company operates in three business segments: the Cyber Solutions segment, the Business Advisory Solutions segment and the Energy Solutions segment.  The Cyber Solutions segment provides cyber security and advanced technology training services, operational support and consulting services.  The Business Solutions segment, which includes IPSA as of February 9, 2015, provides anti-money laundering operational, advisory and consulting services, investigative due diligence services and advisory services in the following areas: risk, data, organizational change and cyber. The Energy Solutions segment works with customers to assess, design and install processes and automation to address energy regulation, strategy, cost, and usage initiatives.  The Business Solutions segment operated without IPSA for the full year in 2014 and up through February 9, 2015, and included IPSA from February 9, 2015 through June 30, 2015.

The performance of the business is evaluated at the segment level.  Cash, debt and financing matters are managed centrally.  These segments operate as one from an accounting and overall executive management perspective, though each segment has senior management in place; however they are differentiated from a marketing and customer presentation perspective, though cross-selling opportunities exist and continue to be pursued.  Condensed summary segment information follows for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015
	Cyber Solutions	Business Advisory Solutions *	Energy Solutions	Total

Revenue	$682,689	$6,715,586	$551,709	$7,949,984
Income (Loss) from Operations before Overhead	$(1,136,433)	$(162,495)	$(61,787)	$(1,360,715)
Allocated Corporate Overhead	140,203	1,447,580	126,654	1,714,437
Loss from Operations	$(1,276,636)	$(1,610,075)	$(188,441)	$(3,075,152)

	Three Months Ended June 30, 2014
	Cyber Solutions	Business Advisory Solutions *	Energy Solutions	Total

Revenue	$603,502	$3,364,837	$634,710	$4,603,049
Income (Loss) from Operations before Overhead	$(34,367)	$309,366	$(434,688)	$(159,689)
Allocated Corporate Overhead	218,214	695,746	571,575	1,485,535
Loss from Operations	$(252,581)	$(386,380)	$(1,006,263)	$(1,645,224)

	Six Months Ended June 30, 2015
	Cyber Solutions	Business Advisory Solutions *	Energy Solutions	Total

Revenue	$1,111,277	$15,298,316	$1,074,639	$17,484,232
Income (Loss) from Operations before Overhead	$(2,139,402)	$874,168	(341,805)	$(1,607,039)
Allocated Corporate Overhead	919,658	3,004,256	278,980	4,202,894
Loss from Operations	$(3,059,060)	$(2,130,087)	$(620,785)	$(5,809,932)

Assets	$4,407,940	$32,357,460	$2,461,851	$39,227,251

	Six Months Ended June 30, 2014
	Cyber Solutions	Business Advisory Solutions *	Energy Solutions	Total

Revenue	$1,365,777	$6,629,181	$1,427,613	$9,422,571
Income (Loss) from Operations before Overhead	$94,523	$517,413	$(1,062,833)	$(450,897)
Allocated Corporate Overhead	422,619	1,389,579	969,521	2,781,719
Loss from Operations	$(328,096)	$(872,166)	$(2,032,354)	$(3,232,616)

Assets	$2,686,567	$8,221,245	$9,456,020	$20,363,832

*    The Company acquired IPSA International, Inc. on February 9, 2015 and this new business is included in the Business Advisory Solutions segment as of the acquisition date.

Note 11 – Commitments and Contingencies:

The Company signed as a co-indemnitor in support of surety bonds issued by Platte River Insurance on behalf of Prime Solutions for the benefit of Honeywell pursuant to Prime Solutions, Inc.’s (“Prime”) solar project located in Worcester Massachusetts (the “Prime Contract”).  The Company’s maximum liability exposure under the bond is $1,412,544, if Prime fails to meet its contracted obligations.  In October 2014, the Company determined it was probable that Prime will fail to meet its contracted obligations under the Prime Contract, and therefore, that the Company may have to meet outstanding Prime Contract obligations. The Company has evaluated the status of the project, amounts paid to date on the contract and assessed the remaining work to be performed.  The Company estimated that the most likely amount of the Company’s obligation under the Prime Contract is $650,000, and that amount was accrued as a Selling, general and administrative expense on the Consolidated Statement of Operations during 2014. Platte River Insurance Company instituted an action on April 8, 2015 in the United States District Court for the District of Massachusetts. As of the date hereof, the Company has not been served with a summons and complaint relating to this action.

Legal Proceedings:

    The Company and three senior executives of the Company are named as defendants in a class action proceeding filed on June 23, 2015, in the U.S. District Court for the Central District of California.  The Plaintiff alleges in the Complaint violations of the federal securities laws on behalf of a class of persons who purchased shares of the Company’s common stock between December 1, 2014 and June 15, 2015.  In general, the complaint alleges that false or misleading statements were made or that there was a failure to make appropriate disclosures concerning the Company’s cyber security business and products.  We cannot predict the outcome of this lawsuit; however, the Company believes that the claims lack merit and intends to defend against the lawsuit vigorously.  The Company has hired counsel to represent the defendants.

Note 12 – Related Party Transactions:

On January 22, 2015, we paid dividends on our Series C Preferred Stock in Common Stock of the Company.  Of this dividend, $140,000, represented by 90,323 shares, was paid to River Charitable Remainder Unitrust f/b/o Isaac Blech.  On January 16, 2014, we paid dividends on our Series C Preferred Stock in Common Stock of the Company.  Of this dividend, $140,000, equating to 241,379, shares was paid to River Charitable Remainder Unitrust f/b/o Isaac Blech.  River Charitable Remainder Unitrust f/b/o Isaac Blech is controlled by Isaac Blech, Vice Chairman of the Company’s Board of Directors.

On February 9, 2015 we acquired IPSA International Inc. (“IPSA”). Mr. Joseph Grano, our Chief Executive Officer and Chairman of the Board, served, at the time of the acquisition, on the Board of Directors of IPSA.  In addition, Centurion Holdings of which Mr. Grano is a majority owner, was an approximately 5% stockholder of IPSA.  In consideration for the acquisition of IPSA, we paid approximately $15.8 million in cash and shares of our common stock to the stockholders of IPSA. Centurion received approximately $722,000 of such consideration.  Mr. Grano recused himself from all matters and voting processes related to the transaction.

Mr. Dan Wachtler, was the CEO and Chairman at the time of the IPSA acquisition and is now CEO of our IPSA subsidiary as well as a Director of the Company. Mr. Wachtler received approximately $9,478,000 of the consideration for the acquisition of IPSA.

Centurion Holdings, of which Mr. Grano is a majority owner, has a sublease agreement for a portion of its office in New York with IPSA.  The sublease is at market rates and constitutes IPSA’s New York Office.  The lease expires in August 2018.

    On February 20, 2015 the Company paid a dividend to IPSA’s shareholders in the amount of $1,100,000.  The dividend had been declared and accrued on IPSA’s books on December 31, 2014, prior to the merger agreement with the Company.  $659,892 of this dividend was paid to Mr. Wachtler and $50,294 of this dividend was paid to Centurion Holdings, a Company whose majority owner is Mr. Grano.

Note 13 – Liquidity and Capital Resources:

    As of June 30, 2015, we had cash and cash equivalents of $1,979,926, compared to $765,099 at December 31, 2014, an increase of $1,214,827.  The increase is attributable to the proceeds from the three equity financing transactions during the first quarter of 2015 which totaled approximately $11,300,000, offset by the net cash used in operations during the first six months of 2015 of approximately $9,200,000.  The Company had a cash balance of approximately $2.2 million as of August 10, 2015.

    Our objective from a liquidity perspective is to use operating cash flows to fund day to day operations.  In both the first six months of 2015 and 2014 we did not achieve this objective, as cash flow from operations in the first six months of 2015 and 2014 has been the net use of $9.2 million and $2.8 million, respectively.  Our high use of cash has been predominantly caused by declines in revenue in our existing businesses, costs associated with the IPSA acquisition, costs for the ramp up of the cyber solutions employee base and capital costs associated with the build out of the operations center for the cyber solutions group.  Additionally, revenues at IPSA were below expectations during the second quarter of 2015 due to the unexpected delay and ultimate early termination of a project with a significant customer and revenue in the cyber solutions segment has not materialized at the pace that was anticipated.  Based on the foregoing, we will have to obtain additional financing by the end of the third quarter to support our future operations and there can be no assurance that we will be able to obtain such financing, or if obtained, on terms favorable to the Company.  Failure to obtain the same will adversely affect the operations of the Company.

Note 14 – Subsequent Events:

On August 11, 2015 (the “Closing Date”), the Company entered into an exchange agreement (the “Exchange Agreement”) with the holders of outstanding warrants to purchase shares of the Company’s common stock (the “Holders”), pursuant to which the Company agreed to issue warrants to purchase an aggregate of 7,142,856 shares of the Company’s common stock (the “Replacement Warrants”) in exchange for the cancellation of the Holder’s existing warrants to purchase an aggregate of 7,142,856 shares of the Company’s common stock (the “Prior Warrants”). The Holders consist of (i) River Charitable Remainder Unitrust f/b/o Isaac Blech (the “Trust”), of which Isaac Blech, a current Director of the Company, is the sole trustee; and (ii) Miriam Blech, the wife of Isaac Blech.  The Prior Warrants had an exercise price of $0.77 per share, contained weighted-average anti-dilution price protection and contained an expiration date of March 3, 2016. The Replacement Warrants have an exercise price of $1.20 per share, are not exercisable for a period of eighteen months from the Closing Date and expire on the three year anniversary of the Closing Date. Pursuant to the terms of the Exchange Agreement, the Company has agreed to seek shareholder approval for an increase in the Company’s authorized capital stock within twelve months of the Closing Date. In the event the Company fails to obtain approval of the proposal relating to such increase in the Company’s authorized capital stock the Company has agreed to resubmit such proposal to its stockholders within three (3) months after the result of the prior meeting is rendered.

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

    The following discussion summarizes the significant factors affecting our results of operations and financial condition for the three month periods ended June 30, 2015 and June 30, 2014 (“second quarter of 2015 ” and “second quarter of 2014”, respectively) and the six month periods ended June 30, 2015 and 2014.  This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended December 31, 2014 (“2014”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for 2014.

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

Liquidity

    Based on recent trends in operating income and the use of cash for operations, we have determined that we will have to obtain additional financing by the end of the third quarter to support our future operations and there can be no assurance that we will be able to obtain such financing, or if obtained, on terms favorable to the Company.  Failure to obtain the same will adversely affect the operations of the Company.  Please see further discussion in the “Liquidity and Capital Resources” section below.

Results of Operations

    Our results of operations for the three months ended June 30, 2015 and the three months ended June 30, 2014 are highlighted in the table below and discussed in the following paragraphs:

	3 Months Ended June 30,
	2015	% of Net Revenue	2014	% of Net Revenue
Net Revenue	$7,949,984		$4,603,049
Operating Expenses:
Cost of revenues	6,080,676	76.5%	3,460,400	75.2%
Selling, general & administrative	4,554,313	57.3%	2,688,191	58.4%
Depreciation and amortization	390,147	4.9%	99,682	2.2%
Total operating expenses	11,025,136	138.7%	6,248,273	135.8%
Loss from Operations	(3,075,152)	-38.7%	(1,645,224)	-35.8%
Other Income (Expense):
Derivative (expense) income	2,447,229	30.8%	(953,678)	-20.7%
Interest expense, net	(347,335)	-4.4%	(11,644)	-0.3%
Other income	55,890	0.7%	17,522	0.4%
Total other (expense) income	2,155,784	27.1%	(947,800)	-20.6%
Loss Before Income Taxes	(919,368)	-11.6%	(2,593,024)	-56.4%
Income Tax Expense	(222,967)	-2.8%	-	0.0%
Net Loss	(1,142,335)	-14.4%	(2,593,024)	-56.4%
Preferred Stock Dividends	-	0.0%	(535,040)	-11.6%
Net Loss Available to Common Stockholders	$(1,142,335)	-14.4%	$(3,128,064)	-68.0%

Comparison of the three months ended June 30, 2015 to the three months ended June 30, 2014

The result of operations described below includes the Cyber Solutions (“CS”), Business Advisory Solutions (“BAS”) and the Energy Solutions (“ES”) segments for the second quarters of 2015 and 2014.  We acquired IPSA International, Inc. on February 9, 2015 and this new business is included in the BAS segment as of the acquisition date.

Net Revenue

    Total revenue for the quarter ended June 30, 2015 was $7,949,984 as compared to $4,603,049 for the quarter ended June 30, 2014, a net increase of $3,346,935, or 72.7%.  Revenue for the quarter ended June 30, 2015 excluding the contribution from the acquisition of IPSA was $3,378,206, a net decrease of $1,224,843 when compared to the quarter ended June 30, 2014, or 26.6%.  Revenue by segment was as follows:

	Three Months Ended June 30
	2015	2014	% growth

Cyber Solutions	$682,689	$603,502	13.1%

Business Advisory Solutions:
Without IPSA	2,143,808	3,364,837	-36.3%
IPSA	4,571,778	-	nm
Total Business Advisory Solutions	6,715,586	3,364,837	99.5%

Energy Solutions	551,709	634,710	-13.1%

Total Revenue	$7,949,984	$4,603,049	72.7%

Cyber Solutions Segment

    Revenue for the CS segment for the quarter ended June 30, 2015 increased 13.1% as compared to the quarter ended June 30, 2014.   The primary reason for the increase in revenue is due to an increase in revenue from cyber training and revenue from two new cyber services projects.  Additionally, during the second quarter of 2014, the CS segment had revenue of approximately $224,000 from hardware re-sales which was not repeated in the second quarter of 2015.  Revenue for this line of business (hardware re-sales) is significantly lower in 2015 as compared to 2014 and it is planned to be discontinued.  The CS segment has operated as an early stage business to date and revenue growth has been pressured by a longer than expected sales cycle for its newly developed product offering.

Business Advisory Solutions Segment

Revenue for the BAS segment for the quarter ended June 30, 2015 increased 99.5% as compared to the quarter ended June 30, 2014.  The large increase is due to the acquisition of IPSA on February 9, 2015.  Revenue for the BAS segment, excluding the contribution of the IPSA acquisition, for the quarter ended June 30, 2015, decreased 36.3% as compared to the quarter ended June 30, 2014.  The decline in revenue for the BAS segment was mainly due to a significant decline in revenue from four large customers as well as the impact of five projects that were active during the second quarter of 2014 and completed in 2014, and the related revenue was not fully offset by revenue from new customers in 2015.  Our sales efforts have not been effective in replacing revenue reductions from existing customers.  Revenue due to the IPSA acquisition during the quarter ended June 30, 2015 was $4,571,778 and was entirely incremental. Revenue from IPSA was below expectations during the second quarter of 2015 due to the unexpected delay and ultimate early termination of a project with a significant customer.

Energy Solutions Segment

Revenue for the ES segment for the quarter ended June 30, 2015 decreased 13.1% as compared to the quarter ended June 30, 2014.  As a part of the Company’s shift in strategy and repositioning that was announced in September 2014, the Company decided to de-emphasize the energy business and, as a result the assets of the energy audit business were sold in the first quarter of 2015.  This shift in the energy business was the primary reason for the decline in revenue.

Gross Margin

Gross margin (revenue less cost of revenues, defined as all costs for billable staff for the BAS segment and cost of goods for the ES and CS segments) increased to $1,869,308 for the quarter ended June 30, 2015 from $1,142,649 for the quarter ended June 30, 2014, increasing $726,659.  The main reason for the increase in gross margin was the acquisition of IPSA on February 9, 2015.  Gross margin for the quarter ended June 30, 2015 excluding the contribution from the acquisition of IPSA was $173,161, a net decrease of $969,488 when compared to the quarter ended June 30, 2014.  The main reason for the decrease was the increased expenditure in future revenue related resources in the Cyber Solutions segment and expansion of the cyber proprietary platform, which were charged to cost of revenues.

Gross margin, as a percentage of revenue, decreased slightly to 23.5% in the second quarter of 2015 from 24.8% in the second quarter of 2014.  On a segment basis, the gross margin percentage increased in the BAS segment to 32.5% in the second quarter of 2015 from 25.1% in the second quarter of 2014, increased in the ES segment to 26.8% in the second quarter of 2015 from 16.7% in the second quarter of 2014, and decreased in the CS segment to -56.2% in the second quarter of 2015 from 31.7% in the second quarter of 2014.  The significant decline in the CS gross margin percentage was due to the increase in cost of revenues due to a significant investment in resources positioned to drive future projected revenue growth.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased to $4,554,313 in the second quarter of 2015 from $2,688,191 in the second quarter of 2014, an increase of 69.4%.  SG&A expenses for the quarter ended June 30, 2015 excluding the impact from the acquisition of IPSA were $2,954,636, an increase of $266,445 when compared to the quarter ended June 30, 2014, or 9.9%.  As a percentage of net revenue, SG&A expenses decreased to 57.3% in the second quarter of 2015 as compared to 58.4% in the second quarter of 2014.  SG&A expenses increased $1,866,122 during the second quarter of 2015 as compared to the second quarter of 2014 and break out as follows: the BAS segment increased $1,506,550, the ES segment decreased $290,177, the CS segment increased $426,876 and Corporate Overhead increased $222,873. The Company accounts and manages expenses as those directly related to a business segment and corporate overhead expenses which includes executive compensation, back office functions, such as finance and human resources, and other administrative costs.  Expenses related to these groups are discussed below.

Cyber Segment

SG&A expenses in the CS segment increased to $635,355 in the second quarter of 2015 as compared to $208,479 in the second quarter of 2014, an increase of $426,876 or 204.8%.  The increase is primarily due to increased labor costs of approximately $235,000, increased travel expense of $87,000 and increased rent expense of $46,000.  Labor costs and travel expense increased during the second quarter of 2015 as the Company continues to grow and build out CS resources and expertise as the Company positions for future growth in the cyber segment.   Rent expense increased as the Company leased three new office/training facilities.  CS expenses as a percentage of segment revenue increased to 93.1% in the second quarter of 2015 from 34.5% in the second quarter of 2014.

BAS Segment

SG&A expenses in the BAS segment increased to $2,021,456 in the second quarter of 2015 as compared to $514,906 in the second quarter of 2014, an increase of $1,506,550 or 292.6%.  The increase is attributable to the incremental expenses due to the acquisition of IPSA which were $1,599,677.  BAS expenses as a percentage of segment revenue increased to 30.1% in the second quarter of 2015 from 15.3% in the second quarter of 2014.

ES Segment

SG&A expenses in the ES segment decreased to $189,094 in the second quarter of 2015 as compared to $479,271 in the second quarter of 2014, a decrease of $290,177 or 60.5%.  The decrease is primarily attributable to reduced labor costs of approximately $232,000.  The decrease in labor costs is due to planned reductions in the labor force as the Company’s shifted its strategy and de-emphasized the energy segment.  ES expenses as a percentage of segment revenue decreased to 34.3% in the second quarter of 2015 from 75.5% in the second quarter of 2014.

Corporate Overhead

Corporate Overhead SG&A expenses increased to $1,708,408 in the second quarter of 2015 from $1,485,535 in the second quarter of 2014, an increase of $222,873 or 15.0%.  The main drivers of the increase were increases in labor costs of $140,000 and in professional fees of $190,000, which were offset by decreases in stock option expense for employees and directors of $70,000 and in travel expenses of $30,000.  The increase in labor costs was primarily due to the addition of an incremental executive position.  During January of 2014, the Company hired a senior team member who was leading the Energy Solutions group and is no longer with the Company.  Additionally, in May of 2014 a new CEO was named.  The compensation and bonus related to these two positions is partially incremental to the second quarter of 2015 as compared to the second quarter of 2014.  The increase in professional fees is primarily due to higher legal and accounting fees as well as increased public relations and investor relations fees.  The decrease in stock option expense was due to the issuance of fewer stock options to new hires, key employees and directors during the second quarter of 2015 as compared to the second quarter of 2014.

Other Income (Expense)

Other Income (Expense) for the second quarter of 2015 resulted in income of approximately $2,155,784 as compared to an expense of $947,800 in the second quarter of 2014.  The main component of the net expense is the derivative expense and other income and is discussed below.

Derivative (expense) income

From May 2010 through the first quarter of 2013, the Company issued Series B Preferred Stock, Debentures, Series C Preferred Stock, 7% Convertible Redeemable Promissory Notes, and Series D Preferred Stock, all with detachable common stock purchase warrants deemed to be derivative instruments.  Additionally, a contingent value right was issued as a part of the merger agreement with IPSA International, Inc. and this right was also deemed to be a derivative instrument. These warrants and the contingent value right are recorded as derivative liabilities and “marked-to-market” based on fair value estimates at each reporting date.  Collectively, these derivatives were valued at an estimated fair value of $6,067,381 at June 30, 2015, with the change (decrease) in value since March 31, 2015 of $2,447,229, being recognized as derivative (non-cash) income on the consolidated statement of operations for the second quarter of 2015.  For the quarter ended June 30, 2014, the change in derivative valuation for the like period was non-cash expense of $953,678.

Interest Expense

Interest expense increased to approximately $347,000 in the second quarter of 2015 as compared to approximately $12,000 in the second quarter of 2014.  The Company’s IPSA subsidiary sells certain of its accounts receivable with full recourse to Advance Payroll Funding Ltd. (“Advance”).  Fees charged to the Company from this factoring arrangement with Advance for accounts receivable sold with full recourse include an administrative fee that is incurred upon funding of the factored invoices to the Company and a closing fee that is incurred when payment of the original accounts receivable amount is paid to the factoring company by the Company’s customer. Administrative and closing fees from the factoring arrangement are included in interest expense in the consolidated financial statements.  During the second quarter of 2015 interest expense related to this arrangement was approximately $271,000 and completely incremental as compared to the same period last year.  Additionally, during the second quarter of 2015 the Company incurred interest expense of approximately $76,000 related to the outstanding convertible notes, which was also incremental as compared to the same period last year.

Income Tax Benefit (Expense)

The Company had income tax expense for the second quarter of 2015 of $222,967, compared to $0 of income tax expense for the second quarter of 2014.  The effective tax rate was (24.3)% in the second quarter of 2015 and 0.0% in the second quarter of 2014.  The income tax expense relates primarily to income tax on profits in the Canadian business of the IPSA International subsidiary.

Preferred Stock Dividends

The Company has three series of Convertible Preferred Stock which pay dividends at annual specified rates.  The three series are: 7% Series B Convertible Preferred Stock, 7% Series C Convertible Preferred Stock, and the 8% Series D Convertible Preferred Stock.  See further discussion on the Convertible Preferred Stock in Note 8 to the Financial Statements.  There were no dividends paid during the second quarter of 2015.  Dividends paid during the second quarter of 2014, which were paid in common stock, were valued at issuance as follows: to Series D, 972,791 shares valued at $535,040.

Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014

    Our results of operations for the first six months of 2015 and the first six months of 2014 are highlighted in the table below and discussed in the following paragraphs:

	6 Months Ended June 30,
	2015	% of Net Revenue	2014	% of Net Revenue
Net Revenue	$17,484,232		$9,422,571
Operating Expenses:
Cost of revenues	13,397,844	76.6%	7,214,700	76.6%
Selling, general & administrative	8,570,848	49.0%	5,244,430	55.6%
Depreciation and amortization	676,030	3.9%	196,057	2.1%
Acquisition related costs	649,442	3.7%	-	0.0%
Total operating expenses	23,294,164	133.2%	12,655,187	134.3%
Loss from Operations	(5,809,932)	-33.2%	(3,232,616)	-34.3%
Other Income (Expense):
Derivative (expense) income	3,790,676	21.6%	(1,370,972)	-14.6%
Interest expense, net	(530,641)	-3.0%	(29,451)	-0.3%
Other income	89,236	0.5%	302,982	3.2%
Total other (expense) income	3,349,271	19.1%	(1,097,441)	-11.7%
Loss Before Income Taxes	(2,460,661)	-14.1%	(4,330,057)	-46.0%
Income Tax Benefit (Expense)	2,038,509	11.7%	-	0.0%
Net (Loss)	(422,153)	-2.4%	(4,330,057)	-46.0%
Preferred Stock Dividends	(406,372)	-2.3%	(941,880)	-10.0%
Net Loss Available to Common Stockholders	$(828,525)	-4.7%	$(5,271,937)	-56.0%

The result of operations described below includes the Cyber Solutions (“CS”), Business Advisory Solutions (“BAS”) and the Energy Solutions (“ES”) segments for the six months ended June 30, 2015 and 2014.  We acquired IPSA International, Inc. on February 9, 2015 and this new business is included in the BAS segment as of the acquisition date.

Net Revenue

    Total revenue for the six months ended June 30, 2015 was $17,484,232 as compared to $9,422,571 for the six months ended June 30, 2014, a net increase of $8,061,661, or 85.6%.  Revenue for the six months ended June 30, 2015 excluding the contribution from the acquisition of IPSA was $7,051,463, a net decrease of $2,371,108 when compared to the six months ended June 30, 2014, or 25.2%.  Revenue by segment was as follows

	Six Months Ended June 30
	2015	2014	% growth

Cyber Solutions	$1,111,277	$1,365,777	-18.6%

Business Advisory Solutions:
Without IPSA	4,865,547	6,629,181	-26.6%
IPSA	10,432,768	-	nm
Total Business Advisory Solutions	15,298,315	6,629,181	130.8%

Energy Solutions	1,074,639	1,427,613	-24.7%

Total Revenue	$17,484,232	$9,422,571	85.6%

Cyber Solutions Segment

    Revenue for the CS segment for the six months ended June 30, 2015 decreased 18.6% as compared to the six months ended June 30, 2014.   The primary reason for the decline in revenue is due to revenue from hardware re-sales in the first six months of 2014, in the amount of approximately $614,000, which was not repeated during the first six months of 2015.  Revenue for this line of business (hardware re-sales) is significantly lower in 2015 as compared to 2014 and it is planned to be discontinued.  The other areas of revenue, training and operations, recorded an increase in revenue during the first six months of 2015 as compared to the first six months of 2014.

    Business Advisory Solutions Segment
Revenue for the BAS segment for the six months ended June 30, 2015 increased 130.8% as compared to the six months ended June 30, 2014.  The large increase is due to the acquisition of IPSA on February 9, 2015.  Revenue for the BAS segment, excluding the contribution of the IPSA acquisition, for the six months ended June 30, 2015, decreased 26.6% as compared to the six months ended June 30, 2014.  The decline in revenue for the BAS segment was mainly due to a significant decline in revenue from four large customers as well as the impact of five projects that were active during the first six months of 2014 and completed in 2014, and the related revenue was not fully offset by revenue from new customers in 2015.  Our sales efforts have not been effective in replacing revenue reductions from existing customers.  Revenue due to the IPSA acquisition during the six months ended June 30, 2015 was $10,432,768 and was entirely incremental.

Energy Solutions Segment

Revenue for the ES segment for the six months ended June 30, 2015 decreased 24.7% as compared to the six months ended June 30, 2014.  As a part of the Company’s shift in strategy and repositioning that was announced in September 2014, the Company decided to de-emphasize the energy business and, as a result the assets of the energy audit business were sold in the first quarter of 2015.  This shift in the energy business was the primary reason for the decline in revenue.

Gross Margin

Gross margin (revenue less cost of revenues, defined as all costs for billable staff for the BAS segment and cost of goods for the ES and CS segments) increased to $4,086,388 for the six months ended June 30, 2015 from $2,207,871 for the six months ended June 30, 2014, increasing $1,878,517.  The main reason for the increase in gross margin was the acquisition of IPSA on February 9, 2015.  Gross margin for the six months ended June 30, 2015 excluding the contribution from the acquisition of IPSA was $409,931, a net decrease of $1,797,940 when compared to the six months ended June 30, 2014.  The main reason for the decrease was the increased expenditure in future revenue related resources in the Cyber Solutions segment and expansion of the cyber proprietary platform, which were charged to cost of revenues.

Gross margin, as a percentage of revenue, was flat at 23.4% in the first six months of 2015 as compared to 23.4% in the first six months of 2014.  On a segment basis, the gross margin percentage increased in the BAS segment to 31.7% in the first six months of 2015 from 24.4% in the first six months of 2014, increased in the ES segment to 17.4% in the first six months of 2015 from 6.7% in the first six months of 2014, and decreased in the CS segment to -85.4% in the first six months of 2015 from 36.3% in the first six months of 2014.  The significant decline in the CS gross margin percentage was due to the increase in cost of revenues due to a significant investment in resources related to future projected revenue growth.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased to $8,570,848 in the first six months of 2015 from $5,244,430 in the first six months of 2014, an increase of 63.4%.  SG&A expenses for the six months ended June 30, 2015 excluding the impact from the acquisition of IPSA were $6,072,497, an increase of $828,067 when compared to the six months ended June 30, 2014, or 15.8%.  As a percentage of net revenue, SG&A expenses decreased to 49.0% in the first six months of 2015 as compared to 55.6% in the first six months of 2014.  SG&A expenses increased $3,326,418 during the first six months of 2015 as compared to the first six months of 2014 and break out as follows: the BAS segment increased $2,376,503, the ES segment decreased $549,587, the CS segment increased $739,716 and Corporate Overhead increased $759,786.  The Company accounts and manages expenses as those directly related to a business segment and corporate overhead expenses which includes executive compensation, back office functions, such as finance and human resources, and other administrative costs.  Expenses related to these groups are discussed below.

Cyber Segment

SG&A expenses in the CS segment increased to $1,107,501 in the first six months of 2015 as compared to $367,785 in the first six months of 2014, an increase of $739,716 or 201.1%.  The increase is primarily due to increased labor costs of approximately $470,000, increased travel expense of $168,000 and increased rent expense of $99,000.  Labor costs and travel expense increased during the first six months of 2015 as the Company continues to grow and build out CS resources and expertise as the Company positions for future growth in the cyber segment.   Rent expense increased as the Company leased three new office/training facilities.  CS expenses as a percentage of segment revenue increased to 99.7% in the first six months of 2015 from 26.9% in the first six months of 2014.

BAS Segment

SG&A expenses in the BAS segment increased to $3,433,675 in the first six months of 2015 as compared to $1,057,172 in the first six months of 2014, an increase of $2,376,503 or 224.8%.  The increase is attributable to the incremental expenses due to the acquisition of IPSA which were $2,498,351.  BAS expenses as a percentage of segment revenue increased to 22.4% in the first six months of 2015 from 15.9% in the first six months of 2014.

ES Segment

SG&A expenses in the ES segment decreased to $488,167 in the first six months of 2015 as compared to $1,037,754 in the first six months of 2014, a decrease of $549,587 or 53.0%.  The decrease is primarily attributable to reduced labor costs of approximately $461,000.  The decrease in labor costs is due to planned reductions in the labor force as the Company’s shifted its strategy and de-emphasized the energy segment.  ES expenses as a percentage of segment revenue decreased to 45.4% in the first six months of 2015 from 72.7% in the first six months of 2014.

Corporate Overhead

Corporate Overhead SG&A expenses increased to $3,541,505 in the first six months of 2015 from $2,781,719 in the first six months of 2014, an increase of $759,786 or 27.3%.  The main drivers of the increase were increases in labor costs of $400,000 and in professional fees of $254,000.  The increase in labor costs was primarily due to the addition of an incremental executive position.  During January of 2014, the Company hired a senior team member who was leading the Energy Solutions group and is no longer with the Company.  Additionally, in May of 2014 a new CEO was named.  The compensation and bonus related to these two positions is partially incremental to the first six months of 2015 as compared to the first six months of 2014.  The increase in professional fees is primarily due to higher legal and accounting fees as well as increased public relations and investor relations fees.

Acquisition related costs

On February 6, 2015, the Company entered into an Agreement and Plan of Merger with IPSA International, Inc. (“IPSA”). On February 9, 2015, the Company and IPSA consummated and closed the Merger.  During the first six months of 2015, the Company incurred one-time charges for legal, accounting and advisory fees of $649,442 related to the merger transaction.

 Other Income (Expense)

Other Income (Expense) for the first six months of 2015 resulted in income of $3,349,271 as compared to an expense of $1,097,441 in the first six months of 2014.  The main components of the net other income is the derivative income, interest expense and other income and they are discussed below.

Derivative (expense) income

From May 2010 through the first quarter of 2013, the Company issued Series B Preferred Stock, Debentures, Series C Preferred Stock, 7% Convertible Redeemable Promissory Notes, and Series D Preferred Stock, all with detachable common stock purchase warrants deemed to be derivative instruments.  Additionally, a contingent value right was issued as a part of the merger agreement with IPSA International, Inc. and this right was also deemed to be a derivative instrument. These warrants and the contingent value right are recorded as derivative liabilities and “marked-to-market” based on fair value estimates at each reporting date.  Collectively, these derivatives were valued at an estimated fair value of $6,067,381 at June 30, 2015, with the change (decrease) in value since December 31, 2014 of $3,790,676, being recognized as derivative (non-cash) income on the consolidated statement of operations for the first six months of 2015.  For the first six months ended June 30, 2014, the change in derivative valuation for the like period was non-cash expense of $1,370,972.

Interest Expense

    Interest expense increased to approximately $531,000 in the first six months of 2015 as compared to approximately $29,000 in the first six months of 2014.  The Company’s IPSA subsidiary sells certain of its accounts receivable with full recourse to Advance Payroll Funding Ltd. (“Advance”).  Fees charged to the Company from this factoring arrangement with Advance for accounts receivable sold with full recourse include an administrative fee that is incurred upon funding of the factored invoices to the Company and a closing fee that is incurred when payment of the original accounts receivable amount is paid to the factoring company by the Company’s customer. Administrative and closing fees from the factoring arrangement are included in interest expense in the consolidated financial statements.  During the first six months of 2015 interest expense related to this arrangement was approximately $375,000 and completely incremental as compared to the same period last year.  Additionally, during the first six months of 2015 the Company incurred interest expense of approximately $156,000 related to the outstanding convertible notes, which was also incremental as compared to the same period last year.

Other income

Other income decreased to $89,236 in the first six months of 2015 as compared to $302,982 in the first six months of 2014.  During the first six months of 2015, the Company sold some assets from its Energy Solutions segment which resulted in a realized gain of approximately $85,000 and is included in other income.  During the first six months of 2014, the Company entered into an agreement with the landlord for the New York office where it was agreed that we would vacate the office space at the end of 2014, which is earlier than the lease term, and in exchange incurred no rent expense during 2014.  As a result of this agreement the Company recorded a gain related to the early termination of the contract of $239,248 in the first six months of 2014, which was included in other income.

Income Tax Benefit (Expense)

The Company had an income tax benefit for the first six months of 2015 of $2,038,509, compared to $0 of income tax expense for the first six months of 2014.  The effective tax rate was (82.8)% in the first six months of 2015 and 0.0% in the first six months of 2014.

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

Prior to the acquisition, the Company had determined that it was more likely than not that some portion or all of its deferred tax assets would not be realized and therefore had recorded a valuation allowance for the full amount of its deferred tax assets (which were $7,543,910 at December 31, 2014).  Upon the acquisition, the Company evaluated the likelihood that the acquired deferred tax assets and liabilities would be realized and as a result of that evaluation, recorded an increase to the valuation allowance of approximately $474,000 related to the acquired deferred tax assets and recorded a reduction to the valuation allowance of approximately $2,842,000 related to the deferred tax liability associated with the acquired identifiable intangible assets.  The net amount of these two adjustments to the Company’s valuation allowance against its net deferred tax assets was approximately $2,368,000 and is included in the income tax benefit on the Company’s consolidated statement of operations for the six months ended June 30, 2015.

Preferred Stock Dividends

The Company has two series of Convertible Preferred Stock which pay dividends at annual specified rates.  The two series are: 7% Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock, which has a 7% dividend rate.  See further discussion on the Convertible Preferred Stock in Note 8 to the Financial Statements. Dividends paid during the first six months of 2015, which were paid in common stock, were valued at issuance as follows: to Series B, 36,369 shares valued at $56,372, and to Series C, 225,807 shares valued at $350,000.

Dividend

No dividend for common stock has been declared as of June 30, 2015, and the Company does not anticipate declaring dividends in the future.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In July 2015, the FASB approved a standard to provide for a one-year deferral of the effective date of ASU 2014-09.  The final ASU requires application of ASU 2014-09 for annual reporting periods beginning after December 15, 2017 and early adoption is permitted  as of the original effective date (i.e. for annual reporting periods beginning after December 15, 2016).  The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

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

    Since January 1, 2015, there have been several other new accounting pronouncements and updates to the Accounting Standards Codification.  Each of these updates has been reviewed by Management who does not believe their adoption has had or will have a material impact on the Company’s financial position or operating results.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $1,979,926, compared to $765,099 at December 31, 2014, an increase of $1,214,827.  The increase is primarily attributable to the proceeds from the three equity financing transactions during the first quarter of 2015 which totaled approximately $11,300,000, offset by the net cash used in operations during the first six months of 2015 of approximately $9,200,000.  The Company had a cash balance of approximately $2.2 million as of August 10, 2015.

    Our objective from a liquidity perspective is to use operating cash flows to fund day to day operations.  In both the first six months of 2015 and 2014, we did not achieve this objective, as cash flow from operations in the first six months of 2015 and 2014 has been the net use of $9.2 million and $2.8 million, respectively.  Our high use of cash has been predominantly caused by declines in revenue in our existing businesses, costs associated with the IPSA acquisition, costs for the ramp up of the cyber solutions employee base and capital costs associated with the build out of the operations center for the cyber solutions group.  Additionally, revenues at IPSA were below expectations during the second quarter of 2015 due to the unexpected delay and ultimate early termination of a project with a significant customer and revenue in the cyber solutions segment has not materialized at the pace that was anticipated.  Based on the foregoing, we will have to obtain additional financing by the end of the third quarter to support our future operations and there can be no assurance that we will be able to obtain such financing, or if obtained, on terms favorable to the Company.  Failure to obtain the same will adversely affect the operations of the Company.

    While we have concluded that there is no impairment to goodwill, if our plans and efforts to turn the trend of reduced revenue are not successful, we may, in the future, need to reduce the amount of goodwill.

Working capital was $2,732,872 and ($1,606,502) at June 30, 2015 and December 31, 2014, respectively, an increase of $4,339,374. The increase is driven primarily by the increase in cash from the three financing transactions during the first six months of 2015 as well as the additional current assets added from the IPSA acquisition.

Non-current liabilities at June 30, 2015 are $6,070,538, and primarily consist of a derivative liability related to the current valuation of outstanding common stock purchase warrants of $6,067,381. Shareholders’ Equity was $21,939,556 at June 30, 2015 (representing 55.9% of total assets), compared to a balance at December 31, 2014 of ($5,480,525).

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

Cash Flows from Operating Activities

During the six months ended June 30, 2015, net cash used in operating activities was $9,156,000 as compared to net cash used in operating activities of $2,784,000 during the six months ended June 30, 2014, an increase of $6,372,000.  The net cash used during the six months ended June 30, 2015 was primarily attributable to: i) the loss from operations of $5,810,000, and ii) the payments of accounts payable and accrued expenses of $2,898,000.

Cash Flows from Investing Activities

Cash used in investing activities during the six months ended June 30, 2015 was $2,428,000 and was primarily due to the cash paid for IPSA merger transaction of $2,500,000 offset by the cash acquired from IPSA at the time of the merger of $1,130,000 as well as purchases of property and equipment and construction in progress of $1,160,000.

Cash Flows from Financing Activities

Cash provided by financing activities of $12,840,000 for the six months ended June 30, 2015 was due to the proceeds from three equity financing transactions of $11,290,000 and cash received upon the exercise of stock options and warrants of $1,545,000.

We will need to raise additional funds in order to fund future operations.  Financing transactions may include the issuance of equity or debt securities, and obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock, or if the Company continues to incur losses could make it more difficult to obtain financing through the issuance of equity or debt securities.  Furthermore, if we issue additional equity or debt securities, stockholders will likely experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional financing when needed will restrict our ability to grow and will effect operations of the Company.

Off-Balance-Sheet Arrangements

As of June 30, 2015, and during the six months then ended, there were no other transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Outlook
In the latter half of 2014, the Company announced that it was de-emphasizing the energy business and repositioning itself as a cybersecurity and regulatory risk mitigation business.

    The Company acquired root9B, its wholly owned cybersecurity business at the end of 2013.  In 2014, root9B began expanding the number of subject matter experts it employs from 6 to its current number of 43, and developed and enhanced its offensive and defensive cyber operations platforms and tools.  These efforts have resulted in the development of Orion an Active Adversarial Pursuit (HUNT) platform, Orkos which identifies compromised credentials and supports predictive remediation, Cerberus which provides host based security analytics and breach monitoring and Event Horizon which provides non attributable network access that allows users to connect to a secure managed tunnel for web, e-mail and file transfers.  The Adversary Pursuit Center (APC), root9B’s 24/7  manned cyber security center is scheduled to open in September 2015.  The APC combines internal and external threat intelligence feeds to drive pursuit operations and perimeter defense within client networks.  In 2014 we reported approximately $4.0 million in cybersecurity revenue which was broken down between $1.5 million of training, $1.6 million of low margin hardware re-sales and $0.9 million of operations income.  We plan to discontinue the re-sale of hardware and focus on the development, sale and licensing of root9B’s tools at significantly higher margins.  We continue to believe that root9B’s Orion Hunt Platform and other tools will provide a distinct advantage by allowing customers to focus on identifying potential threats before significant data breaches occur rather than remediation after the occurrence.  We are still in the early stages of commercialization and while we believe that our business developments efforts will be successful, and enhanced by the opening of the APC in September 2015, there can be no assurances that our efforts to commercialize our new products offerings and grow root9B’s revenues will be successful.

    In February 2015, the Company acquired IPSA International, Inc., an international risk mitigation consulting firm.  IPSA is an established business with operations at a number of locations in and outside of the United States.  IPSA’s revenue is primarily generated through a small number of anti-money laundering clients who have traditionally accounted for approximately 80% of total revenue.  As these large customers come off of engagements or as new engagements begin IPSA’s revenue can experience dramatic swings. Therefore, IPSA is dependent on a relatively small number of clients for the majority of its revenues.  In order to decrease this dependency, we are focusing efforts on growing IPSA’s other revenue lines, particular investigations related to the issuance of second passports in Antiqua, St Kitts and other emerging markets, which will provide increased revenue stability.  In early 2015, when we acquired IPSA, we combined our Business Advisory Solutions unit into IPSA and that combined entity accounted for approximately 84% and 87% of our revenues for the three months and six months ended June 30, 2015, respectively. We expect that IPSA, including BAS, will produce the preponderance of our revenues in the near term until we can recognize revenue gains within our cybersecurity unit, root9B, of which there can be no assurance.

Because of the time needed to build root9B and IPSA revenues, and the selling, general and administrative expenses of the Company related to such anticipated growth, the Company has been experiencing negative cash flow and has used periodic financings to maintain its operations. If the Company’s expectations about revenue growth are achieved, of which there can be no assurance, it will achieve positive cash flow by the end of 2015.  However, the Company will require additional financing before the end of the third quarter of 2015 to sustain operations.  The Company is currently pursuing available options for obtaining the required financing.  However, no assurances can be given that the Company will be successful in obtaining the necessary financing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings and investment market fluctuation impact on long term assets.  Management believes that interest rate fluctuations will not have a material impact on root9B’s results of operations. Market fluctuation provides investment gain or loss on variable life insurance policies (managed by Metropolitan Life).  The policies are long term assets which contribute to the financial stability of the company and can impact funding and loan capability.

Market fluctuation impact on assets

For the six months ending June 30, 2015, the valuation of the Variable Life Insurance policies had an investment gain of $1,382.

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

    We evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2015. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Platte River Insurance Company instituted an action on April 8, 2015 in the United States District Court for the District of Massachusetts. As of the date hereof, the Company has not been served with a summons and complaint relating to this action.  See Note 11 - Commitments and Contingencies for more details.

The Company and three senior executives of the Company are named as defendants in a class action proceeding filed on June 23, 2015, in the U.S. District Court for the Central District of California.  The Plaintiff alleges in the Complaint violations of the federal securities laws on behalf of a class of persons who purchased shares of the Company’s common stock between December 1, 2014 and June 15, 2015. In general, the complaint alleges that false or misleading statements were made or that there was a failure to make appropriate disclosures concerning the Company’s cyber security business and products.  We cannot predict the outcome of this lawsuit; however, the Company believes that the claims lack merit and intends to defend against the lawsuit vigorously.  The Company has hired counsel to represent the defendants.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Other than those previously reported on Form 8-K, no unregistered securities were sold or issued during the six months ended June 30, 2015.

Item 3	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Additional Risk Factor:

WE HAVE CONTINUED TO EXPERIENCE SIGNIFICANT LOSSES FROM OPERATIONS

We have experienced substantial and continuing losses from operations which have continued in the first six months of 2015.  These are the result of declining revenues in our existing businesses, increases in selling, general and administrative expenses incurred in preparation for growth and costs associated with the IPSA acquisition.  We will have to obtain additional financing by the end of the third quarter to support our future operations and there can be no assurance that we will be able to obtain such financing, or if obtained, on terms favorable to the Company.  Failure to obtain the same will adversely affect the operations of the Company.

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

ROOT9B TECHNOLOGIES, INC.
(Registrant)
DATE: August 14, 2015	By:	/s/ Joseph J. Grano, Jr.
Joseph J. Grano, Jr.
Chief Executive Officer

DATE: August 14, 2015	By:	/s/ Kenneth T. Smith
Kenneth T. Smith
Chief Financial Officer