Form 10-Q
period 2015-09-30
root9B Technologies Inc.
filed 2015-11-13
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] ☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
or

[ ] ☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(704) 521-8077
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 75,081,760 shares of common stock were outstanding as of November 3, 2015.

Exhibits / Certifications
Exhibit 4.1 – Form of Prior Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s report on Form 8-K filed March 7, 2011)
Exhibit 4.2 – Form of Replacement Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s report on Form 8-K filed August 12, 2015)
Exhibit 10.1 – Exchange Agreement dated August 11, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed August 12, 2015)
Exhibit 31.1 – CEO
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

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
ROOT9B TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

	(Unaudited)
	September 30,	December 31,
	2015	2014
ASSETS

CURRENT ASSETS:
Cash	$1,079,155	$765,099
Accounts receivable	4,920,089	3,078,604
Marketable securities	34,365	38,863
Cost and estimated earnings in excess of billings	427,929	731,709
Prepaid expenses and other current assets	900,155	384,223

Total current assets	7,361,693	4,998,498

Construction in Progress - at cost	398,024	-

Property and Equipment - at cost less accumulated depreciation	3,406,958	1,748,631

OTHER ASSETS:

Goodwill	15,512,548	4,352,177
Intangible assets - net	5,855,774	151,623
Investment in cost-method investee	100,000	100,000
Deferred income taxes	59,190	-
Cash surrender value of officers' life insurance	184,382	338,214
Deposits and other assets	209,614	175,497

Total other assets	21,921,508	5,117,511

TOTAL ASSETS	$33,088,183	$11,864,640

See Notes to Consolidated Financial Statements

	(Unaudited)
	September 30,	December 31,
	2015	2014
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Note payable	$1,575,781	$1,670,765
Factored receivables obligation	93,461	-
Current portion of long-term debt	1,500	1,500
Accounts payable	1,668,497	1,306,578
Billings in excess of costs and estimated earnings	623,223	991,254
Accrued expenses and other current liabilities	3,525,373	2,634,903

Total current liabilities	7,487,835	6,605,000

NONCURRENT LIABILITIES:

Long term debt - net of current portion	2,767	3,926

Derivative liability	3,434,364	10,651,239

Deferred tax liability	-	85,000

Total noncurrent liabilities	3,437,131	10,740,165

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, $.001 par value, 4,985,000 authorized, no shares issued or outstanding at September 30, 2015 and December 31, 2014.	-	-
Class B convertible preferred stock, no liquidation preference $.001 par value, 2,000,000 shares authorized, 0 and 1,080,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively.	-	1,080
Class C convertible preferred stock, $.001 par value, 2,500,000 shares authorized, 2,380,952 shares issued and outstanding at September 30, 2015 and December 31, 2014.	2,381	2,381
Common stock, $.001 par value, 125,000,000 shares authorized, 75,031,760 and 48,670,144 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively.	75,033	48,670
Additional paid-in capital	75,220,939	42,803,888
Accumulated deficit	(53,190,952)	(48,336,544)
Accumulated other comprehensive income	55,816	-
Total stockholders' equity (deficit)	22,163,217	(5,480,525)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$33,088,183	$11,864,640

See Notes to Consolidated Financial Statements

ROOT9B TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
NET REVENUE	$6,637,849	$5,399,187	$24,122,081	$14,821,758

OPERATING EXPENSES:
Cost of revenues	5,232,364	4,263,100	18,630,208	11,477,800
Selling, general and administrative	4,537,800	2,999,119	13,108,647	8,243,549
Depreciation and amortization	417,491	110,674	1,093,521	306,731
Energy repositioning and subcontract obligation	-	1,162,089	-	1,162,089
Acquisition related costs	-	-	649,442	-

Total operating expenses	10,187,655	8,534,982	33,481,818	21,190,169

LOSS FROM OPERATIONS	(3,549,806)	(3,135,795)	(9,359,737)	(6,368,411)

OTHER INCOME (EXPENSE):
Derivative (expense) income	(22,477)	(2,559,761)	3,768,199	(3,930,733)
Goodwill impairment	-	(6,363,630)	-	(6,363,630)
Intangibles impairment	-	(429,394)	-	(429,394)
Interest expense, net	(167,427)	(3,280)	(698,068)	(32,731)
Other income (expense)	(128,667)	(19,765)	(39,430)	283,217

Total other (expense) income	(318,571)	(9,375,830)	3,030,701	(10,473,271)

LOSS BEFORE INCOME TAXES	(3,868,377)	(12,511,625)	(6,329,036)	(16,841,682)

INCOME TAX BENEFIT (EXPENSE)	(157,485)	-	1,881,017	-

NET LOSS	(4,025,862)	(12,511,625)	(4,448,019)	(16,841,682)

PREFERRED STOCK DIVIDENDS	-	-	(406,372)	(941,880)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(4,025,862)	$(12,511,625)	$(4,854,391)	$(17,783,562)

Net loss per share:
Basic	$(0.05)	$(0.41)	$(0.07)	$(0.61)
Diluted	$(0.05)	$(0.41)	$(0.07)	$(0.61)
Weighted average number of shares:
Basic	73,807,736	30,314,929	68,970,960	29,020,101
Diluted	73,807,736	30,314,929	68,970,960	29,020,101

See Notes to Consolidated Financial Statements

ROOT9B TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net Loss	$(4,025,862)	$(12,511,625)	$(4,448,019)	$(16,841,682)
Other comprehensive income:
Foreign currency translation income	95,806	-	55,816	-
Other comprehensive income	95,806	-	55,816	-
COMPREHENSIVE LOSS	$(3,930,056)	$(12,511,625)	$(4,392,203)	$(16,841,682)

See Notes to Consolidated Financial Statements

ROOT9B TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)

	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net loss	$(4,448,019)	$(16,841,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,093,521	306,731
Amortization of debt discount	105,016	-
Decrease in cash surrender value of officers’ life insurance	153,831	88,519
(Income) loss from change in value of derivatives	(3,768,199)	3,930,733
Deferred income taxes	(2,266,814)	-
Stock option / warrant compensation expense	652,588	621,021
Gain on sale of assets	(79,327)	-
Impairment of goodwill and intangible assets	-	6,793,024
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	8,227,059	(1,030,017)
Decrease (increase) in marketable securities	4,498	(1,003)
Decrease in costs and estimated earnings in excess of billings	272,717	623,681
Increase in prepaid expenses	(227,869)	(91,728)
Decrease (increase) in deposits and other assets	18,345	(48,817)
Increase (decrease) in accounts payable and accrued expenses	(3,347,994)	1,036,904
Increase (decrease) in factored receivables obligation	(6,395,287)	-
Increase (decrease) in billings in excess of costs and estimated earnings	(368,031)	1,136,454
Net cash used in operating activities	(10,373,965)	(3,476,180)

Cash flows from investing activities:
Cash paid in acquisitions net of cash acquired	(1,368,825)	-
Proceeds on sale of assets	99,828	-
Purchases of property and equipment and construction in progress	(2,262,112)	(240,779)
Net cash used in investing activities	(3,531,109)	(240,779)

Cash flows from financing activities:
Warrants and Options Exercised	2,868,865	401,050
Common stock issuances	11,294,449	-
Net payments on line of credit and long term debt	-	(2,722,360)
Net cash provided by (used by) financing activities	14,163,314	(2,321,310)

Exchange gain on foreign currency	55,816	-

Net (decrease) increase in cash	314,056	(6,038,269)

Cash - beginning of period	765,099	7,003,773

Cash - end of period	$1,079,155	$965,504

See Notes to Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	September 30, 2015	September 30, 2014

Cash payments for:
Interest	$515,733	$32,731

Income taxes	$1,370,996	$0

Summary of non-cash investing and financing activities:
Issuance of 10,000,000 shares of common stock in IPSA International, Inc. acquisition	$13,300,000	$0
Issuance of 214,287 shares of common stock for principal (in the amount of $200,000) and interest payments (in the amount of $40,000) on convertible notes	$240,000	$0
Issuance of 262,176 shares of common stock for dividend payment on preferred stock	$406,372	$941,880
Reclassification of Derivative warrant liability to equity, including $2,618,049 related to the exchange of the Series C warrants – see Note 8	$3,680,059	$0

See Notes to Consolidated Financial Statements

ROOT9B TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
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

Recent accounting pronouncements:

In May, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date”, a standard to provide for a one-year deferral of the effective date of ASU 2014-09.  ASU 2015-14 requires application of ASU 2014-09 for annual reporting periods beginning after December 15, 2017 and early adoption is permitted as of the original effective date (i.e. for annual reporting periods beginning after December 15, 2016).  The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

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

Foreign Currency Translation

The functional currencies of the Company’s foreign operations are the local currencies.  The consolidated financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date.  Income statement amounts have been translated using the average exchange rate for the periods presented.  Accumulated net translation adjustments have been reported in other comprehensive income in the consolidated statements of comprehensive loss.

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

Certain of our derivative instruments are detachable (or “free-standing”) common stock purchase warrants issued in conjunction with debt or preferred stock. We estimate fair values of these derivatives utilizing Level 2 inputs for all warrants issued, other than those associated with Series C Preferred Stock. Other than the Series C Preferred Stock warrants, we use the Black-Scholes option valuation technique as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, and risk free rates) necessary to fair value these instruments, for they do not contain material “down round protection” (otherwise referred to as “anti-dilution” and full ratchet provisions). For the warrants directly related to the Series C Preferred Stock, the warrant contracts do contain “Down Round Protections” and the “Black-Scholes” option valuation technique does not, in its valuation calculation, give effect for the additional value inherently attributable to the “Down Round Protection” mechanisms in its contractual arrangement.  Valuation models and techniques have been developed and are widely accepted that take into account the additional value inherent in “Down Round Protection.” These techniques include “Modified Binomial”, “Monte Carlo Simulation” and the “Lattice Model.” The “core” assumptions and inputs to the “Binomial” model are the same as for “Black-Scholes”, such as trading volatility, remaining term to maturity, market price, strike price, and risk free rates; all Level 2 inputs.  However, a key input to the “Binomial” model (in our case, the “Monte Carlo Simulation”, for which we engage an independent valuation firm to perform) is the probability of a future capital raise which would trigger the Down Round Protection feature.  By definition, this input assumption does not meet the requirements for Level 1 or Level 2 outlined above; therefore, the entire fair value calculation for the Series C Common Stock Warrants is deemed to be Level 3. This input to the Monte Carlo Simulation model, was developed with significant input from management based on its knowledge of the business, current financial position and the strategic business plan with its best efforts.

As of September 30, 2015, the Company has determined that the Black-Scholes model valuation was not materially different than the Binomial model due to the remaining period before expiration being less than 6 months and the current market price of the Company’s stock being in excess of the down round trigger price of $0.77.  As a result, the valuation of the Series C warrants as of September 30, 2015 was performed using the Black-Scholes model to approximate the Binomial model valuation.

Additionally, as a part of the Merger Agreement with IPSA International, Inc., (see Note 4) the Company was subject to issue additional shares of the Company’s stock based on the performance of the Company’s stock as of the 18 month anniversary of the transaction as well as the attainment of certain financial benchmarks by the IPSA subsidiary.  If 18 months from the IPSA transaction closing (February 9, 2015), the Company’s stock price was below $1.30, the Company was to issue additional shares, up to a maximum of 2.5 million shares, such that the value on the 18 month anniversary of the shares issued at closing is equal to the value at the closing.  The issuance of any shares based on the stock price on the 18 month anniversary was only to occur if the IPSA subsidiary contributed $39 million and $4.5 million to the Company’s net revenue and earnings before income taxes, respectively, for the 12 months after closing.  The potential issuance of shares (“contingent value right”) is a derivative liability.  The contingent value right has been valued on a quarterly basis utilizing a Monte Carlo Simulation model, which includes significant level 3 inputs, and the fair value of the contingent value right has been included as a Derivative Liability.

On October 9, 2015, the Company and IPSA amended the Merger Agreement to remove the provision relating to the contingent value right.  Pursuant to the terms of the amendment, as well as the fact that IPSA was not on pace to meet its revenue and earnings targets as provided in the Merger Agreement, and thus the implied probability of the issuance of additional shares under the contingent value right was 0% at September 30, 2015, it was determined that there was no value to the contingent value right as of September 30, 2015.

Estimating fair values of these derivative financial instruments require the use of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are volatile and sensitive to changes in our trading market price, the trading market price of various peer companies and other key assumptions such as the probability of a capital raise for the Monte Carlo Simulation and the probability of stock price declines and IPSA revenue and earnings levels described above. Since derivative financial instruments are initially and subsequently carried at fair value, our net income will reflect this sensitivity of these internal and external factors.

The key quantitative assumptions related to the Series C Common Stock Warrants, issued March 3, 2011 and expiring March 3, 2016, are as follows:

	September 30, 2015	December 31, 2014

Expected Life (Years)	0.4	1.2
Risk Free Rate	0.02%	0.32%
Volatility	39.87%	26.78%
Probability of a Capital Raise	50–95%	8-95%

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis (for the Company, only derivative liabilities related to common stock purchase warrants issued directly in conjunction with debt and preferred stock issuances and the contingent value right) are summarized below and disclosed on the balance sheet under Derivative liability:

	September 30, 2015
	Fair Value	Level 1	Level 2	Level 3
Derivative Liability – Common Stock Purchase Warrants:
Series B Preferred Stock	$6,460		$6,460
Promissory Notes	2,307		2,307
Series D Preferred Stock	2,730,721		2,730,721
Series C Preferred Stock	694,876			$694,876
Derivative Liability – Contingent Value Right	0			0
Total	$3,434,364		$2,739,488	$694,876

	December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Derivative Liability – Common Stock Purchase Warrants:
Series B Preferred Stock	$794,633		$794,633
Promissory Notes	225,897		225,897
Series D Preferred Stock	3,325,449		3,325,449
Series C Preferred Stock	6,305,260			$6,305,260
Total	$10,651,239		$4,345,979	$6,305,260

The change in the value of the common stock purchase warrants relate to the Series C Preferred Stock, the only level 3 derivative liability at September 30, 2015, during the nine month period ending September 30, 2015 is shown below.

Balance at December 31, 2014	$6,305,260
Valuation changes	(2,992,335)
Cancellation of warrants as a part of exchange agreement	(2,618,049)
Balance at September 30, 2015	$694,876

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

Additional valuation work was completed during the third quarter and, as a result, amounts for goodwill and accrued expenses were adjusted by $132,684 from those previously reported on Form 10Q as of June 30, 2015.

The following table presents the final purchase price allocation:

Consideration	$15,800,000

Assets Acquired:
Current Assets	$11,798,564
Property and Equipment, net	29,180
Other long term assets	876,051
Intangible assets	6,580,464
Goodwill	11,160,371
Total assets acquired	30,444,630

Liabilities Assumed:
Accounts Payable	1,546,117
Factored Receivables Obligation	6,488,748
Accrued Expenses	1,990,857
Dividends Payable	1,100,000
Deferred Income Tax – non current	3,287,524
Derivative – contingent value right	231,384
Total liabilities assumed	14,644,630

Net Assets Acquired	$15,800,000

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

Prior to the acquisition, the Company had determined that it was more likely than not that some portion or all of its deferred tax assets would not be realized and therefore had recorded a valuation allowance for the full amount of its deferred tax assets (which were $7,543,910 at December 31, 2014).  Upon the acquisition, the Company evaluated the likelihood that the acquired deferred tax assets and liabilities would be realized and, as a result of that evaluation, recorded an increase to the valuation allowance of approximately $474,000 related to the acquired deferred tax assets and recorded a reduction in the valuation allowance of approximately $2,842,000 related to the deferred tax liability associated with the acquired identifiable intangible assets.  The net amount of these two adjustments to the Company’s valuation allowance against its net deferred tax assets was approximately $2,368,000 and is included in the income tax benefit on the Company’s consolidated statement of operations for the nine months ended September 30, 2015.

Note 5 – Receivables sold with recourse:

The Company’s IPSA subsidiary sells certain of its accounts receivable with full recourse to Advance Payroll Funding Ltd. (“Advance”). Advance retains portions of the proceeds from the receivable sales as reserves, which are released to the Company as the receivables are collected.  Proceeds from sales of such receivables, net of amounts held in reserves, during the three months ended September 30, 2015 and the period from February 9, 2015 to September 30, 2015 totaled $633,307 and $4,542,343, respectively. The outstanding balance of full recourse receivables at September 30, 2015 was $629,414 and this amount is included in accounts receivable on the Company’s consolidated balance sheet. This amount, less amounts held in reserves by Advance of $535,953 at September 30, 2015 are presented as factored receivables obligation on the accompanying consolidated balance sheet.  In the event of default, the Company is required to repurchase the entire balance of the full recourse receivables and is subject to fees.  There are no limits on the amount of accounts receivable factoring available to the Company under the factoring agreement.  The agreement with Advance is effective through January 10, 2016, with two year renewal intervals thereafter.  The Company may only terminate the agreement as of the end of the next maturing renewal interval, or may provide at least sixty days written notice for an early termination of the agreement.  In the event of early termination, the Company would be subject to an early termination fee calculated as the average monthly base fees earned by Advance for the three months having the highest total base fees throughout the previous twelve months, multiplied by the number of months (or portions thereof) between the early termination date and the end of the current term.

Note 6 – Pro-Forma Financial Information (unaudited):

The following unaudited pro-forma data summarizes the results of operations for the three and nine months ended September 30, 2015 and September 30, 2014, as if the purchase of IPSA International, Inc. had been completed on January 1, 2014. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2014.

	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2014
Net revenues	N/A	*	$13,059,449
Operating loss	N/A	*	(3,164,668)
Net operating loss per share – basic and fully diluted	N/A	*	(0.08)

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
Net revenues	$29,154,228	$49,018,910
Operating loss	(8,938,366)	(3,846,609)
Net operating loss per share – basic and fully diluted	(0.13)	(0.10)

*    All entities were consolidated effective February 9, 2015; therefore; the results of operations are included in these financial statements.

Note 7 - Net Loss Per Share:

Basic net loss per common share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted-average number of common and common equivalent shares, such as stock options, warrants and convertible securities outstanding during the period.  Such common equivalent shares have not been included in the Company’s computation of net loss per share when their effect would have been anti-dilutive based on the strike price as compared to the average trading price or due to the Company’s net losses attributable to common stockholders.

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Basic:
Numerator –net loss available to common stockholders	$(4,025,862)	$(12,511,625)
Denominator – weighted-average shares outstanding	73,807,736	30,314,929
Net loss per share – Basic and diluted	$(0.05)	$(0.41)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Basic:
Numerator –net loss available to common stockholders	$(4,854,391)	$(17,783,562)
Denominator – weighted-average shares outstanding	68,970,960	29,020,101
Net loss per share – Basic and diluted	$(0.07)	$(0.61)

	September 30, 2015	September 30, 2014
Incremental common shares (not included due to their anti-dilutive nature) :
Stock options	9,747,084	11,364,864
Stock warrants	25,354,961	18,126,060
Convertible preferred stock – Series B	-	1,160,000
Convertible preferred stock – Series C	7,142,856	7,142,856
Convertible preferred stock – Series D	-	15,478,723
	42,244,901	53,272,503

Note 8 – Stockholders’ Equity:

Common Stock:

Generally, the Company issues common stock in connection with acquisitions, as a part of equity financing transactions, as dividends on preferred stock, upon conversion of preferred shares to common stock and upon the exercise of stock options or warrants.

During the nine months ended September 30, 2015, the Company issued 10,000,000 shares as a part of the merger agreement with IPSA International, Inc. (see Note 4), 10,435,589 shares as a part of equity financing transactions, 262,176 shares as dividends on Preferred Stock, 1,080,000 shares due upon the conversion of Preferred Stock, 3,003,397 shares upon the exercise of options, 1,366,167 shares upon the exercise of warrants and 214,287 shares upon conversion of a portion of the principal and interest of outstanding convertible promissory notes.

During the nine months ended September 30, 2015, the Company issued common stock and common stock purchase warrants as a part of the following three equity financing transactions:

On February 9, 2015, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company issued 5,586,450 shares of common stock at a purchase price of $1.10 per share. In addition, the Company issued warrants to purchase up to 5,135,018 shares of the Company’s common stock in the aggregate, at an exercise price of $0.80 per share. The warrants have a term of three years and may be exercised at any time from or after the date of issuance, may be exercised on a cashless basis and contain customary, structural anti-dilution protection (i.e., stock splits, dividends, etc).  The warrants qualified for equity accounting.  Upon closing of this equity financing, the Company received proceeds of $6,145,095.

On February 17, 2015, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company issued 1,162,321 shares of common stock at a purchase price of $1.10 per share. In addition, the Company issued warrants to purchase up to 1,068,390 shares of the Corporation’s common stock in the aggregate, at an exercise price of $0.80 per share. The warrants have a term of three years and may be exercised at any time from or after the date of issuance, may be exercised on a cashless basis and contain customary, structural anti-dilution protection (i.e., stock splits, dividends, etc).  The warrants qualified for equity accounting.  Upon closing of this equity financing, the Company received proceeds of $1,278,553.

On March 12, 2015, the Company entered into securities purchase agreements with a group of accredited investors, pursuant to which the Company issued 3,686,818 shares of common stock at a purchase price of $1.10 per share. In addition, the Company issued warrants to purchase up to 1,843,413 shares of the Corporation’s common stock in the aggregate, at an exercise price of $1.50 per share. The warrants have a term of three years and may be exercised at any time from or after the date of issuance and contain customary, structural anti-dilution protection (i.e., stock splits, dividends, etc).  The warrants qualified for equity accounting.  Upon closing of this equity financing, the Company received proceeds of $4,055,498.

The Company incurred fees of $184,697 in connection with the three financing transactions discussed above and this amount has been charged to additional paid in capital.

 7% Series B Convertible Preferred Stock:

During 2010, the Company issued 1,200,000 shares of 7% Series B Convertible Preferred Stock (“Series B Preferred Stock”), along with detachable warrants to purchase 1,058,940 shares of common stock.  The holders of shares of Series B Convertible Preferred Stock are entitled to receive a 7 percent annual dividend until the shares are converted to common stock.  The warrants, immediately exercisable, are for a term of five years, and entitle the holder to purchase shares of common stock at an exercise price of $ 0.77 per share.  During the nine months ended September 30, 2015, 1,080,000 shares of Series B Preferred Stock were converted into 1,080,000 shares of common stock.  As of September 30, 2015 and December 31, 2014, 0 and 1,080,000 shares of the Series B Preferred Stock remained outstanding, respectively.

Series C Convertible Preferred Stock:

During 2011, the Company issued 2,380,952 shares of Series C Convertible Preferred Stock; $.001 par value per share (“Series C Preferred Stock”), along with 8,217,141 warrants.  Each share is priced at $2.10 and, when issued, included 3 warrants at an exercise price of $0.77 which expire in 5 years. The Series C Preferred Stock (a) is convertible into three shares of common stock, subject to certain adjustments, (b) pays 7 percent dividends per annum, payable annually in cash or shares of common stock, at the Company’s option, and (c) is automatically converted into common stock should the price of the Company’s common stock exceed $2.50 for 30 consecutive trading days. The warrants issued in connection with the Series C Preferred Stock contain full-ratchet anti-dilution provisions that require them to be recorded as a derivative instrument.  As of September 30, 2015 and December 31, 2014, 2,380,952 shares of the Series C Preferred Stock remain outstanding.

Series D Convertible Preferred Stock:

During 2012 and 2013 the Company issued 13,876 shares of Series D 8% Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) along with 6,125,527 warrants.  The purchase price of one share was $1,000.  Dividends are 8% per annum, payable semi-annually in cash or shares of common stock at the Company’s option.  The Series D Preferred Stock is convertible into common stock at the total purchase price divided by $0.75 (the “conversion rate”), and collectively, the “conversion price”.  The warrants are for a term of five years and have a strike price of $1.125 per share. The Series D Preferred Stock shall automatically convert into common stock, at the conversion rate, upon (i) the completion of a firm commitment underwritten public offering of the Company’s shares of common stock resulting in net proceeds to the Company of at least $10,000,000 and is offered at a price per share equal to at least 200% of the conversion price (subject to adjustment for any stock splits, stock dividends, etc.), (ii) upon the affirmative vote of the holders of a majority of the outstanding shares of Series D Preferred Stock, or (iii) on the second anniversary of the issue date of the Series D Preferred Stock.  The Series D Preferred Stock contains anti-dilution protection.  Holders of the Series D Preferred Stock shall vote together with the holders of common stock on an as-converted basis.  The Series D Preferred Stock automatically converted to common stock on December 26, 2014, which was the second anniversary of the original issuance of these shares.  As of September 30, 2015 and December 31, 2014, 0 shares of the Series D Preferred Stock remained outstanding.

   Stock Options:

The Company issued 150,000 stock options during the three months ended September 30, 2015 and 1,885,000 stock options during the three months ended September 30, 2014 under the 2008 Stock Incentive Plan. The Company’s results for the three months ended September 30, 2015 and 2014, include stock option based compensation expense of $155,550 and $187,791, respectively.  These amounts are included within selling, general and administrative expenses on the Consolidated Statements of Operations.  There were no tax benefits recognized with respect to that stock based compensation during the three months ended September 30, 2015 or 2014.

The fair values of options granted during the three months ended September 30, 2015 were estimated using the Black Scholes option pricing model and using the following weighted-average assumptions:

Exercise price	$1.20 - $1.46
Risk free interest rate	1.53% - 1.67%
Volatility	43.41% - 43.57%
Expected term	5.5 Years
Dividend yield	None

The following table represents the activity under the stock incentive plan as of September 30, 2015 and the changes during each period:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	5,639,864	$0.83
Issued	6,585,000	$0.80
Exercised	(33,334)	$0.70
Forfeitures	(881,666)	$0.85
Outstanding at December 31, 2014	11,309,864	$0.81
Issued	1,782,000	$1.43
Exercised	(3,003,397)	$0.66
Forfeitures	(341,383)	$0.94
Outstanding at September 30, 2015	9,747,084	$0.96

   Warrants:

The Company did not issue any warrants to purchase shares of common stock in exchange for service during the three months ended September 30, 2015 and 2014.  The Company’s results for the three months ended September 30, 2015 and 2014, include expense related to warrants issued for services of $0 and $3,699, respectively.  These amounts are included within selling, general and administrative expenses on the Consolidated Statements of Operations.

Warrant holders exercised 66,000 warrants to purchase common stock during the three months ended September 30, 2015, and 1,136,300 warrants to purchase common stock, some of which were cashless exercises, during the three months ended September 30, 2014.  The weighted average price of the exercised warrants during the three months ended September 30, 2015 and 2014 was $0.77 and $0.70, respectively.  The Company received $50,820 in proceeds and issued 66,000 shares of common stock as a result of the exercises during the three months ended September 30, 2015 and received $401,050 in proceeds and issued 745,095 shares of common stock as a result of the exercises during the three months ended September 30, 2014.

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

As a result of the Exchange Agreement, the Prior Warrants, which were recorded as a derivative liability were valued at $2,618,049 as of August 11, 2015 and cancelled and removed from derivative liabilities and the Replacement Warrants, which were determined to be equity instruments were recorded to additional paid in capital in the same amount.

The following table represents the warrant activity as of September 30, 2015 and the changes during each period:

Warrants	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	19,112,360	$1.11
Issued	927,000	$1.05
Exercised	(1,186,300)	$0.71
Cancelled	(100,000)	$0.75
Outstanding at December 31, 2014	18,753,060	$1.06
Issued	15,264,677	$1.07
Exercised	(1,516,308)	$0.76
Cancelled	(7,146,468)	$0.78
Outstanding at September 30, 2015	25,354,961	$1.16

Note 9 – Promissory Notes:

Between October 23, 2014 and November 21, 2014, the Company issued $1,800,000 of 10% Convertible Promissory Notes (the “Promissory Notes”) and warrants to purchase 630,000 shares of the Company’s common stock (the “Warrants”) to accredited investors.  The Promissory Notes have a term of 12 months, pay interest semi-annually at 10% per annum and can be voluntarily converted by the holder into shares of common stock at an exercise price of $1.12 per share.  The Warrants have an exercise price of $1.12 per share and have a term of five years.  The fair value of the Warrants was $140,513 and was recorded as a debt discount and credited to Additional Paid-In Capital.  The discount is being amortized to interest expense over the one year term of the note.  During the second quarter of 2015, $200,000 of the notes were converted to common stock.  At September 30, 2015 the outstanding amount of Promissory Notes (net of the debt discount) was $1,575,781.

Note 10 – Segment Information:

The Company operates in three business segments: the Cyber Solutions segment, the Business Advisory Solutions segment and the Energy Solutions segment.  The Cyber Solutions segment provides cyber security and advanced technology training services, operational support and consulting services.  The Business Solutions segment, which includes IPSA as of February 9, 2015, provides anti-money laundering operational, advisory and consulting services, investigative due diligence services and advisory services in the following areas: risk, data, organizational change and cyber. The Energy Solutions segment works with customers to assess, design and install processes and automation to address energy regulation, strategy, cost, and usage initiatives.  The Business Solutions segment operated without IPSA for the full year in 2014 and up through February 9, 2015, and included IPSA from February 9, 2015 through September 30, 2015.

The performance of the business is evaluated at the segment level.  Cash, debt and financing matters are managed centrally.  These segments operate as one from an accounting and overall executive management perspective, though each segment has senior management in place; however they are differentiated from a marketing and customer presentation perspective, though cross-selling opportunities exist and continue to be pursued.  Condensed summary segment information follows for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015
	Cyber Solutions	Business Advisory Solutions *	Energy Solutions	Total

Revenue	$939,584	$5,275,699	$422,566	$6,637,849
Income (Loss) from Operations before Overhead	$(955,926)	$(807,092)	$(167,116)	$(1,930,134)
Allocated Corporate Overhead	241,151	1,272,264	106,257	1,619,672
Loss from Operations	$(1,197,077)	$(2,079,356)	$(273,373)	$(3,549,806)

	Three Months Ended September 30, 2014
	Cyber Solutions	Business Advisory Solutions *	Energy Solutions	Total

Revenue	$1,576,939	$3,218,931	$603,317	$5,399,187
Income (Loss) from Operations before Overhead	$(103,774)	$340,232	$(1,400,514)	$(1,164,056)
Allocated Corporate Overhead	586,906	1,031,552	353,281	1,971,739
Loss from Operations	$(690,680)	$(691,320)	$(1,753,795)	$(3,135,795)

	Nine Months Ended September 30, 2015
	Cyber Solutions	Business Advisory Solutions *	Energy Solutions	Total

Revenue	$2,051,862	$20,574,014	$1,497,205	$24,122,081
Income (Loss) from Operations before Overhead	$(3,095,326)	$67,076	$(508,921)	$(3,537,171)
Allocated Corporate Overhead	1,160,809	4,276,520	385,237	5,822,566
Loss from Operations	$(4,256,135)	$(4,209,444)	$(894,158)	$(9,359,737)

Assets	$4,848,306	$25,696,894	$2,542,983	$33,088,183

	Nine Months Ended September 30, 2014
	Cyber Solutions	Business Advisory Solutions *	Energy Solutions	Total

Revenue	$2,942,716	$9,848,112	$2,030,930	$14,821,758
Income (Loss) from Operations before Overhead	$(9,251)	$857,645	$(2,463,347)	$(1,614,953)
Allocated Corporate Overhead	1,009,524	2,421,132	1,322,802	4,753,458
Loss from Operations	$(1,018,775)	$(1,563,487)	$(3,786,149)	$(6,368,411)

Assets	$2,741,898	$7,421,756	$2,184,039	$12,347,693

*    The Company acquired IPSA International, Inc. on February 9, 2015 and this business is included in the Business Advisory Solutions segment as of the acquisition date.

Note 11 – Commitments and Contingencies:

Platte River Insurance Company instituted an action on April 8, 2015 in the United States District Court for the District of Massachusetts in which Platte River alleges that the Company signed as a co-indemnitor in support of surety bonds issued by Platte River Insurance on behalf of Prime Solutions for the benefit of Honeywell pursuant to Prime Solutions, Inc.’s (“Prime”) solar project located in Worcester Massachusetts (the “Prime Contract”).  As of the date hereof, the Company has filed its answer to the complaint relating to this action denying the allegations of Platte River.  The Company’s maximum liability exposure under the bond is $1,412,544, if Prime fails to meet its contracted obligations.  In October 2014, the Company determined it was probable that Prime will fail to meet its contracted obligations under the Prime Contract, and therefore, that the potential exists that the Company may have to meet outstanding Prime Contract obligations. The Company has evaluated the status of the project, amounts paid to date on the contract and assessed the remaining work to be performed.  The Company believes its potential obligation under the Prime Contract is approximately $650,000, and that amount was accrued as a Selling, general and administrative expense on the Consolidated Statement of Operations during 2014. The Company intends to vigorously defend this litigation.

Legal Proceedings:

The Company and three senior executives of the Company are named as defendants in a class action proceeding filed on June 23, 2015, in the U.S. District Court for the Central District of California.  On September 24, 2015, the U.S. District Court for the Central District of California granted a motion to transfer the lawsuit to the United States District Court for the District of Colorado.  On October 14, 2015, the Court appointed David Hampton as Lead Plaintiff and approved Hampton’s selection of the law firm Levi & Korsinsky LLP as Lead Counsel.  The Plaintiff alleges in the Complaint violations of the federal securities laws on behalf of a class of persons who purchased shares of the Company’s common stock between December 1, 2014 and June 15, 2015.  In general, the complaint alleges that false or misleading statements were made or that there was a failure to make appropriate disclosures concerning the Company’s cyber security business and products.  We cannot predict the outcome of this lawsuit; however, the Company believes that the claims lack merit and intends to defend against the lawsuit vigorously.

Note 12 – Related Party Transactions:

On January 22, 2015, the Company paid dividends on our Series C Preferred Stock in Common Stock of the Company.  Of this dividend, $140,000, represented by 90,323 shares, was paid to River Charitable Remainder Unitrust f/b/o Isaac Blech.  On January 16, 2014, we paid dividends on our Series C Preferred Stock in Common Stock of the Company.  Of this dividend, $140,000, equating to 241,379, shares was paid to River Charitable Remainder Unitrust f/b/o Isaac Blech.  River Charitable Remainder Unitrust f/b/o Isaac Blech is controlled by Isaac Blech, Vice Chairman of the Company’s Board of Directors.

On February 9, 2015, the Company acquired IPSA International Inc. (“IPSA”). Mr. Joseph Grano, our Chief Executive Officer and Chairman of the Board, served, at the time of the acquisition, on the Advisory Board of IPSA.  In addition, Centurion Holdings of which Mr. Grano is a majority owner, was an approximately 5% stockholder of IPSA.  In consideration for the acquisition of IPSA, we paid approximately $15.8 million in cash and shares of our common stock to the stockholders of IPSA. Centurion received approximately $722,000 of such consideration.  Mr. Grano recused himself from all matters and voting processes related to the transaction.

Mr. Dan Wachtler, was the CEO and Chairman at the time of the IPSA acquisition and is now CEO of our IPSA subsidiary as well as a Director of the Company. Mr. Wachtler received approximately $9,478,000 of the consideration for the acquisition of IPSA.

Centurion Holdings, of which Mr. Grano is a majority owner, has a sublease agreement for a portion of its office in New York with IPSA.  The sublease is at market rates and constitutes IPSA’s New York Office.  The lease expires in August 2018.  The base rent for the sublease is approximately $204,000 per year.

On February 20, 2015 the Company paid a dividend to IPSA’s shareholders in the amount of $1,100,000.  The dividend had been declared and accrued on IPSA’s books on December 31, 2014, prior to the merger agreement with the Company.  $659,892 of this dividend was paid to Mr. Wachtler and  $50,294 of this dividend was paid to Centurion Holdings, a Company whose majority owner is Mr. Grano.

On August 11, 2015, the Company entered into an exchange agreement (the “Exchange Agreement”) with the holders of outstanding warrants to purchase shares of the Company’s common stock (the “Holders”).  The Holders consist of (i) River Charitable Remainder Unitrust f/b/o Isaac Blech (the “Trust”), of which Isaac Blech, a current Director of the Company, is the sole trustee; and (ii) Miriam Blech, the wife of Isaac Blech.  See Note 8 for further discussion on the Exchange Agreement.

Note 13 – Liquidity and Capital Resources:

As of September 30, 2015, we had cash and cash equivalents of $1,079,155, compared to $765,099 at December 31, 2014, an increase of $314,056.  The increase is attributable to the proceeds from the three equity financing transactions during the first quarter of 2015 which totaled approximately $11,300,000, offset by the net cash used in operations during the first nine months of 2015 of approximately $10,400,000.  The Company had a cash balance of approximately $1.2 million as of November 4, 2015.

Our objective from a liquidity perspective is to use operating cash flows to fund day to day operations.  In both the first nine months of 2015 and 2014 we did not achieve this objective, as cash flow from operations in the first nine months of 2015 and 2014 has been the net use of $10.4 million and $3.5 million, respectively.  Our high use of cash has been predominantly caused by declines in revenue in our existing businesses, costs associated with the IPSA acquisition, costs for the ramp up of the cyber solutions employee base and capital costs associated with the build out of the operations center for the cyber solutions group.  Additionally, revenues at IPSA were below expectations during the third quarter of 2015 due to the unexpected delay and ultimate early termination of a project with a significant customer and revenue in the cyber solutions segment has not materialized at the pace that was anticipated.  Based on the foregoing, we will have to obtain additional financing by the end of the fourth quarter to support our future operations and there can be no assurance that we will be able to obtain such financing, or if obtained, on terms favorable to the Company.  Failure to obtain the same will adversely affect the operations of the Company.

While there were no indicators during the quarter that caused us to accelerate our annual impairment assessment date, if our plans and efforts to turn the trend of reduced revenue are not successful, we may, in the future, need to reduce the amount of goodwill or intangible assets.

Note 14 – Subsequent Events:

On October 9, 2015 the Company and IPSA International, Inc. (“IPSA”) executed an amendment to the Agreement and Plan of Merger (the “Merger Agreement”) dated February 6, 2015.  This amendment deleted Section 1.12 of the Merger Agreement which provided for the potential of additional shares of common stock to be issued based on the performance of the stock price and the achievement of certain financial targets by IPSA (See Note 3).

On October 28, 2015, the Company entered into Note Extension Agreements with existing Noteholders who hold the Company’s 10% Convertible Promissory Notes (the “Notes”). Pursuant to the Note Extension Agreements, the Noteholders, who hold Notes with an aggregate principal balance of $1,600,000 which mature between October 23, 2015 and November 21, 2015, agreed to extend the maturity date of the Notes to May 21, 2016. As consideration for agreeing to extend the maturity date of the Notes, the Company agreed to issue the Noteholders five year common stock warrants to purchase an aggregate of 160,000 shares of the Company’s common stock at an exercise price of $1.12 per share.

On November 5, 2015, the Company entered into securities purchase agreements with a group of accredited investors, pursuant to which the Company issued 768,864 shares of common stock at a purchase price of $1.10 per share. In addition, the Company issued warrants to purchase up to 192,215 shares of the Corporation’s common stock in the aggregate, at an exercise price of $1.50 per share (the “Warrants”). The Warrants have a term of five years and may be exercised at any time from or after the date of issuance and contain customary, structural anti-dilution protection (i.e., stock splits, dividends, etc). Upon closing of this equity financing, the Company received proceeds of $845,750. Two of the accredited investors are Dan Wachtler, CEO of the IPSA subsidiary, who invested $250,000 and was issued 227,273 shares of common stock and 56,818 warrants, and John Catsimatidis, a member of the Board of Directors of the Company, who invested $242,750 and was issued 220,682 shares of common stock and 55,170 warrants.

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

The following discussion summarizes the significant factors affecting our results of operations and financial condition for the three month periods ended September 30, 2015 and September 30, 2014 (“third quarter of 2015 ” and “third quarter of 2014”, respectively) and the nine month periods ended September 30, 2015 and 2014.  This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended December 31, 2014 (“2014”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for 2014.

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

Liquidity

Based on recent trends in operating income and the use of cash for operations, we have determined that we will have to obtain additional financing by the end of the fourth quarter to support our future operations and there can be no assurance that we will be able to obtain such financing, or if obtained, on terms favorable to the Company.  Failure to obtain the same will adversely affect the operations of the Company.  Please see further discussion in the “Liquidity and Capital Resources” section below.

Results of Operations

Our results of operations for the three months ended September 30, 2015 and the three months ended September 30, 2014 are highlighted in the table below and discussed in the following paragraphs:

	3 Months Ended September 30,
	2015	% of Net Revenue	2014	% of Net Revenue
Net Revenue	$6,637,849		$5,399,187
Operating Expenses:
Cost of revenues	5,232,364	78.8%	4,263,100	79.0%
Selling, general & administrative	4,537,800	68.4%	2,999,119	55.6%
Depreciation and amortization	417,491	6.3%	110,674	2.0%
Energy repositioning and subcontract obligation	-	0.0%	1,162,089	21.5%
Total operating expenses	10,187,655	153.5%	8,534,982	158.1%
Loss from Operations	(3,549,806)	-53.5%	(3,135,795)	-58.1%
Other Income (Expense):
Derivative (expense) income	(22,477)	-0.4%	(2,559,761)	-47.4%
Goodwill impairment	-	0.0%	(6,363,630)	-117.8%
Intangibles impairment	-	0.0%	(429,394)	-8.0%
Interest expense, net	(167,427)	-2.5%	(3,280)	-0.1%
Other income (expense)	(128,667)	-1.9%	(19,765)	-0.3%
Total other (expense) income	(318,571)	-4.8%	(9,375,830)	-173.6%
Loss Before Income Taxes	(3,868,377)	-58.3%	(12,511,625)	-231.7%
Income Tax Expense	(157,485)	-2.4%	-	0.0%
Net Loss	(4,025,862)	-60.7%	(12,511,625)	-231.7%
Preferred Stock Dividends	-	0.0%	-	0.0%
Net Loss Available to Common Stockholders	$(4,025,862)	-60.7%	$(12,511,625)	-231.7%

Comparison of the three months ended September 30, 2015 to the three months ended September 30, 2014

The result of operations described below includes the Cyber Solutions (“CS”), Business Advisory Solutions (“BAS”) and the Energy Solutions (“ES”) segments for the third quarters of 2015 and 2014.  We acquired IPSA International, Inc. on February 9, 2015 and this new business is included in the BAS segment as of the acquisition date.

Net Revenue

Total revenue for the quarter ended September 30, 2015 was $6,637,849 as compared to $5,399,187 for the quarter ended September 30, 2014, a net increase of $1,238,662, or 22.9%.  Revenue for the quarter ended September 30, 2015 excluding the contribution from the acquisition of IPSA was $3,213,941, a net decrease of $2,185,246 when compared to the quarter ended September 30, 2014, or 40.5%.  Revenue by segment was as follows:

	Three Months Ended September 30
	2015	2014	% growth

Cyber Solutions	$939,584	$1,576,939	-40.4%

Business Advisory Solutions:
Without IPSA	1,851,791	3,218,931	-42.5%
IPSA	3,423,908	-	nm
Total Business Advisory Solutions	5,275,699	3,218,931	63.9%

Energy Solutions	422,566	603,317	-30.0%

Total Revenue	$6,637,849	$5,399,187	22.9%

Cyber Solutions Segment

Revenue for the CS segment for the quarter ended September 30, 2015 decreased 40.4% as compared to the quarter ended September 30, 2014.   The primary reason for the decrease in revenue is related to hardware re-sales.  During the third quarter of 2014, the CS segment had revenue of approximately $940,000 from hardware re-sales which was not repeated in the third quarter of 2015.  Revenue for this line of business (hardware re-sales) is significantly lower in 2015 as compared to 2014 and it is being discontinued.  The CS segment has operated as an early stage business.  We believe that the Company’s products and service offerings represent a disruptive technology and our efforts have been focused on gaining acceptance in the marketplace.  While we continue to believe that our products and service offerings provide unique and significant benefits over the existing products in the marketplace, no assurance can be given as to if and when our products will  receive broad acceptance in the marketplace.

Business Advisory Solutions Segment

Revenue for the BAS segment for the quarter ended September 30, 2015 increased 63.9% as compared to the quarter ended September 30, 2014.  The large increase is due to the acquisition of IPSA on February 9, 2015.  Revenue for the BAS segment, excluding the contribution of the IPSA acquisition, for the quarter ended September 30, 2015, decreased 42.5% as compared to the quarter ended September 30, 2014.  The decline in revenue for the BAS segment, excluding IPSA, was mainly due to a significant decline in revenue from five large customers as well as the impact of four projects that were active during the third quarter of 2014 and completed prior to the third quarter of 2015, and which were not fully offset by revenue from new customers in 2015.  Our sales efforts have not been effective in replacing revenue reductions from existing customers.  Revenue due to the IPSA acquisition during the quarter ended September 30, 2015 was $3,423,908 and was entirely incremental.  Revenue from IPSA was below expectations during the third quarter of 2015 due to the unexpected delay and ultimate reduction of a project with a significant customer.  The competitive environment has sharpened significantly as more Companies have entered this line of business, including those who use off shore labor and indirect sourcing and provide services at significantly lower rates.  The Company is evaluating how best to respond to this new market condition.

Energy Solutions Segment

Revenue for the ES segment for the quarter ended September 30, 2015 decreased 30.0% as compared to the quarter ended September 30, 2014.  As a part of the Company’s shift in strategy and repositioning that was announced in September 2014, the Company decided to de-emphasize the energy business and, as a result the assets of the energy audit business were sold in the first quarter of 2015.  This shift in the energy business was the primary reason for the decline in revenue.

Gross Margin

Gross margin (revenue less cost of revenues, defined as all costs for billable staff for the BAS segment and cost of goods for the ES and CS segments) increased to $1,405,485 for the quarter ended September 30, 2015 from $1,136,087 for the quarter ended September 30, 2014, increasing $269,398.  The main reason for the increase in gross margin was the acquisition of IPSA on February 9, 2015.  Gross margin for the quarter ended September 30, 2015 excluding the contribution from the acquisition of IPSA was $413,167, a net decrease of $722,920 when compared to the quarter ended September 30, 2014.  The main reason for the decrease was the increased expenditure in future revenue related resources in the Cyber Solutions segment and expansion of the cyber proprietary platform, which were charged to cost of revenues.

Gross margin, as a percentage of revenue, increased slightly to 21.2% in the third quarter of 2015 from 21.0% in the third quarter of 2014.  On a segment basis, the gross margin percentage increased in the BAS segment to 27.6% in the third quarter of 2015 from 27.0% in the third quarter of 2014, increased in the ES segment to 13.3% in the third quarter of 2015 from 3.8% in the third quarter of 2014, and decreased in the CS segment to -11.3% in the third quarter of 2015 from 15.5% in the third quarter of 2014.  The significant decline in the CS gross margin percentage was due to the increase in cost of revenues due to a significant investment in resources positioned to drive future projected revenue growth.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased to $4,537,800 in the third quarter of 2015 from $2,999,119 in the third quarter of 2014, an increase of 51.3%.  SG&A expenses for the quarter ended September 30, 2015 excluding the impact from the acquisition of IPSA were $2,850,665, a decrease of $148,454 when compared to the quarter ended September 30, 2014, or 4.9%.  As a percentage of net revenue, SG&A expenses increased to 68.4% in the third quarter of 2015 as compared to 55.6% in the third quarter of 2014.  SG&A expenses increased $1,538,681 during the third quarter of 2015 as compared to the third quarter of 2014 and break out as follows: the BAS segment increased $1,435,974, the ES segment decreased $331,785, the CS segment increased $457,568 and Corporate Overhead decreased $23,076. The Company accounts and manages expenses as those directly related to a business segment and corporate overhead expenses which includes executive compensation, back office functions, such as finance and human resources, and other administrative costs.  Expenses related to these groups are discussed below.

Cyber Segment

SG&A expenses in the CS segment increased to $777,382 in the third quarter of 2015 as compared to $319,814 in the third quarter of 2014, an increase of $457,568 or 143.1%.  The increase is primarily due to increased labor costs of approximately $256,000, increased travel expense of $57,000, increased professional fees of $82,000, and increased rent expense of $38,000.  Labor costs and travel expense increased during the third quarter of 2015 as the Company continues to grow and build out CS resources and expertise as the Company positions for future growth in the cyber segment.   Rent expense increased as the Company leased three new office/training facilities.  CS expenses as a percentage of segment revenue increased to 82.7% in the third quarter of 2015 from 20.3% in the third quarter of 2014.

BAS Segment

SG&A expenses in the BAS segment increased to $1,943,878 in the third quarter of 2015 as compared to $507,904 in the third quarter of 2014, an increase of $1,435,974 or 282.7%.  The increase is primarily attributable to the incremental expenses due to the acquisition of IPSA which were $1,687,135.  BAS expenses as a percentage of segment revenue increased to 36.8% in the third quarter of 2015 from 15.8% in the third quarter of 2014.

ES Segment

SG&A expenses in the ES segment decreased to $202,215 in the third quarter of 2015 as compared to $534,000 in the third quarter of 2014, a decrease of $331,785 or 62.1%.  The decrease is primarily attributable to reduced labor costs of approximately $167,000.  The decrease in labor costs is due to planned reductions in the labor force as the Company’s shifted its strategy and de-emphasized the energy segment.  ES expenses as a percentage of segment revenue decreased to 47.9% in the third quarter of 2015 from 88.5% in the third quarter of 2014.

Corporate Overhead

Corporate Overhead SG&A expenses decreased to $1,614,325 in the third quarter of 2015 from $1,637,401 in the third quarter of 2014, a decrease of $23,076 or 1.4%.  The main drivers of the decrease were decreases in labor costs of $172,000, which was offset by an increase in professional fees of $107,000.  The decrease in labor costs was primarily due to the reduction in a small number of corporate positions.  The increase in professional fees is primarily due to higher legal and accounting fees as well as increased public relations and investor relations fees.

Energy repositioning and subcontract obligation

During the third quarter of 2014, the Company incurred one-time charges of approximately $1,162,000 related to two items: 1) the repositioning of the Company to accentuate an increased focus and commitment to cybersecurity and regulatory risk mitigation and 2) recording a liability where the Company is a co-indemnitor with Prime Solutions, Inc. which is a subcontractor to Honeywell on a solar project; both items are explained below.

On October 17, 2014, the Company announced it would reposition the business to focus on cyber security and regulatory risk mitigation, rename the Company “root9B Technologies, Inc.”, and de-emphasize the ES segment by adjusting its focus to operate in support of the Cyber and Business Advisory segments.  As a part of this repositioning, the Company reduced headcount in the ES segment and incurred one-time expenses of $412,000 related to the headcount adjustments.

Platte River Insurance Company alleges that the Company is a co-indemnitor under a contract with Honeywell pursuant to Prime Solutions, Inc.’s (“Prime”) solar project located in Worcester Massachusetts (the “Honeywell Contract”).  The Company’s maximum liability exposure under the bond is limited to $1,412,544, if Prime were to fail to meet its contracted obligations.  On October 15, 2014, the Company determined it was probable that Prime would not be able to meet its contracted obligations under the Honeywell Contract and therefore the Company had an obligation to meet outstanding Honeywell Contract obligations.  The Company recorded a one-time accrual of $650,000, which was, and continues to be, the Company’s estimate of the most likely amount of its obligation under the co-indemnity agreement.

Other Income (Expense

Other Income (Expense) for the third quarter of 2015 resulted in expense of $318,571, as compared to an expense of $9,375,830 in the third quarter of 2014.  The main components of the net expense is the derivative expense and other income and is discussed below.

Derivative (expense) income

From May 2010 through the first quarter of 2013, the Company issued Series B Preferred Stock, Debentures, Series C Preferred Stock, 7% Convertible Redeemable Promissory Notes, and Series D Preferred Stock, all with detachable common stock purchase warrants deemed to be derivative instruments.  Additionally, a contingent value right was issued as a part of the merger agreement with IPSA International, Inc. and this right was also deemed to be a derivative instrument. These warrants and the contingent value right are recorded as derivative liabilities and “marked-to-market” based on fair value estimates at each reporting date.  Collectively, these derivatives were valued at an estimated fair value of $3,434,364 at September 30, 2015, with the change (increase) in value since June 30, 2015 of $22,477, being recognized as derivative (non-cash) expense on the consolidated statement of operations for the third quarter of 2015.  For the quarter ended September 30, 2014, the change in derivative valuation for the like period was non-cash expense of $2,559,761.

Interest Expense

Interest expense increased to approximately $167,000 in the third quarter of 2015 as compared to approximately $3,000 in the third quarter of 2014.  The Company’s IPSA subsidiary sells certain of its accounts receivable with full recourse to Advance Payroll Funding Ltd. (“Advance”).  Fees charged to the Company from this factoring arrangement with Advance for accounts receivable sold with full recourse include an administrative fee that is incurred upon funding of the factored invoices to the Company and a closing fee that is incurred when payment of the original accounts receivable amount is paid to the factoring company by the Company’s customer. Administrative and closing fees from the factoring arrangement are included in interest expense in the consolidated financial statements.  During the third quarter of 2015, interest expense related to this arrangement was approximately $71,000 and completely incremental as compared to the same period last year.  Additionally, during the third quarter of 2015, the Company incurred interest expense of approximately $76,000 related to the outstanding convertible notes, which was also incremental as compared to the same period last year.

Goodwill impairment

A goodwill impairment evaluation as of September 30, 2014 was performed by applying both the Step 1 and Step 2 tests as prescribed by FASB ASC 350. The results of the Step 1 test for the BAS segment indicated no impairment to goodwill related to this segment and Step 2 was not required.  The results for the Step 1 test for the ES segment did indicate impairment of goodwill and Step 2 was completed to determine the amount of impairment.  The Company engaged an outside firm that specializes in valuation assessments to perform the Step 1 and Step 2 tests and valuation work.  Of the $10,716,000 in goodwill that was recorded as of December 31, 2013, $6,364,000 was attributable to the ES segment.  After completion of the valuation work of the ES segment it was determined that the implied fair value of the goodwill for the ES segment was $0, resulting in a non-cash impairment charge of $6,364,000.  The impairment was due to slower than planned in revenue, earnings and cash flow as well as the launched effort to reposition the Company and adjust its strategy away from stand-alone energy services.  The repositioning effort included a change of the business to focus on cybersecurity and regulatory risk mitigation, renaming the Company “root9B Technologies, Inc.”, and de-emphasizing the ES segment by adjusting its focus to operate in support of the CS and BAS segments.    As a result of these changes and factors and the evaluation from the outside valuation firm, a full impairment of the goodwill relating to the ES segment was recorded.

Intangibles impairment

As a part of the merger with GreenHouse Holdings, Inc. in March of 2012 and the acquisition of Ecological in December 2012, the Company recorded intangible assets in the ES segment for both trade names and customer lists.  The net book value of the trade names of GreenHouse Holdings, Inc. and Ecological as of September 30, 2014, prior to impairment, was $223,000 and for the customer lists was $206,000.  In light of the repositioning of the Company discussed above and after valuation of the ES segment and its performance and future prospects, it was determined that there was no value to these intangibles related to the ES segment and the Company recorded impairment expense of $429,000 during the third quarter of 2014 for the full net book value of the assets.

Income Tax Benefit (Expense)

The Company had income tax expense for the third quarter of 2015 of $157,485, compared to $0 of income tax expense for the third quarter of 2014.  The effective tax rate was (4.1)% in the third quarter of 2015 and 0.0% in the third quarter of 2014.  The income tax expense relates primarily to income tax on profits in the Canadian business of the IPSA International subsidiary.

Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014

Our results of operations for the first nine months of 2015 and the first nine months of 2014 are highlighted in the table below and discussed in the following paragraphs:

	9 Months Ended September 30,
	2015	% of Net Revenue	2014	% of Net Revenue
Net Revenue	$24,122,081		$14,821,758
Operating Expenses:
Cost of revenues	18,630,208	77.2%	11,477,800	77.4%
Selling, general & administrative	13,108,647	54.4%	8,243,549	55.6%
Depreciation and amortization	1,093,521	4.5%	306,731	2.1%
Energy repositioning and subcontract obligation	-	0.0%	1,162,089	7.8%
Acquisition related costs	649,442	2.7%	-	0.0%
Total operating expenses	33,481,818	138.8%	21,190,169	142.9%
Loss from Operations	(9,359,737)	-38.8%	(6,368,411)	-42.9%
Other Income (Expense):
Derivative (expense) income	3,768,199	15.6%	(3,930,733)	-26.5%
Goodwill impairment	-	0.0%	(6,363,630)	-43.0%
Intangibles impairment	-	0.0%	(429,394)	-2.9%
Interest expense, net	(698,068)	-2.8%	(32,731)	-0.2%
Other income (expense)	(39,430)	-0.2%	283,217	1.9%
Total other (expense) income	3,030,701	12.6%	(10,473,271)	-70.7%
Loss Before Income Taxes	(6,329,036)	-26.2%	(16,841,682)	-113.6%
Income Tax Benefit (Expense)	1,881,017	7.8%	-	0.0%
Net Loss	(4,448,019)	-18.4%	(16,841,682)	-113.6%
Preferred Stock Dividends	(406,372)	-1.7%	(941,880)	-6.3%
Net Loss Available to Common Stockholders	$(4,854,391)	-20.1%	$(17,783,562)	-119.9%

The result of operations described below includes the Cyber Solutions (“CS”), Business Advisory Solutions (“BAS”) and the Energy Solutions (“ES”) segments for the nine months ended September 30, 2015 and 2014.  We acquired IPSA International, Inc. on February 9, 2015 and this new business is included in the BAS segment as of the acquisition date.

Net Revenue

Total revenue for the nine months ended September 30, 2015 was $24,122,081 as compared to $14,821,758 for the nine months ended September 30, 2014, a net increase of $9,300,323, or 62.7%.  Revenue for the nine months ended September 30, 2015 excluding the contribution from the acquisition of IPSA was $10,265,405, a net decrease of $4,556,353 when compared to the nine months ended September 30, 2014, or 30.7%.  Revenue by segment was as follows:

	Nine Months Ended September 30,
	2015	2014	% growth

Cyber Solutions	$2,050,862	$2,942,716	-30.3%

Business Advisory Solutions:
Without IPSA	6,717,338	9,848,112	-31.8%
IPSA	13,856,676	-	nm
Total Business Advisory Solutions	20,574,014	9,848,112	108.9%

Energy Solutions	1,497,205	2,030,930	-26.3%

Total Revenue	$24,122,081	$14,821,758	62.7%

Cyber Solutions Segment

Revenue for the CS segment for the nine months ended September 30, 2015 decreased 30.3% as compared to the nine months ended September 30, 2014.   The primary reason for the decline in revenue is due to revenue from hardware re-sales in the first nine months of 2014, in the amount of approximately $1,550,000, which was not repeated during the first nine months of 2015.  Revenue for this line of business (hardware re-sales) is significantly lower in 2015 as compared to 2014 and it is being discontinued.  The CS segment has operated as an early stage business.  We believe that the Company’s products and service offerings represent a disruptive technology and our efforts have been focused on gaining acceptance in the marketplace.  While we continue to believe that our products and service offerings provide unique and significant benefits over the existing products, no assurance can be given as to if and when our products will  receive broad acceptance in the marketplace.

Business Advisory Solutions Segment

Revenue for the BAS segment for the nine months ended September 30, 2015 increased 108.9% as compared to the nine months ended September 30, 2014.  The large increase is due to the acquisition of IPSA on February 9, 2015.  Revenue for the BAS segment, excluding the contribution of the IPSA acquisition, for the nine months ended September 30, 2015, decreased 31.8% as compared to the nine months ended September 30, 2014.  The decline in revenue for the BAS segment was mainly due to a significant decline in revenue from four large customers as well as the impact of five projects that were active during the first nine months of 2014 and completed in 2014, which was not fully offset by revenue from new customers in 2015.  Our sales efforts have not been effective in replacing revenue reductions from existing customers.  Revenue due to the IPSA acquisition during the nine months ended September 30, 2015 was $13,856,676 and was entirely incremental.  The competitive environment has sharpened significantly as more Companies have entered this line of business, including those who use off shore labor and indirect sourcing and provide services at significantly lower rates.  The Company is evaluating how best to respond to this new market condition.

Energy Solutions Segment

Revenue for the ES segment for the nine months ended September 30, 2015 decreased 26.3% as compared to the nine months ended September 30, 2014.  As a part of the Company’s shift in strategy and repositioning that was announced in September 2014, the Company decided to de-emphasize the energy business and, as a result the assets of the energy audit business were sold in the first quarter of 2015.  This shift in the energy business was the primary reason for the decline in revenue.

Gross Margin

Gross margin (revenue less cost of revenues, defined as all costs for billable staff for the BAS segment and cost of goods for the ES and CS segments) increased to $5,491,873 for the nine months ended September 30, 2015 from $3,343,958 for the nine months ended September 30, 2014, increasing $2,147,915.  The main reason for the increase in gross margin was the acquisition of IPSA on February 9, 2015.  Gross margin for the nine months ended September 30, 2015 excluding the contribution from the acquisition of IPSA was $823,099, a net decrease of $2,520,859 when compared to the nine months ended September 30, 2014.  The main reason for the decrease was the increased expenditure in future revenue related resources in the Cyber Solutions segment and expansion of the cyber proprietary platform, which were charged to cost of revenues.

Gross margin, as a percentage of revenue, increased to 22.8% in the first nine months of 2015 as compared to 22.6% in the first nine months of 2014.  On a segment basis, the gross margin percentage increased in the BAS segment to 30.7% in the first nine months of 2015 from 25.2% in the first nine months of 2014, increased in the ES segment to 16.3% in the first nine months of 2015 from 5.9% in the first nine months of 2014, and decreased in the CS segment to -51.5% in the first nine months of 2015 from 25.2% in the first nine months of 2014.  The significant decline in the CS gross margin percentage was due to the increase in cost of revenues due to a significant investment in resources related to future projected revenue growth.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased to $13,108,647 in the first nine months of 2015 from $8,243,549 in the first nine months of 2014, an increase of 59.0%.  SG&A expenses for the nine months ended September 30, 2015 excluding the impact from the acquisition of IPSA were $8,923,161, an increase of $679,612 when compared to the nine months ended September 30, 2014, or 8.2%.  As a percentage of net revenue, SG&A expenses decreased to 54.4% in the first nine months of 2015 as compared to 55.6% in the first nine months of 2014.  SG&A expenses increased $4,865,098 during the first nine months of 2015 as compared to the first nine months of 2014 and break out as follows: the BAS segment increased $3,812,477, the ES segment decreased $881,372, the CS segment increased $1,197,284 and Corporate Overhead increased $736,709.  The Company accounts and manages expenses as those directly related to a business segment and corporate overhead expenses which includes executive compensation, back office functions, such as finance and human resources, and other administrative costs.  Expenses related to these groups are discussed below.

Cyber Segment

SG&A expenses in the CS segment increased to $1,884,883 in the first nine months of 2015 as compared to $687,599 in the first nine months of 2014, an increase of $1,197,284 or 157.1%.  The increase is primarily due to increased labor costs of approximately $704,000, increased travel expense of $225,000, increased rent expense of $136,000 and increased professional fees of $121,000.  Labor costs and travel expense increased during the first nine months of 2015 as the Company continues to grow and build out CS resources and expertise as the Company positions for future growth in the cyber segment.   Rent expense increased as the Company leased three new office/training facilities and professional fees increased due to higher marketing costs.  CS expenses as a percentage of segment revenue increased to 91.9% in the first nine months of 2015 from 23.4% in the first nine months of 2014.

BAS Segment

SG&A expenses in the BAS segment increased to $5,377,553 in the first nine months of 2015 as compared to $1,565,076 in the first nine months of 2014, an increase of $3,812,477 or 143.6%.  The increase is attributable to the incremental expenses due to the acquisition of IPSA which were $4,185,486.  BAS expenses as a percentage of segment revenue increased to 26.1% in the first nine months of 2015 from 15.9% in the first nine months of 2014.

ES Segment

SG&A expenses in the ES segment decreased to $690,382 in the first nine months of 2015 as compared to $1,571,754 in the first nine months of 2014, a decrease of $881,372 or 56.1%.  The decrease is primarily attributable to reduced labor costs of approximately $628,000.  The decrease in labor costs is due to planned reductions in the labor force as the Company’s shifted its strategy and de-emphasized the energy segment.  ES expenses as a percentage of segment revenue decreased to 46.1% in the first nine months of 2015 from 77.4% in the first nine months of 2014.

Corporate Overhead

Corporate Overhead SG&A expenses increased to $5,155,830 in the first nine months of 2015 from $4,419,121 in the first nine months of 2014, an increase of $736,709 or 16.7%.  The main drivers of the increase were increases in labor costs of $230,000 and in professional fees of $360,000.  The increase in labor costs was primarily due to the addition of an incremental executive position.  During January of 2014, the Company hired a senior team member who was leading the Energy Solutions group and is no longer with the Company.  Additionally, in May of 2014 a new CEO was named.  The compensation and bonus related to these two positions is partially incremental to the first nine months of 2015 as compared to the first nine months of 2014.  The increase in professional fees is primarily due to higher legal and accounting fees as well as increased public relations and investor relations fees.

Energy repositioning and subcontract obligation

During the first nine months of 2014, the Company incurred one-time charges of approximately $1,162,000 related to two items: 1) the repositioning of the Company to accentuate an increased focus and commitment to cybersecurity and regulatory risk mitigation and 2) recording a liability where the Company is a co-indemnitor with Prime Solutions, Inc. which is a subcontractor to Honeywell on a solar project; both items are explained below.

On October 17, 2014, the Company announced it would reposition the business to focus on cyber security and regulatory risk mitigation, rename the Company “root9B Technologies, Inc.”, and de-emphasize the ES segment by adjusting its focus to operate in support of the Cyber and Business Advisory segments.  As a part of this repositioning, the Company reduced headcount in the ES segment and incurred one-time expenses of $412,000 related to the headcount adjustments.

Platte River Insurance Company alleges that the Company is a co-indemnitor under a contract with Honeywell pursuant to Prime Solutions, Inc.’s (“Prime”) solar project located in Worcester Massachusetts (the “Honeywell Contract”).  The Company’s maximum liability exposure under the bond is limited to $1,412,544, if Prime were to fail to meet its contracted obligations.  On October 15, 2014, the Company determined it was probable that Prime would not be able to meet its contracted obligations under the Honeywell Contract and therefore the Company had an obligation to meet outstanding Honeywell Contract obligations.  The Company recorded a one-time accrual of $650,000, which was, and is currently, the Company’s estimate of the most likely amount of its obligation under the co-indemnity agreement.

Acquisition related costs

On February 6, 2015, the Company entered into an Agreement and Plan of Merger with IPSA International, Inc. (“IPSA”). On February 9, 2015, the Company and IPSA consummated and closed the Merger.  During the first nine months of 2015, the Company incurred one-time charges for legal, accounting and advisory fees of $649,442 related to the merger transaction.

Other Income (Expense)

Other Income (Expense) for the first nine months of 2015 resulted in income of $3,030,701 as compared to an expense of $10,473,271 in the first nine months of 2014.  The main components of the net other income are the derivative income, interest expense and other income.  The goodwill and intangibles impairment incurred during 2014 are discussed above as all activity related to these items occurred in the third quarter of 2014.

Derivative (expense) income

From May 2010 through the first quarter of 2013, the Company issued Series B Preferred Stock, Debentures, Series C Preferred Stock, 7% Convertible Redeemable Promissory Notes, and Series D Preferred Stock, all with detachable common stock purchase warrants deemed to be derivative instruments.  Additionally, a contingent value right was issued as a part of the merger agreement with IPSA International, Inc. and this right was also deemed to be a derivative instrument. These warrants and the contingent value right are recorded as derivative liabilities and “marked-to-market” based on fair value estimates at each reporting date.  Collectively, these derivatives were valued at an estimated fair value of $3,434,364 at September 30, 2015, with the change (decrease) in value since December 31, 2014 of $3,768,199, being recognized as derivative (non-cash) income on the consolidated statement of operations for the first nine months of 2015.  For the first nine months ended September 30, 2014, the change in derivative valuation for the like period was non-cash expense of $3,930,733.

Interest Expense

Interest expense increased to approximately $698,000 in the first nine months of 2015 as compared to approximately $33,000 in the first nine months of 2014.  The Company’s IPSA subsidiary sells certain of its accounts receivable with full recourse to Advance Payroll Funding Ltd. (“Advance”).  Fees charged to the Company from this factoring arrangement with Advance for accounts receivable sold with full recourse include an administrative fee that is incurred upon funding of the factored invoices to the Company and a closing fee that is incurred when payment of the original accounts receivable amount is paid to the factoring company by the Company’s customer. Administrative and closing fees from the factoring arrangement are included in interest expense in the consolidated financial statements.  During the first nine months of 2015 interest expense related to this arrangement was approximately $446,000 and completely incremental as compared to the same period last year.  Additionally, during the first nine months of 2015, the Company incurred interest expense of approximately $232,000 related to the outstanding convertible notes, which was also incremental as compared to the same period last year.

Other income

Other income (expense) decreased to an expense of $39,430 in the first nine months of 2015 as compared to income of $283,217 in the first nine months of 2014.  During the first nine months of 2015, the Company sold some assets from its Energy Solutions segment which resulted in a realized gain of approximately $85,000 and is included in other income.  During the first nine months of 2014, the Company entered into an agreement with the landlord for the New York office where it was agreed that the Company would vacate the office space at the end of 2014, which was earlier than the lease term, and in exchange incurred no rent expense during 2014.  As a result of this agreement, the Company recorded a gain related to the early termination of the contract of $239,248 in the first nine months of 2014, which was included in other income.

Income Tax Benefit (Expense)

The Company had an income tax benefit for the first nine months of 2015 of $1,881,017, compared to $0 of income tax expense for the first nine months of 2014.  The effective tax rate was (30.1)% in the first nine months of 2015 and 0.0% in the first nine months of 2014.

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

Prior to the acquisition, the Company had determined that it was more likely than not that some portion or all of its deferred tax assets would not be realized and therefore had recorded a valuation allowance for the full amount of its deferred tax assets (which were $7,543,910 at December 31, 2014).  Upon the acquisition, the Company evaluated the likelihood that the acquired deferred tax assets and liabilities would be realized and as a result of that evaluation, recorded an increase to the valuation allowance of approximately $474,000 related to the acquired deferred tax assets and recorded a reduction to the valuation allowance of approximately $2,842,000 related to the deferred tax liability associated with the acquired identifiable intangible assets.  The net amount of these two adjustments to the Company’s valuation allowance against its net deferred tax assets was approximately $2,368,000 and is included in the income tax benefit on the Company’s consolidated statement of operations for the nine months ended September 30, 2015.

Preferred Stock Dividends

The Company has two series of Convertible Preferred Stock which pay dividends at annual specified rates.  The two series are: 7% Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock, which has a 7% dividend rate.  See further discussion on the Convertible Preferred Stock in Note 8 to the Financial Statements. Dividends paid during the first nine months of 2015, which were paid in common stock, were valued at issuance as follows: to Series B, 36,369 shares valued at $56,372, and to Series C, 225,807 shares valued at $350,000.

Dividend

No dividend for common stock has been declared as of September 30, 2015, and the Company does not anticipate declaring dividends in the future.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date”, a standard to provide for a one-year deferral of the effective date of ASU 2014-09.  ASU 2015-14 requires application of ASU 2014-09 for annual reporting periods beginning after December 15, 2017 and early adoption is permitted as of the original effective date (i.e. for annual reporting periods beginning after December 15, 2016).  The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

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

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of $1,079,155, compared to $765,099 at December 31, 2014, an increase of $314,056.  The increase is primarily attributable to the proceeds from the three equity financing transactions during the first quarter of 2015 which totaled approximately $11,300,000, offset by the net cash used in operations during the first nine months of 2015 of approximately $10,400,000.  The Company had a cash balance of approximately $1.2 million as of November 4, 2015.

Our objective from a liquidity perspective is to use operating cash flows to fund day to day operations.  In both the first nine months of 2015 and 2014, we did not achieve this objective, as cash flow from operations in the first nine months of 2015 and 2014 has been the net use of $10.4 million and $3.5 million, respectively.  Our high use of cash has been predominantly caused by declines in revenue in our existing businesses, costs associated with the IPSA acquisition, costs for the ramp up of the cyber solutions employee base and capital costs associated with the build out of the operations center for the cyber solutions group.  Additionally, revenues at IPSA were below expectations during the second and third quarters of 2015 due to the unexpected delay and ultimate early termination of a project with a significant customer and revenue in the cyber solutions segment has not materialized at the pace that was anticipated.  Based on the foregoing, we will have to obtain additional financing by the end of the fourth quarter to support our future operations and there can be no assurance that we will be able to obtain such financing, or if obtained, on terms favorable to the Company.  Failure to obtain the same will adversely affect the operations of the Company.

While there were no indicators during the quarter that caused us to accelerate our annual impairment assessment date, if our plans and efforts to turn the trend of reduced revenue are not successful, we may, in the future, need to reduce the amount of goodwill or intangible assets.

Working capital was $(126,142) and ($1,606,502) at September 30, 2015 and December 31, 2014, respectively, an increase of $1,480,360. The increase is driven primarily by the increase in cash from the three financing transactions during the first nine months of 2015 as well as the additional current assets added from the IPSA acquisition.

Non-current liabilities at September 30, 2015 are $3,437,131, and primarily consist of a derivative liability related to the current valuation of outstanding common stock purchase warrants of $3,434,364. Shareholders’ Equity was $22,268,344 at September 30, 2015 (representing 67.2% of total assets), compared to a balance at December 31, 2014 of ($5,480,525).

Cash Flows from Operating Activities

During the nine months ended September 30, 2015, net cash used in operating activities was $10,374,000 as compared to net cash used in operating activities of $3,476,000 during the nine months ended September 30, 2014, an increase of $6,898,000.  The net cash used during the nine months ended September 30, 2015 was primarily attributable to: i) the loss from operations of $9,360,000, and ii) the payments of accounts payable and accrued expenses of $3,348,000.

Cash Flows from Investing Activities

Cash used in investing activities during the nine months ended September 30, 2015 was $3,531,000 and was primarily due to the cash paid for IPSA merger transaction of $2,500,000 offset by the cash acquired from IPSA at the time of the merger of $1,130,000 as well as purchases of property and equipment and construction in progress of $2,262,000.

Cash Flows from Financing Activities

Cash provided by financing activities of $14,163,000 for the nine months ended September 30, 2015 was due to the proceeds from three equity financing transactions of $11,290,000 and cash received upon the exercise of stock options and warrants of $2,869,000.

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

Off-Balance-Sheet Arrangements

As of September 30, 2015, and during the nine months then ended, there were no other transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Outlook

In the latter half of 2014, the Company announced that it was de-emphasizing the energy business and repositioning itself as a cybersecurity and regulatory risk mitigation business.

The Company acquired root9B, its wholly owned cybersecurity business at the end of 2013.  In 2014, root9B began expanding the number of subject matter experts it employs from 6 to its current number of 48, and developed and enhanced its offensive and defensive cyber operations platforms and tools.  These efforts have resulted in the development of Orion an Active Adversarial Pursuit (HUNT) platform, Orkos which identifies compromised credentials and supports predictive remediation, Cerberus which provides host based security analytics and breach monitoring and Event Horizon which provides non attributable network access that allows users to connect to a secure managed tunnel for web, e-mail and file transfers.  The Adversary Pursuit Center (APC), root9B’s 24/7 manned cyber security center opened in September 2015.  The APC combines internal and external threat intelligence feeds to drive pursuit operations and perimeter defense within client networks.  In 2014, we reported approximately $4.0 million in cybersecurity revenue which was broken down between $1.5 million of training, $1.6 million of low margin hardware re-sales and $0.9 million of operations income.  We plan to discontinue the re-sale of hardware and focus on the development, sale and licensing of root9B’s tools at significantly higher margins.  We continue to believe that root9B’s Orion Hunt Platform and other tools will provide a distinct advantage by allowing customers to focus on identifying potential threats before significant data breaches occur rather than remediation after the occurrence.  We are still in the early stages of commercialization and while we believe that our business developments efforts will be successful, and enhanced by the opening of the APC in September 2015, there can be no assurances that our efforts to commercialize our new products offerings and grow root9B’s revenues will be successful.

In February 2015, the Company acquired IPSA International, Inc., an international risk mitigation consulting firm.  IPSA is an established business with operations at a number of locations in and outside of the United States.  IPSA’s revenue is primarily generated through a small number of anti-money laundering clients who have traditionally accounted for approximately 80% of total revenue.  As these large customers come off of engagements or as new engagements begin IPSA’s revenue can experience dramatic swings. Therefore, IPSA is dependent on a relatively small number of clients for the majority of its revenues.  In order to decrease this dependency, we are focusing efforts on growing IPSA’s other revenue lines, particular investigations related to the issuance of second passports in Antigua, St Kitts and other emerging markets, which are expected to provide increased revenue stability.  In early 2015, when we acquired IPSA, we combined our Business Advisory Solutions unit with IPSA and that combined entity accounted for approximately 79% and 85% of our revenues for the three months and nine months ended September 30, 2015, respectively. We expect that IPSA, including BAS, will produce the preponderance of our revenues in the near term until we can recognize revenue gains within our cybersecurity unit, root9B, of which there can be no assurance.   The competitive environment has sharpened significantly as more Companies have entered IPSA’s line of business, including those who use off shore labor and indirect sourcing and provide services at significantly lower rates.  The Company is evaluating how best to respond to this new market condition.

Because of the time needed to build root9B and IPSA revenues, and the selling, general and administrative expenses of the Company related to such anticipated growth, the Company has been experiencing negative cash flow and has used periodic financings to maintain its operations. If the Company’s expectations about revenue growth are achieved, of which there can be no assurance, it will achieve positive cash flow during 2016.  However, the Company will require additional financing before the end of the fourth quarter of 2015 to sustain operations.  The Company is currently pursuing available options for obtaining the required financing.  However, no assurances can be given that the Company will be successful in obtaining the necessary financing.

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

Market fluctuation impact on assets

For the nine months ending September 30, 2015, the valuation of the Variable Life Insurance policies had an investment loss of $10,210.

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

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2015. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

There were no changes in internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Platte River Insurance Company instituted an action on April 8, 2015 in the United States District Court for the District of Massachusetts.  See Note 11 - Commitments and Contingencies for more details.

The Company and three senior executives of the Company are named as defendants in a class action proceeding filed on June 23, 2015, in the U.S. District Court for the Central District of California.  On September 24, 2015, the U.S. District Court for the Central District of California granted a motion to transfer the lawsuit to the United States District Court for the District of Colorado.  On October 14, 2015, the Court appointed David Hampton as Lead Plaintiff and approved Hampton’s selection of the law firm Levi & Korsinsky LLP as Lead Counsel.  The Plaintiff alleges in the Complaint violations of the federal securities laws on behalf of a class of persons who purchased shares of the Company’s common stock between December 1, 2014 and June 15, 2015.  In general, the complaint alleges that false or misleading statements were made or that there was a failure to make appropriate disclosures concerning the Company’s cyber security business and products.  We cannot predict the outcome of this lawsuit; however, the Company believes that the claims lack merit and intends to defend against the lawsuit vigorously.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Other than those previously reported on Form 8-K, no unregistered securities were sold or issued during the nine months ended September 30, 2015.

Item 3	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Additional Risk Factor:

WE HAVE CONTINUED TO EXPERIENCE SIGNIFICANT LOSSES FROM OPERATIONS

We have experienced substantial and continuing losses from operations which have continued in the first nine months of 2015.  These are the result of declining revenues in our existing businesses, increases in selling, general and administrative expenses incurred in preparation for growth and costs associated with the IPSA acquisition.  We will have to obtain additional financing by the end of the fourth quarter to support our future operations and there can be no assurance that we will be able to obtain such financing, or if obtained, on terms favorable to the Company.  Failure to obtain the same will adversely affect the operations of the Company.

Item 6.	Exhibits

Exhibit No.	Description

4.1	Form of Prior Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s report on Form 8-K filed March 7, 2011)

4.2	Form of Replacement Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s report on Form 8-K filed August 12, 2015)

10.1	Exchange Agreement dated August 11, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed August 12, 2015)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350).

32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

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

ROOT9B TECHNOLOGIES, INC.
(Registrant)
DATE: November 13, 2015	By:	/s/ Joseph J. Grano, Jr.
Joseph J. Grano, Jr.
Chief Executive Officer

DATE: November 13, 2015	By:	/s/ Kenneth T. Smith
Kenneth T. Smith
Chief Financial Officer