Form 10-K
period 2015-12-31
root9B Technologies, Inc.
filed 2016-03-30
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
☐ Yes   ☒ No

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

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

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

Large accelerated filer ☐                                                                Accelerated filer ☐

Non-accelerated filer   ☐                                                                Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

State issuer’s revenues for its most recent fiscal year (ended December 31, 2015): $29,358,431.

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last day of the registrant’s most recently completed second fiscal quarter was $74,368,345.

The total number of shares of Common Stock of the Registrant outstanding as of the latest practicable date, March 15, 2016 is 83,668,314.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) within 120 days of the end of the Company’s fiscal year ended December 31, 2015, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the SEC as part of this annual report on Form 10-K.

ROOT9B TECHNOLOGIES, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

 PART I

ITEM 1.             BUSINESS.

OVERVIEW

We are a provider of cybersecurity, business advisory services principally in regulatory risk mitigation, and energy and controls solutions.  We help clients in diverse industries to provide full scale cyber operations and solutions, mitigate risk, comply with complex regulations, improve performance and productivity, and leverage and integrate technology.  We work with our customers to assess, design, and provide customized solutions and advisory services that are tailored to address each client’s particular requirements and needs. Our clients range in size from Fortune 100 companies to mid-sized and owner-managed businesses across a broad range of industries including local, state, and federal agencies.

We were incorporated on January 5, 2000 as Continuum Group C Inc. under the laws of the State of Nevada, and did not conduct business as such.  On November 5, 2004, we consummated a share exchange agreement dated as of October 12, 2004, among us, Premier Alliance Group, Inc., a North Carolina corporation (‘‘North Carolina Premier’’), and the shareholders of North Carolina Premier. As a result, North Carolina Premier merged into us and our name was changed to Premier Alliance Group, Inc. North Carolina Premier had commenced operations in 1995 and was founded by a group of experienced consultants that specialized in technology and financial services.  In November 2004, and as a result of the merger of North Carolina Premier into the Company, it became part of a publicly traded company.  In 2011, we re-domiciled under the laws of the state of Delaware. We have grown significantly both organically and through strategic acquisitions of complementary businesses.  Significant acquisitions we have completed include root9B, LLC in November 2013 and IPSA International, Inc. in February 2015.

In September 2014, the Company announced a shift in strategy to accelerate the differentiated capabilities of its wholly-owned cybersecurity subsidiary root9B, and to focus primarily on cybersecurity and regulatory risk mitigation.  In connection with this strategic shift, the Company changed its name and OTCQB ticker symbol as part of a rebranding effort, to root9B Technologies, Inc. and RTNB.

Our team is made up of individuals that have deep experience and training as cyber security experts, analysts, technology and engineer specialists, business and project consultants.  We have hired our experienced professionals from a wide variety of organizations and key industries, which include cyber security, financial services, utilities, life science, technology, government and healthcare.

OUR SERVICES

We are a provider of cyber security, business advisory services principally in regulatory risk mitigation, and energy and controls solutions.  Our services and solutions target mitigating risk, assisting with compliance, and maximizing profits by addressing core areas for businesses, primarily cyber security, regulatory compliance, risk mitigation and energy and controls related initiatives.

During 2015 we provided our services through three operating segments: Cyber Solutions, IPSA/Business Advisory Solutions and Energy and Controls Solutions.  For the year ended December 31, 2015, 10% of our revenue was generated from Cyber Solutions, 84% from IPSA/Business Advisory Solutions and 6% from Energy and Controls Solutions.

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

IPSA/Business Advisory Solutions

IPSA specializes in Anti-Money Laundering (AML) operational, investigative and remedial services, AML risk advisory and consulting services, conducting high-end investigations with expertise in services ranging from complex financial crime and intellectual property issues to conducting anti-bribery investigations or due diligence on a potential partner or customer.  Our IPSA/Business Advisory Solutions team focuses on delivering solutions in both regulatory compliance and risk mitigation.  The group works to assist our customers with compliance by applying our expertise in various regulations and deploying processes and automation.  Similarly, we have deep expertise in risk assessment and work with our customers to develop solutions and structures to evaluate and mitigate risk.  A typical customer is an organization that has complex business processes, large amounts of data to manage, and faces change driven by regulatory or market environments, or strategic, growth and profitability initiatives.  Key areas of focus continue to be large, mandated regulatory efforts including complying with the Sarbanes-Oxley Act of 2002 (SOX), BASEL ACCORDS (for financial institutions), the Dodd-Frank Wall Street Reform and Consumer Protection Act and cybersecurity initiatives, where the team partners with the Cyber Solutions group.

Energy and Controls Solutions

The Energy and Controls Solutions group works with our customers to assess, design and install processes and automation to address energy regulation, strategy, cost, and usage initiatives.    Examples of solutions and areas of expertise include automated control systems and energy management systems. These systems apply technology to respond to events, scenarios or data patterns automatically adjusting for more efficient processes.    Our customers include companies in the commercial sector, not for profit entities and local municipalities.

OUR ACQUISITION STRATEGY

We are focused on balanced growth with a priority on driving growth in revenue and profitability in our existing businesses along with the acquisition of complementary businesses.  In 2013, we made the acquisition of root9B, LLC which expanded our scope of solutions offerings into the cybersecurity business.  We viewed this acquisition as a way to strategically broaden our business capability while also being complementary to our existing businesses, which set up an opportunity for cross-selling and providing our customers key solutions.  In February 2015, we acquired IPSA International, which is discussed further below, consolidating Business Advisory Solutions with this segment as of the acquisition date.  After our acquisitions of root9B and IPSA, we believe we are positioned in the highest areas of concern and activity for our target customers and will allow for future growth.  These segments and our solutions are complementary and give us the opportunity to cross sell across the business lines and provide our customers with core solutions and greater value.  We will continue to assess complementary acquisition opportunities.

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

FINANCINGS

During 2015 the Company closed on five financing transactions.  Subsequent to December 31, 2015 the Company closed three financing transactions.  The eight transactions are as follows:

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

4)
On November 5, 2015, the Company entered into securities purchase agreements with a group of accredited investors, pursuant to which the Company issued 768,864 shares of common stock at a purchase price of $1.10 per share. In addition, the Company agreed to issue warrants to purchase up to 192,216 shares of the Corporation’s common stock in the aggregate, at an exercise price of $1.50 per share. The warrants have a term of five years and may be exercised at any time from or after the date of issuance and contain customary, structural anti-dilution protection (i.e., stock splits, dividends, etc).  The warrants qualified for equity accounting.  Upon closing of this equity financing, the Company received proceeds of $845,750.

5)
On December 23, 2015, the Company entered into securities purchase agreements with a group of accredited investors, pursuant to which the Company issued 927,000 shares of common stock at a purchase price of $1.10 per share. In addition, the Company agreed to issue warrants to purchase up to 231,750 shares of the Corporation’s common stock in the aggregate, at an exercise price of $1.50 per share. The warrants have a term of five years and may be exercised at any time from or after the date of issuance and contain customary, structural anti-dilution protection (i.e., stock splits, dividends, etc).  The warrants qualified for equity accounting.  Upon closing of this equity financing, the Company received proceeds of $1,019,700.

Legal fees incurred in connection with these financings were deemed immaterial and expensed in the ordinary course of business.

6)
On January 26, 2016, the Company entered into securities purchase agreements with a group of accredited investors, pursuant to which the Company issued 227,273 shares of common stock at a purchase price of $1.10 per share. In addition, the Company agreed to issue warrants to purchase up to 56,818 shares of the Corporation’s common stock in the aggregate, at an exercise price of $1.50 per share (the “Warrants”). The Warrants have a term of five years and may be exercised at any time from or after the date of issuance and contain customary, structural anti-dilution protection (i.e., stock splits, dividends, etc). Upon closing of this equity financing, the Company received proceeds of $250,000.

Legal fees incurred in connection with this financing were deemed immaterial and expensed in the ordinary course of business.

7)
On February 24, 2016, the Company received proceeds of $1,256,782 in connection with the Company's offer to amend and exercise warrants. In connection with the offering, warrant holders elected to exercise a total of 1,142,529 of their $1.125 warrants at a reduced exercise price of $1.10 per share. The Company issued new warrants to the participants to purchase 285,654 shares of common stock with a term of five (5) years and have an exercise price per share equal to $1.50.

Aside from legal fees, the Company incurred fees of $75,407 in connection with this transaction and this amount is not reflected in the proceeds above.

8)
On March 10, 2016, the Company entered into securities purchase agreements with accredited investors, advisory clients of Wellington Management Company, LLP and the Dan Wachtler Family Trust pursuant to which the Company issued 5,076,863 shares of common stock at the purchase price of $1.10 per share. In addition, the Company issued warrants to purchase up to 5,076,863 shares of the Company’s common stock in the aggregate, at an exercise price of $1.10 per share. The warrants have a term of five years and may be exercised on a cashless basis. In addition to customary, structural anti-dilution protection (i.e., stock splits, dividends, etc), should the Company, during the term of the warrants, issue common shares at a per share consideration that is less than the exercise price, the exercise price of each warrant shall be reduced concurrently with such issue, to the consideration per share received by the Company for such issue of additional stock. Upon closing of this equity financing, the company received proceeds of $5,584,549.

On March 3, 2016 the Company agreed to amend the 480,784 $1.50 warrants from the November 5, 2015,  December 23, 2015 and January 5, 2016 financings and to issue these amended warrants to equal 100% warrant coverage equal to 1,923,137 five year warrants at $1.10 per share.

Aside from legal fees, the Company incurred $334,875 in fees, plus the issuance of  202,955 $1.10 five year warrants  in connection with this financing transaction and this amount is not reflected in the proceeds above.

OUR STRATEGY

Our business focus is to work with the top levels of corporations to address major initiatives that fall under governance, risk and compliance (GRC) areas.  Within GRC, the key emphasis today is around risk related to cybersecurity.  With our cyber group, root9B, we take a new approach to combatting cyber activity, using a full solution encompassing active adversarial pursuit (HUNT), cybersecurity and intelligence training, operational support, and associated technology and tools.  In 2015, we built the HUNT operations center where we conduct and provide remote HUNT services to our customers, which, we believe, offers a competitive advantage.  We believe a full spectrum solution is needed to mitigate risk associated with cyber threats.  Our IPSA/Business Advisory capabilities focus on aspects related to the ongoing emerging regulatory environment and money laundering risk mitigation that corporations and governments must address (AML, SOX, FCP, etc). We utilize talent with specific expertise that allow us to effectively assist corporations to assess compliance, design programs, remediate problems, and provide ongoing operational support.

Our customers include Fortune 500 companies (including Cisco, Duke Power, Bank of America, and PNC Bank). With the acquisition of root9B, we are also providing services to the mid-market arena and governmental entities.  The acquisition of IPSA has added financial institutions and international customers to our customer base.

OUR COMPETITION

The market for professional services and solutions is highly competitive. It is also highly fragmented, with many providers and no single competitor maintaining clear market leadership. Our competition varies by segment, type of service provided, and the customer to whom services are provided.  Our competitors in cyber security include Fireeye, IBM, Palo Alto Networks, Cisco and Symantec; and in the risk regulatory arena include Deloitte, PriceWaterhouseCoopers, Ernst & Young and Accenture.  Many of our competitors are larger and better financed than we are and have substantial marketplace reputations.

CONTRACTS

When servicing customers, we typically sign master contracts for a one to three year period. The contracts typically set rules of engagement and can include pricing guidelines. The contracts manage the relationship and are not indicators of guaranteed work. Individual contracts, Purchase Orders, or Statements of Work, are put in place (under the master agreement) for each engineer, consultant or team assigned to the client site and cover logistics of length of contract, billing information and deliverables for the particular assignment. In most cases, contracts can be terminated by either party by providing ten to thirty days’ advance notice. To date, we have received a significant portion of revenues from large sales to a small number of customers. During 2015 and 2014, our five largest customers, together comprised approximately 50% and 34% of our total revenues, respectively. Our operating results may be harmed if we are not able to complete one or more substantial sales to any large customers or are unable to collect accounts receivable from any of the large customers in any future period.

EMPLOYEES

As of March 1, 2016, we employed a total of 224 persons on a full time basis.  We believe our employee relations are good.

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

Should revenue increases not occur as anticipated, we will need to obtain additional financing in 2016 to support our future operations and there can be no assurance that we will be able to obtain financing, or if obtained, on terms favorable to the Company.  Failure to obtain the same will adversely affect the operations of the Company.

A DECLINE IN THE PRICE OF, OR DEMAND FOR, ANY OF OUR BUSINESS ADVISORY SOLUTIONS AND SERVICES, WOULD HARM OUR REVENUES AND OPERATING MARGINS.

Our Business Advisory Solutions services accounted for the majority of our revenues in 2015  (approximately 84%, post the IPSA acquisition), and 2014 (approximately 64%, pre the IPSA acquisition). We anticipate that revenue from the Business Advisory Solutions services, particularly in view of the acquisition of IPSA International, which was combined with the Business Advisory group, will continue to constitute the majority of our revenues in 2016.  A decline in the price of, or demand for Business Advisory Solutions would harm our business.  We experienced such a decline in 2015, and cannot predict if such a trend will be reversed in future periods.  We anticipate that revenue in the Cybersecurity segment could, in the future, exceed the revenues of our Business Advisory Solutions group, of which there can be no assurance.

A SIGNIFICANT PORTION OF OUR BUSINESS REVENUES DEPEND ON A RELATIVELY SMALL NUMBER OF LARGE CUSTOMERS.  IF ANY OF THESE CUSTOMERS DECIDE THEY WILL NO LONGER USE OUR SERVICES, REVENUES WILL DECREASE AND FINANCIAL PERFORMANCE WILL BE SEVERELY IMPACTED.

To date, we have received a significant portion of our revenues from large sales to a small number of customers. During 2015 and 2014, our five largest customers, together comprised approximately 50% and 34% of our total revenues, respectively. Our operating results may be harmed if we are not able to complete one or more substantial sales to any large customers or are unable to collect accounts receivable from any of the large customers in any future period.

INTENSE COMPETITION IN OUR TARGET MARKETS COULD IMPAIR OUR ABILITY TO GROW AND TO ACHIEVE PROFITABILITY.  IF WE DO NOT GROW, OUR COMPETITIVE ABILITY WILL BE SEVERELY RESTRICTED, WHICH WOULD DECREASE PROFITABILITY.

Our competitors vary in size and in the scope and breadth of the products and services they offer. Our competitors include Deloitte, Accenture, PricewaterhouseCoopers, Ernst & Young, Fireeye, IBM, Palo Alto Networks, Cisco and Symantec as well as other national firms and a number of smaller regional firms. Many of our competitors have longer operating histories, substantially greater financial, technical, marketing, or other resources, or greater name recognition than us. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Increased competition is likely to result in price reductions, reduced gross margins, and loss of market share, any one of which could seriously harm our business.  We have recently experienced price competition in our Business Advisory Services Group and continue to evaluate pricing strategies and service delivery processes to respond to this new market condition.

OUR LENGTHY SALES CYCLE COULD MAKE IT MORE DIFFICULT TO ACHIEVE OUR GROWTH OBJECTIVES.

The period between initial contact with a potential customer and that customer’s purchase of services is often long and difficult to predict.  A customer’s decision to purchase services involves a significant allocation of resources, is influenced by a customer’s budgetary cycles, and in many instances involves a preferred-vendor process. To successfully sell our services, generally we must educate the potential customers regarding the uses and benefits of our services, which can require significant time and resources. Many potential customers are large enterprises that generally take longer to designate preferred vendors; the typical sales cycle in connection with becoming an approved vendor has been approximately six to twelve months. Delay or failure to complete sales in a particular quarter could reduce revenues in that quarter, as well as subsequent quarters over which revenues for the sale would likely be recognized. If the sales cycle unexpectedly lengthens in general, or for one or more large orders, it would adversely affect the timing of revenues and revenue growth. If we were to experience a delay of several weeks on a large order, it could harm our ability to meet forecasts for a given quarter.

WE MAY NOT BE ABLE TO SECURE NECESSARY FUNDING IN THE FUTURE WHICH WOULD ADVERSELY AFFECT OUR ABILITY TO GROW, INCREASE REVENUES, AND ACHIEVE PROFITABILITY.

Unless we achieve positive cash flow, substantial working capital will be required for continued operations. We believe that if capital requirements increase materially, additional financing may be required sooner than anticipated. If we raise additional funds by issuing equity securities, the percentage of our capital stock owned by our current shareholders would be reduced, and those equity securities may have rights that are senior to those of the holders of our currently outstanding securities. Additional financing may not be available when needed on commercially acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may be forced to curtail planned growth, and we may be unable to develop or enhance planned products and services, take advantage of future opportunities, or respond to competitive pressures.

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

Our executive officers and directors collectively control approximately 31.3% of our current outstanding capital stock and approximately 21.5% on a fully diluted basis. As a result, if they act together they will be able to influence management and affairs and all matters requiring stockholder approval, including significant corporate transactions.

Miriam Blech currently controls approximately 10.4% of our outstanding voting capital stock, including 60% of our Series C preferred stock.  Isaac Blech currently controls approximately 1.8% of our outstanding voting capital stock (which is included in the above figures concerning officers and directors), including 40% of our Series C preferred stock.  Together, Mr. and Mrs. Blech currently control approximately 12.2% of our outstanding voting capital stock, including 100% of our Series C preferred stock.  The interests of Mr. and Mrs. Blech may differ from the interests of other stockholders. Third parties may be discouraged from making a tender offer or bid or it may make it easier for them to acquire root9B because of this concentration of ownership.

As of March 15, 2016 Quad Capital, directly and through affiliated parties currently controls approximately 5.8% of our outstanding voting stock and through the exercise of warrants could increase their ownership up to approximately 6.7%.  Also as of March 15, 2016 Ithan Creek Master Investors (Cayman), L.P. currently controls approximately 9.1% of our outstanding voting capital stock, and thru the exercise of warrants increase their ownership up to approximately 9.9%

This concentration of ownership may have the effect of delaying or preventing any change in control of our Company and might affect the market price of the common stock.

A FAILURE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD HAVE AN ADVERSE EFFECT ON US.

Our ability to attract and retain qualified professional and/or skilled personnel in accordance with our needs, either through direct hiring or acquisition of other firms employing such professionals, is an important factor in determining our future success. The market for these professionals is competitive, and there can be no assurance that we will be successful in our efforts to attract and retain needed personnel. Our success is also highly dependent upon the continued services of our key officers, and we maintain key employee insurance on one original executive officer.

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

WE ARE RESPONSIBLE FOR THE INDEMNIFICATION OF OUR OFFICERS AND DIRECTORS.

Should our officers and/or directors require us to contribute to their defense in certain lawsuits, we may be required to spend significant amounts of our capital.  Our articles of incorporation and bylaws also provide for the indemnification of our directors, offices, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf.  This indemnification policy could result in substantial expenditures, which we may be unable to recoup.  If these expenditures are significant, or involve issues which result in significant liability for our key personnel, it may impact our business operations and revenues.

Risks Related to root9B

ROOT9B’S PRODUCTS ARE BEING READIED FOR MARKET AND WE ARE CONFRONTING THE ISSUE OF MARKET ACCEPTANCE.

Since the commencement of operations by our root9B cyber security subsidiary, it has been preparing its products for market and has been compiling and communicating with a list of prospects.  Some of these products are now ready for market and root9B is beginning the process of converting prospects into customers.  There cannot be any assurance of the market acceptance of its products, and the failure acceptance of the same would be materially adverse to root9B and to the growth of the Company.

ROOT9B’S FAILURE TO ATTRACT AND RETAIN HIGHLY SKILLED CYBER EXPERTS WOULD HAVE AN ADVERSE EFFECT ON US.

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

ROOT9B’S SALES CYCLES CAN BE LONG AND UNPREDICTABLE, AND OUR SALES EFFORTS REQUIRE CONSIDERABLE TIME AND EXPENSE. AS A RESULT, OUR SALES AND REVENUE ARE DIFFICULT TO PREDICT AND MAY VARY SUBSTANTIALLY FROM PERIOD TO PERIOD, WHICH MAY CAUSE OUR RESULTS OF OPERATIONS TO FLUCTUATE SIGNIFICANTLY.

Our results of operations may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of our sales cycle and the short-term difficulty in adjusting our operating expenses. Our results of operations depend in part on sales to large organizations. The length of our sales cycle, from proof of concept to delivery of and payment for our products, is typically four to twelve months but can be more than a year. To the extent our competitors develop products that our prospective customers view as equivalent to ours, our average sales cycle may increase. Because the length of time required to close a sale varies substantially from customer to customer, it is difficult to predict exactly when, or even if, we will make a sale with a potential customer. As a result, large individual sales may, in some cases, occur in quarters subsequent to those we anticipated, or may not occur at all. The loss or delay of one or more such transactions in a quarter could impact our results of operations for that quarter and any future quarters for which revenue from that transaction is delayed.

As a result of these factors, it is difficult for us to forecast our revenue accurately in any quarter. Because a substantial portion of our expenses are relatively fixed in the short term, our results of operations will suffer if our revenue falls below expectations in a particular quarter, which could cause the price of our common stock to decline.

IF ROOT9B IS UNABLE TO SELL OUR PROPRIETARY PRODUCTS, SUBSCRIPTIONS AND SERVICES, AS WELL AS RENEWALS OF OUR SUBSCRIPTIONS AND SERVICES, TO OUR CUSTOMERS, OUR FUTURE REVENUE AND OPERATING RESULTS WILL BE HARMED.

Our future success depends, in part, on our ability to expand the deployment of our products with new and existing customers, including solutions delivered through the new Adversarial Pursuit Center.  This may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our customers purchase additional products, subscriptions and services depends on a number of factors, including the perceived need for additional IT security as well as general economic conditions. If our efforts to sell additional products, subscriptions and services to our customers are not successful, our business would suffer.

Further, existing customers that purchase our products have no contractual obligation to renew their subscriptions and support and maintenance services agreements beyond the initial contract period, and given our limited operating history, we may not be able to accurately predict our renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including the level of their satisfaction with our products, our customer support, customer budgets and the pricing of our products compared with the products and services offered by our competitors. We cannot assure that our customers will renew their subscriptions, and if our customers do not renew their subscriptions or renew on less favorable terms, our revenue may grow more slowly than expected, if at all.

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

IF ROOT9B IS UNABLE TO INCREASE SALES OF OUR SOLUTIONS TO LARGE ORGANIZATIONS WHILE MITIGATING THE RISKS ASSOCIATED WITH SERVING SUCH CUSTOMERS, OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS MAY SUFFER.

Our growth strategy is dependent, in part, upon increasing sales of our solution to large enterprises and governments. Sales to large customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller entities. These risks include:

●	Increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us;
●	More stringent or costly requirements imposed upon us in our support service contracts with such customers;
●	More complicated implementation processes;
●	Longer sales cycles and the associated risk that substantial time and resources may be spent on a potential customer that ultimately does not purchase our platform or solutions
●	More pressure for discounts and write-offs

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

IF ROOT9B IS UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, THE VALUE OF OUR CYBER SECURITY BUSINESS MAY BE DIMINISHED, AND OUR CYBER SECURITY BUSINESS MAY BE ADVERSELY AFFECTED.

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

WE AND ROOT9B, IN THE FUTURE,  MAY BE A PARTY DEFENDANT TO PATENT LAWSUITS AND OTHER INTELLECTUAL PROPERTY RIGHTS CLAIMS THAT ARE EXPENSIVE AND TIME CONSUMING, AND, IF RESOLVED ADVERSELY, WOULD HAVE A SIGNIFICANT IMPACT ON OUR CYBER SECURITY BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS.

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

Risks related to IPSA/Business Advisory Solutions

IPSA IS EXPERIENCING ENHANCED PRICE COMPETITION

The competitive environment for IPSA’s services, particularly in the anti-money laundering space, has sharpened significantly as more competitors have entered this line of business, including those who off shore labor and indirect sourcing and provide services at significantly lower rates.  These conditions have resulted in lower revenues for IPSA in 2015, as compared with 2014, due to difficulty in readily replacing lost business.  The Company continues to evaluate it’s pricing and service delivery processes to respond to this new market condition.

AN INABILITY TO RETAIN IPSA’S SENIOR MANAGEMENT TEAM AND OTHER MANAGING DIRECTORS WOULD BE DETRIMENTAL TO THE SUCCESS OF IPSA’S BUSINESS.

We rely heavily on IPSA senior management team, its practice leaders, and other staff; our ability to retain them is particularly important to IPSA’s future success. Given the highly specialized nature of IPSA’s services, the senior management team must have a thorough understanding of IPSA’s service offerings as well as the skills and experience necessary to manage an organization consisting of a diverse group of professionals. In addition, we rely on IPSA’s senior management team and other managing directors to generate and market IPSA’s business. Further, IPSA’s senior management’s and other managing directors’ personal reputations and relationships with IPSA’s clients are a critical element in obtaining and maintaining client engagements.

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

INCREASED REGULATORY SECRUTINY OF THE IMMIGRATION INVESTOR PROGRAM INDUSTRY.

IPSA’s Investigative Due Diligence practice area provides international background checks to many countries offering an Immigration Investor Program (IIP).  The IIP industry as a whole is under scrutiny by certain investigative journalists as well as certain Western nations.  In addition to possible changes in the laws and regulations governing this industry, possible decreases in the number of investor applicants to IPSA’s clients could also have a negative impact on IPSA revenue.

CHANGES IN CAPITAL MARKETS, LEGAL AND GENERAL ECONOMIC OR OTHER FACTORS BEYOND IPSA’S CONTROL COULD REDUCE DEMAND FOR IPSA’S SERVICES, IN WHICH CASE IPSA’S REVENUES AND PROFITABILITY COULD DECLINE.

A number of factors outside of its control affect demand for IPSA’s services. These include:

●	Fluctuations in U.S. and global economies;
●	The U.S. or global financial markets and the availability, costs, and terms of credit; and
●	Other economic factors and general business conditions.

We are not able to predict the positive or negative effects that future events or changes to the U.S. or global economy, financial markets, and business environment could have on IPSA’s operations.

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

INTERNATIONAL OPERATIONS COULD RESULT IN ADDITIONAL RISKS.

IPSA operates both domestically and internationally, including in the Middle East, Europe and Asia. IPSA intends to continue to expand internationally. These operations result in additional risks that are not present domestically and which could adversely affect IPSA’s business:

●	compliance with additional U.S. regulations and those of other nations applicable to international operations;
●	cultural and language differences;
●	employment laws and rules and related social and cultural factors;
●	losses related to start-up costs, lack of revenue, higher costs due to low utilization, and delays in purchase decisions by prospective clients;
●	currency fluctuations between the U.S. dollar and foreign currencies, which are harder to predict in the current adverse global economic climate;
●	restrictions on the repatriation of earnings;
●	potentially adverse tax consequences and limitations on our ability to utilize losses generated in IPSA’s foreign operations;
●	different regulatory requirements and other barriers to conducting business;
●	different or less stable political and economic environments;
●	greater personal security risks for employees traveling to or located in unstable locations; and
●	civil disturbances or other catastrophic events.

Further, conducting business abroad subjects IPSA to increased regulatory compliance and oversight. For example, in connection with its international operations, it is governed by laws prohibiting certain payments to entities and individuals by the U.S. Office of Foreign Asset Control (OFAC), the Foreign Corrupt Practices Act (FCPA) and the United Kingdom’s Bribery Act. The provisions of these laws may apply outside of the U.K. and the U.S. and given it’s international activities, IPSA could be subject to liability based on actions by employees and vendors. A failure to comply with applicable regulations could result in regulatory enforcement actions as well as substantial civil and criminal penalties assessed against IPSA and our employees.

IPSA’S FINANCIAL RESULTS COULD SUFFER IF IT IS UNABLE TO ACHIEVE OR MAINTAIN ADEQUATE UTILIZATION AND SUITABLE BILLING RATES FOR ITS CONSULTANTS.

IPSA’s profitability depends to a large extent on the utilization and billing rates of its professionals. Utilization of its professionals is affected by a number of factors, including:

●	the number and size of client engagements;
●	the timing of the commencement, completion and termination of engagements, which in many cases is unpredictable;
●	IPSA’s ability to transition its consultants efficiently from completed engagements to new engagements;
●	the hiring of additional consultants because there is generally a transition period for new consultants that results in a temporary drop in our utilization rate;
●	unanticipated changes in the scope of client engagements;
●	IPSA’s ability to forecast demand for its services and thereby maintain an appropriate level of consultants; and
●	conditions affecting the industries in which IPSA practices as well as general economic conditions.

The billing rates of IPSA’s consultants that it is able to charge are also affected by a number of factors, including:

●	clients’ perception of our ability to add value through IPSA’s services;
●	the market demand for the services IPSA provides;
●	an increase in the number of clients in the government sector;
●	introduction of new services by IPSA or its competitors;
●	competition and the pricing policies of its competitors; and
●	current economic conditions.

A SIGNIFICANT PORTION OF IPSA’S REVENUES IS DERIVED FROM A LIMITED NUMBER OF CLIENTS, AND ITS ENGAGEMENT AGREEMENTS, INCLUDING THOSE RELATED TO ITS LARGEST CLIENTS, CAN BE TERMINATED BY CLIENTS WITH LITTLE OR NO NOTICE AND WITHOUT PENALTY, WHICH MAY CAUSE ITS  OPERATING RESULTS TO BE UNPREDICTABLE.

IPSA has derived, and expects to continue to derive, a significant portion of its revenues from a limited number of clients. Its five largest clients accounted for approximately 88% and 94% of its revenues for the years ended December 31, 2015 and 2014, respectively. IPSA’s clients typically retain it on an engagement-by-engagement basis, rather than under fixed-term contracts; the volume of work performed for any particular client is likely to vary from year to year, and a major client in one fiscal period may not require or may decide not to use our services in any subsequent fiscal period. Moreover, a large portion of new engagements comes from existing clients. Accordingly, the failure to obtain new large engagements or multiple engagements from existing or new clients could have a material adverse effect on the amount of revenues IPSA generates. In addition, almost all engagement agreements can be terminated by its clients with little or no notice and without penalty.

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

OUR EXISTING PREFERRED STOCK HAS LIQUIDATION PREFERENCES THAT COULD ADVERSELY AFFECT OUR COMMON STOCK HOLDERS.

In the event of our dissolution, liquidation or change of control, the holders of our Series C preferred stock will receive a liquidation preference in priority to the holders of our common stock.  A consolidation or merger, a sale of all or substantially all of our assets, or a sale of 50% or more of our common stock would be treated as a change of control for this purpose.  Therefore, it is possible that holders of common stock will not obtain any proceeds upon any such event.

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

THERE ARE RISKS ASSOCIATED WITH OUR STOCK TRADING ON THE OTCQB RATHER THAN A NATIONAL SECURITIES EXCHANGE.

There are significant consequences associated with our stock trading on the OTCQB rather than a national securities exchange. The effects of not being able to list our securities on a national securities exchange include:

●	Limited release of the market prices of our securities;
●	Limited news coverage of our Company;
●	Limited interest by investors in our securities;
●	Volatility of our stock price due to low trading volume;
●	Increased difficulty in selling our securities in certain states due to “blue sky” restrictions;
●	Limited ability to issue additional securities or to secure financing.

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

WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS, WHICH COULD HAVE A MATERIAL ADVERSE IMPACT ON THE MARKET VALUE OF OUR COMMON STOCK.

Security analysts of major brokerage firms may not provide coverage of our common stock stock since there is no incentive to brokerage firms to recommend the purchase of our common stock.  The absence of such coverage limits the likelihood that a sustained active market will develop for our common stock.  It will also likely make more difficult to attract new investors at times should we require additional capital.

ITEM 2.             PROPERTIES.

We lease commercial office space for all of our offices. Our headquarters are in New York, NY and our  primary operations offices are located in Charlotte, North Carolina,  Colorado Springs, Colorado,  San Antonio, Texas and Phoenix, Arizona.  Currently we lease approximately 55,000 square feet of space at all of our 19 locations, under leases that will expire between April 2016 and March 2023.

 Most of these facilities serve as sales and support offices or training facilities and vary in size, depending on the number of people employed at that office. The lease terms vary from periods of less than a year to five years and generally have flexible renewal options. We believe that our existing facilities are adequate to meet our current needs.

ITEM 3.             LEGAL PROCEEDINGS.

Platte River Insurance Company (“Platte River”) instituted an action on April 8, 2015 in the United States District Court for the District of Massachusetts in which Platte River claims that the Company signed as a co-indemnitor in support of surety bonds issued by Platte River on behalf of Prime Solutions for the benefit of Honeywell pursuant to Prime Solutions, Inc.’s (“Prime”) solar project located in Worcester Massachusetts (the “Prime Contract”).  The Company filed its answer to the complaint, denying the allegations of Platte River.  On February 1, 2016 the Company received a demand letter from Platte River for immediate payment of an $868,617 claim under the terms of the co-indemnity agreement.  The Company continues to deny the allegations and will not agree to the demand.  The Company’s maximum liability exposure under the bond is $1,412,544, if Prime failed to meet its contracted obligations.  In October 2014, the Company determined it probable that Prime did fail to meet its contracted obligations under the Prime Contract, and therefore, the potential existed that the Company may have to meet outstanding Prime Contract obligations. The Company has evaluated the status of the project, amounts paid to date on the contract and assessed the remaining work to be performed.  Notwithstanding the demand letter from Platte River, the Company continues to believe its potential obligation under the Prime Contract is approximately $650,000, and that amount was accrued as a Selling, General and Administrative expense on the Consolidated Statement of Operations during 2014. The Company intends to vigorously defend this litigation.

The Company and two senior executives of the Company are named as defendants in a class action proceeding filed on June 23, 2015, in the U.S. District Court for the Central District of California.  On September 24, 2015, the U.S. District Court for the Central District of California granted a motion to transfer the lawsuit to the United States District Court for the District of Colorado.  On October 14, 2015, the Court appointed David Hampton as Lead Plaintiff and approved Hampton’s selection of the law firm Levi & Korsinsky LLP as Lead Counsel.  Plaintiff filed an Amended Complaint on January 4, 2016.  The Amended Complaint alleges violations of the federal securities laws on behalf of a class of persons who purchased shares of the Company’s common stock between October 17, 2014 and June 15, 2015.  In general, the Amended Complaint alleges that false or misleading statements were made or that there was a failure to make appropriate disclosures concerning the Company’s cyber security business and products.  On February 18, 2016, Defendants filed a motion to dismiss Plaintiff’s Amended Complaint.  Plaintiff’s opposition to the motion to dismiss is due on or before April 4, 2016, and Defendants’ reply is due on or before May 4, 2016.  We cannot predict the outcome of this lawsuit; however, the Company believes that the claims lack merit and intends to defend against the lawsuit vigorously

ITEM 4.             MINE SAFETY DISCLOSURES.

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

Year Ended December 31, 2015:	High $	Low $
Quarter Ended
March 31, 2015	1.69	1.15
June 30, 2015	2.51	0.93
September 30, 2015	1.50	0.81
December 31, 2015	1.44	1.00

Year Ended December 31, 2014:	High $	Low $
Quarter Ended
March 31, 2014	0.68	0.51
June 30, 2014	0.86	0.51
September 30, 2014	1.16	0.83
December 31, 2014	1.59	0.85

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

(b)  Holders.   As of March 21, 2016, there were 340 record holders of our common stock. We believe there are more owners of our common stock whose shares are held by nominees or in street name.

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

The following table provides information regarding the status of our existing equity compensation plan at December 31, 2015:

Equity Compensation Plan

Plan Category	A Number of securities to be issued upon exercise of outstanding options, warrants and rights	B Weighted-average exercise price of outstanding options, warrants and rights	C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	10,360,084 (1)	$1.01	9,639,916
Equity compensation plans not approved by security holders	0	0	0
Total	10,360,084	$1.01	9,639,916

(1)
The Board of Directors approved the 2008 Stock Incentive Plan (the “Plan”) in May 2008 and the stockholders approved the Plan in 2009. On August 13, 2014, the Company’s stockholders approved an amendment to the Company’s 2008 Stock Incentive Plan increasing the number of shares of Common Stock available for issuance under the Plan to 20,000,000 from 10,000,000.  The Plan reserves 20,000,000 shares of common stock for issuance, and allows the board to issue Incentive Stock Options, non-statutory Stock Options, and Restricted Stock Awards, whichever the Board or the Compensation Committee shall determine, subject to the terms and conditions contained in the Plan document.  The purpose of the Plan is to provide a method whereby selected key employees, selected key consultants, professionals and non-employee directors may have the opportunity to invest in our common stock, thereby giving them a proprietary and vested interest in our growth and performance, generating an increased incentive to contribute to our future success and prosperity, thus enhancing our value for the benefit of shareholders.  Further, the Plan is designed to enhance our ability to attract and retain individuals of exceptional managerial talent upon whom, in large measure, our sustained progress, growth, and profitability depends.

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

Results of Operations

Our results of operations for 2015, 2014, and 2013 are highlighted in the table below and discussed in the following paragraphs:

	Years Ended December 31
	2015	% of Net Revenue	2014	% of Net Revenue	2013	% of Net Revenue
Net Revenue	$29,358,429		$20,175,488		$26,399,916
Operating Expenses:
Cost of revenues	22,925,136	78.1%	14,982,996	74.3%	20,845,516	79.0%
Selling, general & administrative	17,446,270	59.4%	11,184,909	55.4%	9,214,410	34.9%
Depreciation and amortization	1,600,246	5.5%	386,282	1.9%	380,951	1.4%
Energy repositioning and subcontract obligation	-	0.0%	1,162,089	5.8%	-	0.0%
Acquisition related costs	649,442	2.2%	-	0.0%	-	0.0%
Total operating expenses	42,621,094	145.2%	27,716,276	137.4%	30,440,877	115.3%
Loss from Operations	(13,262,665)	-45.2%	(7,540,788)	-37.4%	(4,040,961)	-15.3%
Other Income (Expense):
Derivative (expense) income	3,644,594	12.4%	(10,344,753)	-51.3%	2,149,951	8.1%
Adjustment to estimates recorded at acquisition	-	0.0%	-	0.0%	431,919	1.6%
Interest expense, net	(793,289)	-2.7%	(59,066)	-0.3%	(44,270)	-0.2%
Goodwill impairment	-	0.0%	(6,363,630)	-31.5%	(4,472,089)	-16.9%
Intangibles impairment	-	0.0%	(429,394)	-2.1%	(238,803)	-0.9%
Other income (expense)	(166,583)	-0.6%	301,065	1.5%	87,799	0.3%
Total other income (expense)	2,684,722	9.1%	(16,895,778)	-83.7%	(2,085,493)	-7.9%
Loss Before Income Taxes	(10,577,943)	-36.0%	(24,436,566)	-121.1%	(6,126,454)	-23.2%
Income Tax Benefit	2,239,917	7.6%	-	0.0%	-	0.0%
Net Loss	(8,338,026)	-28.4%	(24,436,566)	-121.1%	(6,126,454)	-23.2%
Preferred Stock Dividends	(406,372)	-1.4%	(1,597,356)	-7.9%	(1,280,408)	-4.9%
Deemed Dividend On Preferred Stock	-	0.0%	-	0.0%	(509,184)	-1.9%
Net Loss Available to Common Stockholders	$(8,744,398)	-29.8%	$(26,033,922)	-129.0%	$(7,916,046)	-30.0%

Comparison of 2015 to 2014

The result of operations described below includes the Cyber Solutions (“CS”), Business Advisory Solutions (“BAS”) and the Energy Solutions (“ES”) segments for the entire years of 2015 and 2014.  We acquired IPSA International, Inc. on February 9, 2015 and this new business is included in the BAS segment as of the acquisition date.

Net Revenue

Total revenue for the year ended December 31, 2015 was $29,358,429 as compared to $20,175,488 for the year ended December 31, 2014, a net increase of $9,182,941, or 45.5%.  Revenue by segment was as follows:

	Year Ended December 31st
	2015	2014	% growth

Cyber Solutions	$2,975,583	$4,076,050	-27.0%

IPSA/Business Advisory Solutions:
Without IPSA	8,107,977	12,964,920	-37.5%
IPSA	16,480,226	-	nm
Total IPSA/ BAS	24,588,203	12,964,920	89.7%

Energy Solutions	1,794,643	3,134,518	-42.7%

Total Revenue	$29,358,429	$20,175,488	45.5%

Cyber Solutions Segment

Revenue for the CS segment for the year ended December 31, 2015 decreased 27.0% as compared to the year ended December 31, 2014.   The primary reason for the decline in revenue is due to revenue from hardware re-sales in 2014, in the amount of approximately $1,600,000 which was not repeated during 2015.  Revenue for this line of business (hardware re-sales) is significantly lower in 2015 as compared to 2014 and it is being discontinued.  The CS segment has operated as an early stage business.  We believe that the Company’s products and service offerings represent a disruptive technology and our efforts have been focused on gaining acceptance in the marketplace.  The Company believes that its products and service offerings provide unique and significant benefits over the existing products, and while we have expanded our sales efforts and continue to enhance our product offerings, no assurance can be given as to if and when our products will receive broad acceptance in the marketplace.

IPSA/Business Advisory Solutions Segment

Revenue for the IPSA/BAS segment for the year ended December 31, 2015 increased 89.7% as compared to the year ended December 31, 2014.  The large increase is due to the acquisition of IPSA on February 9, 2015.  Revenue for the this segment, excluding the contribution of the IPSA acquisition, for the year ended December 31, 2015, decreased 37.5% as compared to the year ended December 31, 2014.  The decline in revenue for the BAS segment was mainly due to a significant decline in revenue from four large customers as well as the impact of five projects that were active and completed during 2014, which was not fully offset by revenue from new customers in 2015.  Our sales efforts have not been effective in replacing revenue reductions from existing customers.  Revenue due to the IPSA acquisition during the year ended December 31, 2015 was $16,480,226 and was entirely incremental.  The competitive environment has sharpened significantly as more companies have entered this line of business, including those who use off shore labor and indirect sourcing and provide services at significantly lower rates.  The Company continues to evaluate it’s pricing and service delivery processes to respond to this new market condition.

Energy and Controls Solutions Segment

Revenue for the ES segment for the year ended December 31, 2015 decreased 42.7% as compared to the year ended December 31, 2014.  As a part of the Company’s shift in strategy and repositioning that was announced in September 2014, the Company decided to de-emphasize the energy business and, as a result the assets of the energy audit business were sold in the first quarter of 2015.  This shift in the energy business is and may continue to be a  primary reason for the decline in revenue.

Gross Margin

Gross margin (revenue less cost of revenues, defined as all costs for billable staff for the IPSA/BAS segment and cost of goods for the ES and CS segments) increased to $6,433,293 for 2015 from $5,192,492 for 2014, an increase of $1,240,801 or 23.9%.  The main reason for the increase in gross margin was the acquisition of IPSA on February 9, 2015.  Gross margin for 2015 excluding the contribution from the acquisition of IPSA was $728,870, a net decrease of $4,463,622 when compared to 2014.  Gross margin, as a percentage of revenue, decreased to 21.9% in 2015 from 25.7% in 2014.

The main reasons for the decreased gross margin are: i) increased expenditures in revenue related resources and staffing in the Cyber Solutions segment, ii) expansion of the cyber proprietary platform, which were charged to cost of revenues, iii) a decrease in gross margin contribution associated with 2014 CS hardware sales not repeated in 2015, and iv) Energy Solutions revenue reductions greater than an associated reduction in cost of revenue expenses.

On a segment basis, the gross margin percentage increased in the BAS segment to 31.1% in 2015 from 27.0% in 2014, decreased in the ES segment to 7.8% in 2015 from 18.3% in 2014, and with the investment in people and resources in advance of revenue, decreased in the CS segment to -45.9% in 2015 from 27.6% in 2014.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased to $17,446,270 in 2015 from $11,184,909 in 2014, an increase of 56.0%.  SG&A expenses for 2015 excluding the impact from the acquisition of IPSA were $11,730,023, an increase of $545,114 when compared to 2014, or 4.9%.  As a percentage of revenue, SG&A expenses increased to 59.5% in 2015 as compared to 55.4% in 2014.  SG&A expenses increased $6,261,361 during 2015 as compared to 2014 and break out as follows: the BAS segment increased $5,049,585, the ES segment decreased $1,033,766, the CS segment increased $1,655,713 and Corporate Overhead increased $589,829.  The Company accounts and manages expenses as those directly related to a business segment and corporate overhead expenses which includes executive compensation, back office functions, such as finance and human resources, and other administrative costs.  Expenses related to these groups are discussed below.

Cyber Segment

SG&A expenses in the CS segment were $2,786,314 in 2015 as compared to $1,130,601 in 2014, an increase of $1,655,713.  The increase is primarily due to increased labor costs of approximately $830,000, increased travel expense of $290,000, increased rent expense of $220,000 and increased professional fees of $147,000.  Labor costs and travel expense increased during 2015 as the Company continues to invest in and build out CS resources and expertise as the Company positions this segment for future growth.   Rent expense increased as the Company leased three new office/training facilities during 2015 and professional fees increased due to higher marketing costs.  CS expenses as a percentage of segment revenue increased to 93.6% in 2015 from 27.7% in 2014.

IPSA/BAS Segment

SG&A expenses in the BAS segment increased to $7,135,061 in 2015 as compared to $2,085,476 in 2014, an increase of $5,049,585 or 242.1%.  The increase is attributable to the incremental expenses due to the acquisition of IPSA which were $5,716,247.  BAS expenses as a percentage of segment revenue increased to 29.1% in 2015 from 16.1% in 2014.

ES Segment

SG&A expenses in the ES segment decreased to $840,823 in 2015 as compared to $1,874,589 in 2014, a decrease of $1,033,766 or 55.1%.  The decrease is primarily attributable to reduced labor costs of approximately $703,000.  The decrease in labor costs is due to planned reductions in the labor force as the Company’s shifted its strategy and de-emphasized the energy segment.  ES expenses as a percentage of segment revenue decreased to 46.9% in 2015 from 59.8% in 2014.

Corporate Overhead

Corporate Overhead SG&A expenses increased to $6,684,072 in 2015 from $6,094,243 in 2014, an increase of $589,829 or 9.7%.  The main drivers of the increase were increases in professional fees of $575,000 and stock option expenses of $370,000.  Those increases were offset by a decrease in labor costs of $440,000.  The increase in professional fees is primarily due to higher legal and accounting fees as well as increased public relations and advisory fees.  The increase in stock option expense was primarily due to the increase in the valuations of the options issued in 2015 as compared to those issued in 2014.  The decrease in labor costs was primarily due to a reduction in bonus expense for senior executives.

Energy repositioning and subcontract obligation

During 2014, the Company incurred one-time charges of approximately $1,162,000 related to two items: 1) the repositioning of the Company to accentuate an increased focus and commitment to cybersecurity and regulatory risk mitigation and 2) recording a liability where the Company is alleged to have signed as a co-indemnitor with Prime Solutions, Inc. which is a subcontractor to Honeywell on a solar project, which items are explained below.

On October 17, 2014, the Company announced it would reposition the business to focus on cyber security and regulatory risk mitigation, rename the Company “root9B Technologies, Inc.”, and de-emphasize the ES segment by adjusting its focus to operate in support of the Cyber Solutions and IPSA/Business Advisory Solutions segments.  As a part of this repositioning the Company reduced headcount in the ES segment and incurred one-time expenses of $412,000 related to the headcount adjustments.

Platte River has alleged that the Company signed as a co-indemnitor in support of surety bonds issued by Platte River on behalf of Prime Solutions for the benefit of Honeywell pursuant to Prime Solutions, Inc.’s (“Prime”) solar project located in Worcester Massachusetts (the “Prime Contract”).  The Company filed its answer to the complaint relating to this action denying the allegations of Platte River.  On February 1, 2016, the Company received a demand letter from Platte River for immediate payment of an $868,617 claim under the terms of the co-indemnity agreement.  The Company continues to deny the allegations and will not agree to the demand.  The Company’s maximum liability exposure under the bond is $1,412,544, if Prime fails to meet its contracted obligations.  In October 2014, the Company determined it was probable that Prime would fail to meet its contracted obligations under the Prime Contract, and therefore, that the potential existed that the Company may have to meet outstanding Prime Contract obligations. The Company has evaluated the status of the project, amounts paid to date on the contract and assessed the remaining work to be performed.  Notwithstanding the demand letter from Platte River, the Company continues to believe its potential obligation under the Prime Contract is approximately $650,000, and that amount was accrued as a Selling, general and administrative expense on the Consolidated Statement of Operations during 2014.  The Company intends to vigorously defend this litigation.

Acquisition related costs

On February 6, 2015, the Company entered into an Agreement and Plan of Merger with IPSA International, Inc. (“IPSA”). On February 9, 2015, the Company and IPSA consummated and closed the Merger.  During 2015, the Company incurred legal, accounting and advisory fees of $649,442 related to the merger transaction.

Other Income (Expense)

Other Income (Expense) for 2015 resulted in income of $2,684,722 as compared to an expense of $16,895,788 in 2014.  The components of the net income/expense are discussed below.

Derivative (expense) income

From May 2010 through the first quarter of 2013, the Company issued Series B Preferred Stock, Debentures, Series C Preferred Stock, 7% Convertible Redeemable Promissory Notes, and Series D Preferred Stock, all with detachable common stock purchase warrants deemed to be derivative instruments.  Additionally, a contingent value right was issued as a part of the merger agreement with IPSA International, Inc. and this right was also deemed to be a derivative instrument. These warrants and the contingent value right are recorded as derivative liabilities and “marked-to-market” based on fair value estimates at each reporting date.  Collectively, these derivatives were valued at an estimated fair value of $3,540,084 at December 31, 2015, with the change (decrease) in value since December 31, 2014 of $3,644,594, being recognized as derivative (non-cash) income on the consolidated statement of operations for the year ended December 31, 2015.  For the year ended December 31, 2014, the change in derivative valuation for the like period was non-cash expense of $10,344,753.

Interest Expense

Interest expense increased to $793,289 in 2015 as compared to $59,066 in 2014.  The Company’s IPSA subsidiary sells certain of its accounts receivable with full recourse to Advance Payroll Funding Ltd. (“Advance”).  Fees charged to the Company from this factoring arrangement with Advance for accounts receivable sold with full recourse include an administrative fee that is incurred upon funding of the factored invoices to the Company and a closing fee that is incurred when payment of the original accounts receivable amount is paid to the factoring company by the Company’s customer. Administrative and closing fees from the factoring arrangement are included in interest expense in the consolidated financial statements.  During 2015 interest expense related to this arrangement was approximately $467,837 and completely incremental as compared to 2014.  Additionally, during 2015, the Company incurred interest expense of approximately $320,458 related to the outstanding convertible notes, which compares to $26,278 during 2014.

Goodwill impairment

An annual goodwill impairment evaluation for 2015 was performed as prescribed by FASB ASC 350.  No impairment charge was recorded as a result of the evaluation.  An annual goodwill impairment evaluation for 2014 was performed by applying both the Step 1 and Step 2 tests as prescribed by FASB ASC 350. The results of the Step 1 test for the BAS segment indicated no impairment to goodwill related to this segment and Step 2 was not required.  The results for the Step 1 test for the ES segment did indicate impairment of goodwill and Step 2 was completed to determine the amount of impairment.  The Company engaged an outside firm that specializes in valuation assessments to perform the Step 1 and Step 2 tests and valuation work.  Of the $10,715,807 in goodwill that was recorded as of December 31, 2013, $6,363,630 was attributable to the ES segment.  After completion of the valuation work of the segment it was determined that the fair value of the goodwill for the ES segment was $0, resulting in a non-cash impairment charge of $6,363,630.  The impairment was due primarily to the slower than planned growth in revenue, earnings and cash flow as well as the repositioning of the Company to focus on cyber security and regulatory risk mitigation while deemphasizing the energy business.  See further discussion on goodwill and goodwill impairment in Note 7 to the Financial Statements.

Intangibles impairment

There was no impairment charge related to intangible assets during 2015.  As a part of the acquisitions of GHH and Ecological, both in 2012, the Company recorded intangible assets for the acquired customer lists and trade names of both companies.  The value at acquisition of these assets was $1,118,000 and they were being amortized over 5 to 7 years.  The balance at December 31, 2014 prior to impairment was $429,000.  The estimates of future revenue, income and cash flow were reduced from prior estimates and the Company shifted its strategy to focus on cyber security and regulatory risk mitigation while deemphasizing the energy segment.  Based on the revised strategy and estimates, we measured the fair value of the intangible assets as of December 31, 2014 and determined the fair value for each of these intangible assets to be $0, resulting in a non-cash impairment charge of $429,000 during the year ended December 31, 2014.

Other income (expense)

Other income (expense) decreased to an expense of $166,583 in 2015 as compared to income of $301,065 in 2014.  The expense during 2015 is primarily due to realized and unrealized currency translation gains.  Additionally, during 2015, the Company sold some assets from its Energy Solutions segment which resulted in a realized gain of approximately $85,000 and is included in other income.  During 2014, the Company entered into an agreement with the landlord for the New York office where it was agreed that the Company would vacate the office space at the end of 2014, which was earlier than the lease term, and in exchange incurred no rent expense during 2014.  As a result of this agreement, the Company recorded a gain related to the early termination of the contract of $239,248 in 2014, which was included in other income.

Income Tax Benefit (Expense)

The Company had an income tax benefit for 2015 of $2,239,917, compared to $0 of income tax expense for 2014.  The effective tax rate was 21.2% in 2015 and 0.0% in 2014.

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

Prior to the acquisition, the Company had determined that it was more likely than not that some portion or all of its deferred tax assets would not be realized and therefore had recorded a valuation allowance for the full amount of its deferred tax assets (which were $7,543,910 at December 31, 2014).  Upon the acquisition, the Company evaluated the likelihood that the acquired deferred tax assets and liabilities would be realized and as a result of that evaluation, recorded an increase to the valuation allowance of approximately $474,000 related to the acquired deferred tax assets and recorded a reduction to the valuation allowance of approximately $2,842,000 related to the deferred tax liability associated with the acquired identifiable intangible assets.  The net amount of these two adjustments to the Company’s valuation allowance against its net deferred tax assets was approximately $2,368,000 and is included in the income tax benefit on the Company’s consolidated statement of operations for year ended December 31, 2015.

Preferred Stock Dividends

The Company has two series of Convertible Preferred Stock which pay dividends at annual specified rates.  The two series are: Series C Convertible Preferred Stock, which has a 7% dividend rate, and the Series D Convertible Preferred Stock, which has a 8% dividend rate.  See further discussion on the Convertible Preferred Stock in Note 11 to the Financial Statements. Dividends paid during 2015, which were paid in common stock, were valued at issuance as follows: to Series B, 36,369 shares valued at $56,372 and to Series C, 225,807 shares valued at $350,000.  Dividends paid during 2014, which were paid in common stock, were valued at issuance as follows: to Series B, 98,003 shares valued at $56,372, to Series C, 603,448 shares valued at $350,000 and to Series D, 1,592,748 shares valued at $1,190,984.

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

Energy Solutions Segment

Revenue for the ES segment for the year ended December 31, 2014 decreased 73.7% as compared to the year ended December 31, 2013.  There are two key reasons for the decline in revenue.  First, the Company had two significant contracts during 2013 that generated approximately $7.6 million of revenue and did not have similar large sized projects during 2014.  Second, the ES segment had a significant amount of revenue in 2013 related to the implementation of auto demand response (ADR) systems in California.  During 2013, the state of California altered the ADR program and incentives to corporations for implementing these type of energy saving systems and as a result the demand for this business has dropped significantly.  During 2014, the Company had no revenue from ADR systems work.  In light of the Company’s repositioning effort and strategy adjustment as well as lower than planned revenue growth in the ES segment, the energy business changed its deliverables based on current capabilities and opportunities to have a more narrow focus going forward on controls and automation.

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

BAS Segment

SG&A expenses in the BAS segment increased to approximately $2,085,000 in 2014 as compared to approximately $1,835,000 in 2013, an increase of $250,000 or 13.6%.  The increase is mainly attributable to increased labor costs of $247,000.  This increase in labor expenses for the BAS segment is due to a change in the classification of certain individuals from overhead to direct expenses for the BAS segment.  During the first quarter of 2014, the Company determined that the labor costs related to some BAS leadership positions, which had previously been charged to Corporate Overhead, would be charged directly to the BAS segment.  As a result of this change, labor costs increased for the BAS segment in 2014 as compared to 2013 and were reduced for Corporate Overhead.  BAS expenses as a percentage of segment revenue increased to 16.2% in 2014 from 12.7% in 2013.

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

CS Segment

SG&A expenses in the CS segment were approximately $1,131,000 in 2014 as compared to $355,000 in 2013.  The CS segment began operations in November 2013 when the Company acquired root9B, LLC, and therefore a majority of the expenses in 2014 are incremental as compared to 2013.  SG&A expenses during 2014 were slightly higher than planned as the Company invested in additional headcount, with specialized cyber security skill sets, as the Company prepared for anticipated growth in this segment.

Corporate Overhead

Corporate Overhead SG&A expenses increased to $6,094,000 in 2014 from $4,139,000 in 2013 (exclusive of CS segment startup expenses), an increase of $1,955,000 or 47.2%.  The main drivers of the increase were an increase in labor costs of $1,278,000 and an increase in stock option expense for employees and directors in the amount of $579,000.  The increase in labor costs was primarily due to the addition of two senior executive positions.  During January of 2014, the Company hired a senior team member who was leading the Energy Solutions group and is no longer with the Company.  Additionally, in May of 2014 a new CEO was named.  The compensation and bonus related to these two positions is incremental to 2014 as compared to 2013.  The increase in stock option expense was due to the issuance of 6,585,000 stock options to new hires, key employees and directors during 2014 as compared to 525,000 stock option issuances during 2013.  The buildup in corporate overhead was undertaken in planning for substantial revenue growth, of which there can be no assurance.

Energy repositioning and subcontract obligation

During 2014, the Company incurred one-time charges of approximately $1,162,000 related to two items: 1) the repositioning of the Company to accentuate an increased focus and commitment to cybersecurity and regulatory risk mitigation and 2) recording a liability where the Company was alleged to have signed as a co-indemnitor with Prime Solutions, Inc. which is a subcontractor to Honeywell on a solar project, which items are explained below.

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

Platte River has alleged that the Company is a co-indemnitor in support of surety bonds issued by Platte River on behalf of Prime Solutions for the benefit of Honeywell pursuant to Prime Solutions, Inc.’s (“Prime”) solar project located in Worcester Massachusetts (the “Prime Contract”).  The Company’s maximum liability exposure under the bond is limited to $1,412,544, if Prime were to fail to meet its contracted obligations.  On October 15, 2014, the Company determined it was probable that Prime would not be able to meet its contracted obligations under the Prime Contract and therefore the Company may have an obligation to Platte River to meet outstanding Prime Contract obligations.  The Company recorded a one-time accrual of $650,000, which was the Company’s estimate of the most likely amount of its obligation under the co-indemnity agreement.

Other Income (Expense)

Other Income (Expense) for 2014 resulted in an expense of $16,896,000 as compared to an expense of $2,085,000 in 2013.  The components of the net expense are discussed below.

Derivative (expense) income

From May 2010 through the first quarter of 2013, the Company issued Series B Preferred Stock, Debentures, Series C Preferred Stock, 7% Convertible Redeemable Promissory Notes, and Series D Preferred Stock, all with detachable common stock purchase warrants deemed to be derivative instruments. These warrants are recorded as a derivative liability and “marked-to-market” based on fair value estimates at each reporting date.  Collectively, these derivatives were valued at an estimated fair value of $10,651,000 at December 31, 2014, with the change (increase) in value since December 31, 2013 of $10,344,000, being recognized as derivative (non-cash) expense on the consolidated statement of operations for 2014.  For the year ended December 31, 2013, the change in derivative valuation for the like period was non-cash income of $2,150,000.

Goodwill impairment

An annual goodwill impairment evaluation for 2014 was performed by applying both the Step 1 and Step 2 tests as prescribed by FASB ASC 350. The results of the Step 1 test for the BAS segment indicated no impairment to goodwill related to this segment and Step 2 was not required.  The results for the Step 1 test for the ES segment indicated impairment of goodwill and Step 2 was completed to determine the amount of impairment.  The Company engaged an outside firm that specializes in valuation assessments to perform the Step 1 and Step 2 tests and valuation work.  Of the $10,716,000 in goodwill that was recorded as of December 31, 2013, $6,364,000 was attributable to the ES segment.  After completion of the valuation work of the segment it was determined that the fair value of the goodwill for the ES segment was $0, resulting in a non-cash impairment charge of $6,364,000.  The impairment was due primarily to the slower than planned growth in revenue, earnings and cash flow as well as the repositioning of the Company to focus on cyber security and regulatory risk mitigation while deemphasizing the energy business.  A similar process was performed for 2013 and resulted in a goodwill impairment charge for the ES segment of $4,472,000.  This impairment was related to the timing and amounts of expected revenue, earnings and cash flow results.  See further discussion on goodwill and goodwill impairment in Note 7 to the Financial Statements.

Intangibles Impairment

As a part of the acquisitions of GHH and Ecological, both in 2012, the Company recorded intangible assets for the acquired customer lists and trade names of both companies.  The value at acquisition of these assets was $1,118,000 and they were being amortized over 5 to 7 years.  The balance at December 31, 2014 prior to impairment was $429,000.  The estimates of future revenue, income and cash flow were reduced from prior estimates and the Company shifted its strategy to focus on cyber security and regulatory risk mitigation while deemphasizing the energy segment.  Based on the revised strategy and estimates, we measured the fair value of the intangible assets as of December 31, 2014 and determined the fair value for each of these intangible assets to be $0, resulting in a non-cash impairment charge of $429,000.  A similar process was performed for 2013 and resulted in an intangible asset impairment charge for the ES segment of $238,000.

Other income

Other income increased to approximately $301,000 in 2014 as compared to approximately $88,000 in 2013.  During the first quarter of 2014 the Company entered into an agreement with the landlord for the New York office under which we vacated the office space at the end of 2014, which was earlier than the lease term, and in exchange we incurred no rent expense during 2014.  As a result of this agreement, the Company recorded a gain related to the early termination of the contract of $239,248 which is included in other income in 2014.

Income Tax Benefit (Expense)

There was no income tax expense for 2014 or 2013.  The effective tax rate was 0% in 2014 and 2013.  We record deferred tax assets and liabilities attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  We determined, at both December 31, 2014 and 2013, that it was not more likely than not that our deferred tax assets would be recoverable and, accordingly set up a full valuation allowance for the deferred tax assets at December 31, 2014 and 2013.

Preferred Stock Dividends

In 2014 the Company had three series of Convertible Preferred Stock which paid dividends at annual specified rates.  The three series were: 7% Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, which has a 7% dividend rate, and the Series D Convertible Preferred Stock, which has a 8% dividend rate.  See further discussion on the Convertible Preferred Stock in Note 11 to the Financial Statements. Dividends paid during 2014, which were paid in common stock, were valued at issuance as follows: to Series B, 98,003 shares valued at $56,372, to Series C, 603,448 shares valued at $350,000 and to Series D, 1,592,748 shares valued at $1,190,984.

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

Goodwill and Intangible Assets

Our intangible assets include goodwill, trademarks, non-compete agreements, patents and purchased customer relationships, all of which are accounted for based on Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 350 Intangibles-Goodwill and Other. As described below, goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated period of benefit, ranging from two to fifteen years.  Goodwill is tested for impairment by comparing the carrying value to the estimated fair value, in accordance with GAAP.

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

Share-Based Compensation

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

As of December 31, 2015, the Company has determined that the Black-Scholes model valuation for the Series C warrants was not materially different than the Binomial model due to the remaining period before warrant expiration being less than 3 months and the current market price of the Company’s stock being in excess of the down round trigger price of $0.77.  As a result, the valuation of the Series C warrants as of December 31, 2015 was performed using the Black-Scholes model to approximate the Binomial model valuation.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date”, a standard to provide for a one-year deferral of the effective date of ASU 2014-09.  ASU 2015-14 requires application of ASU 2014-09 for annual reporting periods beginning after December 15, 2017 and early adoption is permitted as of the original effective date (i.e. for annual reporting periods beginning after December 15, 2016).  The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

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

In February, 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”).  ASU 2016-02 is intended to improve financial reporting about leasing transactions. ASU 2016-02 affects companies that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.  The standard will be effective for annual periods ending after December 15, 2018, and interim periods within annual periods beginning after December 15, 2018.  Early adoption will be permitted for all companies and organizations upon issuance of the standard.  See Note 14 to the Consolidated Financial Statements for the Company’s current lease commitments. The Company is currently in the process of evaluating the impact that ASU 2016-02 will have on its financial statements.

In addition to the items referenced above, since January 1, 2015, there have been several new accounting pronouncements and updates to the Accounting Standards Codification.  Each of these updates has been reviewed by Management who does not believe their adoption has had or will have a material impact on the Company’s financial position or operating results.

Executive Compensation Agreements

We have executive compensation agreements with one original executive. We own a separate life insurance policy (Flexible Premium Multifunded Life), with a face amount of $3,000,000. We pay all scheduled monthly premiums and retain all interests in the policy. If the insured employee were to die, we would pay the employee’s designated beneficiary an annual survivor’s benefit of $300,000 per year for 10 consecutive years after the employee’s death.

Employee Benefit Plan

After the acquisition of IPSA on February 9, 2015, the Company has two 401(k) plans which cover substantially all employees.  The Company had a 401(k) plan in place prior to the acquisition of IPSA (the “Root9B Plan”) and IPSA had also had a 401(k) plan, (the “IPSA Plan”).  Plan participants in either plan can make voluntary contributions of up to 15 percent of compensation, subject to certain limitations.  Under the Root9B Plan, the Company matches a portion of employee deferrals.  Under the IPSA Plan, there are no matches of a portion of employee deferrals.  It is the Company’s intent during 2016 to combine the two plans.  Total company contributions to the plans for the years ended December 31, 2015 and 2014 were approximately $50,140 and $51,296, respectively.

Financial Condition and Liquidity

As of December 31, 2015, we had cash and cash equivalents of $795,682, compared to $765,099 at December 31, 2014, an increase of $30,583.  The increase is primarily attributable to the proceeds from the equity financing, stock and warrant exercise transactions during 2015 which totaled approximately $16,100,000, offset by the net cash used in operations and investing activities during 2015 of approximately $12,400,000 and $3,800,000, respectively.  After financings in the first quarter of 2016 (see below), our cash position has increased and outstanding cash and cash equivalents at March 11, 2016 was approximately $5.5 million.

Our objective from a liquidity perspective is to use operating cash flows to fund day to day operations.  In both 2015 and 2014, we did not achieve this objective, as cash flow from operations in the 2015 and 2014 has been the net use of $12.4 million and $5.5 million, respectively.  Our high use of cash has been predominantly caused by declines in revenue in our existing businesses, costs associated with the IPSA acquisition, costs for the ramp up of the cyber solutions employee base and capital costs associated with the build out of the operations center for the cyber solutions group.  Additionally, revenues at IPSA were below expectations during the last nine months of 2015 due to the unexpected delay and ultimate early termination of a project with a significant customer and revenue in the cyber solutions segment has not materialized at the pace that was anticipated.  Based on the foregoing, should these trends continue, the Company may have to obtain additional financing to support future operations.  There can be no assurance that the Company will be able to obtain such financing, or if obtained, on terms favorable to the Company.  Failure to obtain the same will adversely affect the operations of the Company.

In 2015, the consequence of the downturn in our non-IPSA revenues and the increases in our expenses as we invested in the Cyber Solution Segments products and services led to significant liquidity pressures.

 The Company continues to explore various financing alternatives to provide additional liquidity.  In February and March of 2016, we closed on $1,256,782 and $5,584,549, respectively, of additional financing, which proceeds will provide relief for near term liquidity pressures.   Should we continue to experience revenue decreases in our non-IPSA revenue segments and slower than planned customer acceptance of  the Cyber Solution Segments products and services we will need additional financing to assure future operations.  There can be no assurance that we will be able to obtain the same, or if obtained, on terms favorable to the Company.

Working capital was $(971,669) and $(1,606,502), at December 31, 2015 and 2014, respectively, an increase of $634,833.  The increase results primarily from a $399,834 net decrease in liabilities associated with billings in excess of costs and estimated earnings, combined with a $234,999 net increase related to increased prepaid expenses offset by reduced notes payable.

 Non-current liabilities at December 31, 2015 are $3,542,457, and primarily consist of a derivative liability related to the current valuation of outstanding common stock purchase warrants, of $3,540,084, which is a non-cash liability.

Stockholders’ Equity was $21,119,604 at December 31, 2015, compared to a deficit balance at December 31, 2014 of $(5,480,525).  The $26,600,129 increase in Stockholders’ Equity relates to: i) a 2015 net loss of $(8,338,026), ii) $8,340,692 in common stock issuances for services, warrant and option exercises, iii) a net of $13,159,900 from financings, iv) $13,300,000 from the issuance of stock associated with the IPSA acquisition, and v) $137,563 in foreign currency exchange gains.

Cash Flows from Operating Activities

During the year ended December 31, 2015, net cash used in operating activities was $12,395,663 as compared to net cash used in operating activities of $5,534,232 during the year ended December 31, 2014, an increase of $6,861,431.  The net cash used during 2015 consisted of: i) the net loss of $8,338,026, ii) increased by the non-cash charges for derivative expense $3,644,594 deferred income taxes $2,427,733 and loss on the sale of assets of $79,327, iii) $3,337,400 of non-cash expenses for depreciation and amortization, stock compensation expenses, and cash surrender value of life insurances, iv) the decrease in accounts payable and accrued expenses of $4,374,650, iv) a decrease in accounts receivable of $10,136,988, v) a decrease in factored obligations of $6,488,748, and  vi) a net decrease in billings in excess of costs on contracts in progress at December 31, 2015 of $430,897.Cash Flows from Investing Activities

Cash used in investing activities during 2015 was $2,407,196 from net purchases of property and equipment and $1,368,825 in cash paid in the acquisition of IPSA.

Cash Flows from Financing Activities

Cash received from financing activities was $2,906,365 for the exercise of stock options in 2015 and $13,159,899 in the issuance of common stock.

The following table represents the Company’s most liquid assets:

	2015	2014
Cash and cash equivalents	$795,682	$765,099
Marketable securities	33,366	38,863
Investment in cost method investee	100,000	100,000
	$929,048	$903,962

We continue to actively explore additional sources of financing as we expect we could need to raise additional funds in order to fund operations.  Without additional financing beyond the $7,091,331 in funds raised in 2016 Q1, the Company may not be able to continue operating in the manner that is presently in place, and would have to reduce operations and/or restructure selling, general and administrative expenses.

Financing transactions may include the issuance of equity or debt securities, and obtaining credit facilities, or other financing mechanisms.  The trading price of our common stock, or the continued incurrence of losses could make it more difficult for the Company to obtain financing through the issuance of equity or debt securities.  If we issue additional equity or debt securities, stockholders will likely experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

Outlook

In the latter half of 2014, the Company announced that it was de-emphasizing the energy business and repositioning itself as a cybersecurity and regulatory risk mitigation business.

The Company acquired root9B, its wholly owned cybersecurity business at the end of 2013.  In 2014, root9B began expanding the number of subject matter experts it employs from 6 to its current number of 48, and developed and enhanced its offensive and defensive cyber operations platforms and tools.  These efforts have resulted in the development of: i) Orion, an Active Adversarial Pursuit (HUNT) platform, ii) Orkos, which identifies compromised credentials and supports predictive remediation, iii) Cerberus, which provides host based security analytics and breach monitoring, and iv) Event Horizon, which provides non attributable network access that allows users to connect to a secure managed tunnel for web, e-mail and file transfers.  The Adversarial Pursuit Center (APC), root9B’s 24/7 manned cyber security center, opened in September 2015.  The APC combines internal and external threat intelligence feeds to drive pursuit operations and perimeter defense within client networks.  In 2014, we reported approximately $4.0 million in cybersecurity revenue which was broken down between $1.5 million of training, $1.6 million of low margin hardware re-sales and $0.9 million of other revenue.  In 2015 we discontinued the re-sale of hardware and focused on the development, sale and licensing of root9B’s tools at significantly higher margins.  We continue to believe that root9B’s Orion and Hunt Platforms and other tools will provide a distinct advantage by allowing customers to focus on identifying potential threats before significant data breaches occur rather than remediation after the occurrence.  We are still in the early stages of commercialization and while we believe that our business developments efforts will be successful, and enhanced by the opening of the APC in September 2015, there can be no assurances that our efforts to commercialize our new products offerings and grow root9B’s revenues will be successful.

In February 2015, the Company acquired IPSA International, Inc., an international risk mitigation consulting firm.  IPSA is an established business with operations at a number of locations in and outside of the United States.  IPSA’s revenue has historically been generated through a small number of anti-money laundering clients who have traditionally accounted for approximately 80% of total revenue.  As these large customer engagements conclude or as new engagements begin, IPSA’s revenue can experience dramatic swings. In order to decrease this dependency, we are focusing efforts on growing IPSA’s other revenue lines, particularly investigations related to the issuance of second passports in Antigua, St Kitts and other emerging markets, which are expected to provide increased revenue stability.  When we acquired IPSA, we combined our Business Advisory Solutions unit with IPSA and that combined entity accounted for approximately 84% of our revenues for 2015. We expect that IPSA International / Business Advisory Services segment will produce the preponderance of our revenues in 2016, after which we expect to recognize revenue gains within our cybersecurity unit, root9B, of which there can be no assurance.   The competitive environment has sharpened significantly as more Companies have entered IPSA’s line of business, including those who use off shore labor and indirect sourcing and provide services at significantly lower rates.  The Company continues to evaluate how best to respond to this new market condition.

Because of the time needed to build root9B and IPSA revenues, and the selling, general and administrative expenses of the Company related to such anticipated growth, the Company has been experiencing negative cash flow and has used periodic financings to maintain its operations. With new IPSA and Cyber Solutions client engagements in 2016, the Company expects such incremental revenue along with expense management to improve the Company’s liquidity position, and while there can be no assurances, based upon its current cash position as well as these new executed contracts that will be performed in 2016, management believes that it will have sufficient cash to fund operations into the first quarter of 2017.  The Company continues to pursue available options for obtaining additional financing.  No assurances can be given that, if needed,  the Company will be successful in obtaining the necessary financing.

Contractual Obligations

As of December 31, 2015, our contractual obligations consisted of the following lease and other contractual obligations:

2016	$1,270,509
2017	$1,117,855
2018	$734,166
2019	$420,568
2020	$342,891
2021	$55,600

The leases cover office premises.  Non-cancellable contracts with talent acquisition search engines account for $6,858 of the obligations. The above schedule of contractual obligations does not include dividends on preferred stock as they have not been declared, and the Company has the option of paying the dividends in cash or common stock of the Company at its discretion.  The Company has several employment contracts in place with key management which are in the normal course and have not been included in the above table.

Off-Balance-Sheet Arrangements

The 7% Series B Convertible Preferred Stock accrues 7 percent per annum dividends. Dividends are payable annually in arrears.  At December 31, 2015, $6,857 of dividends has accrued on these shares, respectively.  However, they are unrecorded on the Company’s books until declared. On February 16, 2015, we declared dividends on our Convertible Series B Preferred Stock and we paid the dividends in shares of our common stock, and on February 16, 2015, we issued 4,969 shares of our common stock to the 7% Series B Convertible Preferred Stockholders.

The 7% Series C Convertible Preferred Stock accrues 7 percent per annum dividends. Dividends are payable annually in arrears. At December 31, 2015, $350,000 of dividends has accrued on these shares. However, they are unrecorded on our books until declared. On February 9, 2016, the Company entered into a letter agreement (the “Agreement”) with Miriam Blech and River Charitable Remainder Unitrust f/b/o Isaac Blech, who together control all of the Company’s Series C Preferred Stock.  Pursuant to the Agreement, the parties agreed to postpone payment of the annual dividend on the Company’s Series C Preferred Stock until five (5) business days following the day on which the Company holds an annual or special meeting of its stockholders where the stockholders are presented with a proposal to increase the authorized capital stock of the Company.

As of December 31, 2015, and during the prior year then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

On December 8, 2015, the Company issued 2,025,000 stock options to employees.  The vesting of these options is contingent on shareholder approval of an increase in the amount of authorized shares of common stock at the next annual meeting.  In the event that the shareholders do not approve the increase in authorized shares the options will be cancelled.  The Company has determined that due to the contingent vesting of these options, the grant date has not occurred as of December 31, 2015 and as a result, they are not included in the Company’s outstanding stock options at December 31, 2015.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were effective at December 31, 2015.

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

Management, with the participation of the CEO, evaluated the effectiveness of the Company's internal controls over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – 2013 Integrated Framework. Based on the above management, with the participation of the CEO, concluded that as of December 31, 2015, our internal controls over financial reporting are effective in all material respects.

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

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our definitive proxy statement relating to our 2016 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 11.           EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive proxy statement relating to our 2016 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive proxy statement relating to our 2016 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive proxy statement relating to our 2016 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement relating to our 2016 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 15.           EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

The following exhibits are filed as a part of, or incorporated by reference into, this report.

No.	Description

2.1
Agreement and Plan of Merger, dated November 13, 2013, between the root9B Technologies, Inc., (the “Registrant”) and root9B LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on November 19, 2013).

2.2
Agreement and Plan of Merger, dated February 6, 2015, between the Registrant, IPSA International Services Inc., and IPSA International Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on February 10, 2015).

3.1
Certificate of Incorporation filed with the Delaware Secretary of State on June 21, 2011 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 30, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on February 1, 2011).

3.3
Certificate of Amendment of the Certificate of Incorporation filed with the Delaware Secretary of State on April 30, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on May 1, 2012).

3.4
Certificate of Amendment of the Certificate of Incorporation filed with the Delaware Secretary of State on August 28, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on August 29, 2014).

3.5
Certificate of Amendment of the Certificate of Incorporation filed with the Delaware Secretary of State on November 24, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on December 1, 2014).

4.1
Amended and Restated Certificate of Designations, Powers, Preferences and other Rights and Qualifications of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on March 11, 2011).

4.2
Amended and Restated Certificate of Designations, Powers, Preferences and other Rights and Qualifications of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on March 7, 2011).

4.3
Certificate of Designations, Powers, Preferences and other Rights and Qualifications of the Series D Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K/A of the Registrant filed with the Commission on January 31, 2013).

4.4
Form of Warrant issued to the Series C Redeemable Convertible Preferred Stockholders (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on March 7, 2011).

4.5
Form of Warrant issued to the Series D Redeemable Convertible Preferred Stockholders (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on January 2, 2013).

4.6
Form of Warrant issued to the 10% Convertible Promissory Note Holders (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on October 29, 2014).

4.7
Form of 10% Convertible Promissory Note by and between the Registrant and the Purchasers (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on October 29, 2014).

4.8	Form of Warrant issued to the Purchasers (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on February 10, 2015).

4.9	Form of Warrant issued to the Holders (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on March 16, 2015).

4.10
Form of Warrant issued to the Series C Redeemable Convertible Preferred Stockholders (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on August 12, 2015).

4.11
Form of Warrant issued to the 10% Convertible Promissory Note Holders (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on October 30, 2015).

4.12	Form of Warrant for Qualified Purchasers (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant filed with the Commission on March 14, 2016).

4.13	Form of Warrant for non-Qualified Purchasers (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Registrant filed with the Commission on March 14, 2016).

10.1
Securities Purchase Agreement, dated March 3, 2011, by and between the Registrant, Miriam Blech, and River Charitable Remainder Unitrust f/b/o Isaac Blech (incorporated by reference to Exhibit 10.1 to Current Report on Form 8- K of the Registrant filed with the Commission on March 7, 2011).

10.2
Registration Rights Agreement, dated March 3, 2011 by and between the Registrant and Holders (incorporated by reference to Exhibit 10.2 to Current Report on Form 8- K of the Registrant filed with the Commission on March 7, 2011).

10.3
Form of Subscription Agreement by and between the Registrant and the Series D Redeemable Convertible Preferred Stock Subscribers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8- K of the Registrant filed with the Commission on January 2, 2013).

10.4
Form of Securities Purchase Agreement by and between the Registrant and the Purchasers (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on October 23, 2014).

10.5
Registration Rights Agreement, dated February 9, 2015, by and between the Registrant and the Stockholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on February 10, 2015).

10.6
Form of Securities Purchase Agreement by and between the Registrant and Purchasers (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Registrant filed with the Commission on February 10, 2015).

10.7
Form of Pledge Agreement by and between the Registrant and Pledgors (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Registrant filed with the Commission on February 10, 2015).

10.8
Form of Securities Purchase Agreement by and between the Registrant and the Purchasers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on March 16, 2015).

10.9
Form of Exchange Agreement by and among the Registrant and the Investors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on August 12, 2015).

10.10
Amendment to the Agreement and Plan of Merger, dated October 9, 2015, by and between the Registrant, IPSA International Services, Inc., and IPSA International, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on October 15, 2015).

10.11
Form of Convertible Promissory Note Extension Agreement by and between the Registrant and the Noteholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on October 30, 2015).

10.12
Form of Securities Purchase Agreement by and among the Registrant and the Purchasers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on November 12, 2015).

10.13+	2008 Stock Incentive Plan (incorporated by reference to Annex A to the Definitive Proxy Statement of the Registrant filed with the Commission on April 3, 2009).

10.14+
Employment Agreement, dated May 20, 2014, between the Registrant and Joseph Grano (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on May 22, 2014).

10.15+
Employment Agreement, Wachtler dated February 9, 2015, between Registrants subsidiary IPSA International and Dan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on February 10, 2015).

10.16+
Confidentiality, Non-Compete and Non-Solicitation Agreement, dated February 9, 2015, by and between the Registrant and Dan Wachtler (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant filed with the Commission on February 10, 2015).

21*	Subsidiaries of the Registrant.

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2*	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1**	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.NS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*           Filed herewith.

**           Furnished herewith.

+           Management contract or compensatory agreement.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROOT9B TECHNOLOGIES, INC.

ROOT9B TECHNOLOGIES, INC.

Date: March 30, 2016	By:	/s/ Joseph J. Grano, Jr.
Joseph J. Grano, Jr., Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2016	By:	/s/ Michael J. Effinger
Michael J. Effinger, Chief Financial Officer, Principal Accounting Officer and (Principal Financial Officer)

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Signature

/s/ Joseph J Grano Jr	/s/ Gregory C Morris
Joseph J. Grano, Jr. – Director, Chairman	Gregory C. Morris – Director
March 30, 2016	March 30, 2016

/s/ Isaac Blech	/s/ Harvey Pitt
Isaac Blech – Director	Harvey Pitt – Director
March 30, 2016	March 30, 2016

/s/ Kevin Carnahan	/s/ Anthony Sartor
Kevin Carnahan – Director	Anthony Sartor – Director
March 30, 2016	March 30, 2016

/s/ John Catsimatidis	/s/ Cary W Sucoff
John Catsimatidis – Director	Cary W. Sucoff - Director
March 30, 2016	March 30, 2016

/s/ Wesley Clark	/s/ Seymour Siegel
Wesley Clark – Director	Seymour Siegel - Director
March 30, 2016	March 30, 2016

/s/ Patrick Kolenik	/s/ Daniel Wachtler
Patrick Kolenik – Director	Daniel Wachtler – Director
March 30, 2016	March 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of root9B Technologies, Inc. and subsidiaries
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of root9B Technologies, Inc. and subsidiaries (the “Company”) as of  December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP

Charlotte, North Carolina
March 30, 2016

ROOT9B TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND 2014

	December 31,	December 31,
	2015	2014
ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$795,682	$765,099
Accounts receivable, net	3,010,161	3,078,604
Marketable securities	33,366	38,863
Cost and estimated earnings in excess of billings	357,625	731,709
Prepaid expenses and other current assets	758,240	384,223

Total current assets	4,955,074	4,998,498

Construction in Progress - at cost	108,095	-

Property and Equipment - at cost less accumulated depreciation	3,782,388	1,748,631

OTHER ASSETS:

Goodwill	15,676,246	4,352,177
Intangible assets - net	5,509,642	151,623
Investment in cost-method investee	100,000	100,000
Deferred income taxes	56,409	-
Cash surrender value of officers' life insurance	167,371	338,214
Deposits and other assets	233,579	175,497

Total other assets	21,743,247	5,117,511

TOTAL ASSETS	$30,588,804	$11,864,640

See Notes to Consolidated Financial Statements

	December 31,	December 31,
	2015	2014
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Notes payable	$1,540,693	$1,670,765
Current portion of long-term debt	1,500	1,500
Accounts payable	1,607,166	1,306,578
Billings in excess of costs and estimated earnings	217,336	991,254
Accrued expenses and other current liabilities	2,560,048	2,634,903

Total current liabilities	5,926,743	6,605,000

NONCURRENT LIABILITIES:

Long term debt - net of current portion	2,373	3,926

Derivative liability	3,540,084	10,651,239

Deferred tax liability	-	85,000

Total noncurrent liabilities	3,542,457	10,740,165

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, $.001 par value, 4,985,000 authorized, no shares issued or outstanding at December 31, 2015 and December 31, 2014.	-	-
Class B convertible preferred stock, no liquidation preference $.001 par value, 2,000,000 shares authorized, 0 and 1,080,000 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively.	-	1,080
Class C convertible preferred stock, $.001 par value, 2,500,000 shares authorized, 2,380,952 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively.	2,381	2,381
Common stock, $.001 par value, 125,000,000 shares authorized, 76,990,639 and 48,670,144 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively.	77,009	48,670
Additional paid-in capital	77,983,593	42,803,888
Accumulated deficit	(57,080,942)	(48,336,544)
Accumulated other comprehensive income	137,563	-
Total stockholders' equity (deficit)	21,119,604	(5,480,525)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$30,588,804	$11,864,640

See Notes to Consolidated Financial Statements

ROOT9B TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	December 31, 2015	December 31, 2014
NET REVENUE	$29,358,429	$20,175,488

OPERATING EXPENSES:
Cost of revenues	22,925,136	14,982,996
Selling, general and administrative	17,446,270	11,184,909
Depreciation and amortization	1,600,246	386,282
Energy repositioning and subcontract obligation	-	1,162,089
Acquisition related costs	649,442	-

Total operating expenses	42,621,094	27,716,276

LOSS FROM OPERATIONS	(13,262,665)	(7,540,788)

OTHER INCOME (EXPENSE):
Derivative income (expense)	3,644,594	(10,344,753)
Goodwill impairment	-	(6,363,630)
Intangibles impairment	-	(429,394)
Interest expense, net	(793,289)	(59,066)
Other income (expense)	(166,583)	301,065

Total other income (expense)	2,684,722	(16,895,778)

LOSS BEFORE INCOME TAXES	(10,577,943)	(24,436,566)

INCOME TAX BENEFIT	2,239,917	-

NET LOSS	(8,338,026)	(24,436,566)

PREFERRED STOCK DIVIDENDS	(406,372)	(1,597,356)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,744,398)	$(26,033,922)

Net loss per share:
Basic	(0.12)	(0.86)
Diluted	(0.12)	(0.86)
Weighted average number of shares:
Basic	70,581,243	30,345,422
Diluted	70,581,243	30,345,422

See Notes to Consolidated Financial Statements

ROOT9B TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	December 31, 2015	December 31, 2014
Net Loss	$(8,338,026)	$(24,436,566)
Other comprehensive income:
Foreign currency translation income	137,563	-
Other comprehensive income	137,563	-
COMPREHENSIVE LOSS	$(8,200,463)	$(24,436,566)

See Notes to Consolidated Financial Statements

ROOT9B TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Class B		Class C		Class D				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity (Deficit)
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	1,160,000	$1,160	2,380,952	$2,381	13,376	$13	27,465,836	$27,466	$39,193,174	$(22,302,622)	$16,921,572
Deemed Dividend on Preferred Stock											$-
Issuance of common stock as dividends on Preferred B, C and D stock							2,294,487	$2,294	$1,595,062	$(1,597,356)	$-
Stock warrants issued for services									$28,259		$28,259
Stock options issued for assets and services rendered									$983,305		$983,305
Conversion of Preferred D stock to common stock					(13,376)	$(13)	18,001,392	$18,001	$(17,988)		$-
Conversion of Preferred B stock to common stock	(80,000)	$(80)					80,000	$80			$-
Exercise of stock warrants							795,095	$795	$437,755		$438,550
Exercise of stock options							33,334	$34	$23,301		$23,335
Reclassification of derivative warrant liabiity to equity									$420,507		$420,507
Issuance of stock warrants in connection with 10% Convertible Notes									$140,513		$140,513
Net Loss										$(24,436,566)	$(24,436,566)
Balance at December 31, 2014	1,080,000	$1,080	2,380,952	$2,381	-	$-	48,670,144	$48,670	$42,803,888	$(48,336,544)	$(5,480,525)

See Notes to Consolidated Financial Statements

ROOT9B TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Class B		Class C		Class D				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive	Total Stockholders' Equity (Deficit)
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2014	1,080,000	$1,080	2,380,952	$2,381	-	$-	48,670,144	$48,670	$42,803,888	$(48,336,544)	$-	$(5,480,525)
Deemed Dividend on Preferred Stock												$-
Issuance of common stock as dividends on Preferred B and C stock							262,176	$262	$406,110	$(406,372)		$-
Stock warrants issued for services									$18,373			$18,373
Stock options issued for assets and services rendered									$1,128,979			$1,128,979
Conversion of Preferred B stock to common stock	(1,080,000)	$(1,080)					1,080,000	$1,080				$-
Exercise of stock warrants							1,379,306	$1,379	$879,956			$881,335
Exercise of stock options							3,053,273	$3,053	$2,021,977			$2,025,030
Reclassification of derivative warrant liabiity to equity from exercise of warrants								$18	$1,079,877			$1,079,895
Reclassification of derivative warrant liabiity to equity as a result of warrant exchange agreement									$2,618,049			$2,618,049
Issuance of stock warrants in connection with 10% Convertible Notes									$83,031			$83,031
Issuance of stock from IPSA acquisition							10,000,000	$10,000	$13,290,000			$13,300,000
Issuance of stock from financings							12,131,453	$12,132	$13,147,768			$13,159,900
Issuance of stock for services							200,000	$200	$265,800			$266,000
Issuance of stock for principal and interest payments on Convertible Notes							214,287	$215	$239,785			$240,000
Foreign Exchange Translation Income											$137,563	$137,563
Net Loss										$(8,338,026)		$(8,338,026)
Balance at December 31, 2015	-	$-	2,380,952	$2,381	-	$-	76,990,639	$77,009	$77,983,593	$(57,080,942)	$137,563	$21,119,604

See Notes to Consolidated Financial Statements

ROOT9B TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net Income (loss)	$(8,338,026)	$(24,436,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,600,246	386,282
Amortization of debt discount	152,958	11,278
Decrease in cash surrender value of officers’ life insurance	170,843	78,051
(Income) loss from change in value of derivatives	(3,644,594)	10,344,753
Deferred income taxes	(2,427,733)	-
Stock option / warrant compensation expense	1,413,353	794,901
Gain on sale of assets	(79,327)	-
Impairment of goodwill and intangible assets	-	6,793,024
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	10,136,988	(290,395)
Decrease (increase) in marketable securities	5,497	(2,353)
Decrease in costs and estimated earnings in excess of billings	343,021	286,432
Increase in prepaid expenses	(85,953)	(223,743)
Increase in deposits and other assets	(5,620)	(101,452)
Increase (decrease) in accounts payable and accrued expenses	(4,374,677)	390,847
Increase (decrease) in factored receivables obligation	(6,488,748)	-
Increase (decrease) in billings in excess of costs and estimated earnings	(773,918)	434,709
Net cash used in operating activities	(12,395,690)	(5,534,232)

Cash flows from investing activities:
Cash paid in acquisitions net of cash acquired	(1,368,825)	-
Proceeds on sale of assets	99,828	-
Purchases of property and equipment and construction in progress	(2,507,024)	(243,587)
Net cash used in investing activities	(3,776,021)	(243,587)

Cash flows from financing activities:
Warrants and Options Exercised	2,906,365	461,884
Common stock issuances	13,159,899	-
Net Payments on long-term debt	(1,533)	(1,500)
Issuance of Convertible Notes and Warrants	-	1,800,000
Net payments of Notes Payable	-	(2,721,239)
Net cash provided for by (used in) financing activities	16,064,731	(460,855)
Exchange gain on foreign currency	137,563	-

Net (decrease) increase in cash	30,583	(6,238,674)

Cash - beginning of period	765,099	7,003,773

Cash - end of period	$795,682	$765,099

See Notes to Consolidated Financial Statements

ROOT9B TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	2015	2014

Cash payments for:
Interest	$602,138	$44,066

Income taxes	$1,169,584	$0

Summary of non-cash investing and financing activities:
Reclassification of Derivative warrant liability to equity, including $2,618,049 related to the exchange of the Series C warrants – see Note 11	$3,697,944	$420,507
Issuance of 262,176 shares of common stock for dividend payment on preferred stock	$406,372	$941,880
Stock options issued for assets purchased	$0	$216,663
Issuance of 10,000,000 shares of common stock in IPSA Acquisition	$13,300,000	$0
Issuance of 214,287 shares of common stock for principal (in the amount of $200,000) and interest payments (in the amount of $40,000) on convertible notes	$240,000	$0
Issuance of 160,000 stock warrants in connection with 10% Convertible Notes Extension	$83,031	$0

See Notes to Consolidated Financial Statements

ROOT9B TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 1 - Description of Business and Summary of Significant Accounting Policies:

Description of Business

We are a provider of cyber security, business advisory services principally in regulatory risk mitigation, and energy solutions.  We help clients in diverse industries improve performance, comply with complex regulations, reduce costs, leverage and integrate technology, and stimulate growth. We team with our clients to deliver sustainable and measurable results. Our primary focus is using our expertise on issues related to three key areas for customers; (i) cyber security, (ii) regulatory risk mitigation, and (iii) energy usage and strategy initiatives.  We work with our customers to assess, design, and provide customized advice and solutions that are tailored to address each client’s particular needs. We provide solutions and services to a wide variety of organizations including Fortune 500 companies, medium-sized businesses and governmental entities.

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

      Accounts receivable:

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense, if any,  is included in general and administrative expenses.  At December 31, 2015 and 2014, the allowance for doubtful accounts was $383,503 and $356,597, respectively.

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

       Valuation of goodwill and intangible assets:

Our intangible assets include goodwill, trademarks, non-compete agreements and purchased customer relationships, all of which are accounted for based on Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 350 Intangibles-Goodwill and Other. As described below, goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that  the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated period of benefit, ranging from two to fifteen years.

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

The Company’s annual goodwill impairment testing date is October 1 of each year. In determining impairment charges, the Company uses various valuation techniques using both the income approach and market approach at each reporting unit in accordance with FASB ASC 350. The Company did not record an impairment charge during 2015.  During 2014, the Company recorded a goodwill impairment write-down of $6,363,630 related to the Energy Solutions segment which is reflected in the Statement of Operations.  The balance recorded as goodwill as of December 31, 2015 and 2014 is $15,676,246 and $4,352,177, respectively, net of accumulated impairment of $16,969,662 for both periods.

Intangible assets, other than goodwill, consist of customer relationships, non-competition agreements and trademarks/trade names.  The fair market value of the customer relationships were determined by discounting the expected future cash flows from the acquired customers.  The value of the non-competition agreements were estimated from the percentage of discounted cash flows expected to be lost if the agreement was not in place.  The Company performed its annual impairment test and determined there was no impairment during the fiscal year ended December 31, 2015.  In addition, for the fiscal year ended December 31, 2014, it was determined that a full impairment of the trade name and customer list intangible assets related to the Energy Solutions segment was required and such impairment was recorded during the fiscal year ended December 31, 2014.  As a result, the Company recorded an impairment charge of $429,394 at September 30, 2014.  Customer relationships acquired are being amortized over the estimated useful life of four or five years. Non-competition agreements are being amortized over the life of the agreement. Acquired trademarks/trade names are being amortized over five or fifteen years.  Total intangibles balances, prior to accumulated amortization, were $7,245,112 and $664,648 at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, accumulated amortization of intangible assets totaled $1,735,470 and $513,025, respectively.  Amortization expense on these intangible assets of $1,222,446 and $222,476 for the years ended December 31, 2015 and 2014, respectively, is included as depreciation and amortization on the Statement of Operations.

Amortization expense related to intangible assets for the next five years and thereafter is expected to be as follows for the years ended:

December 31, 2016	$1,311,836
December 31, 2017	862,103
December 31, 2018	790,429
December 31, 2019	781,262
December 31, 2010	220,838
Thereafter	1,543,174
$5,509,642

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

Derivative Warrant Liability:

The Company evaluates warrants issued in connection with debt and preferred stock issuances to determine if those contracts, or any potential embedded components of those contracts, qualify as derivatives to be separately accounted for.  This accounting treatment requires that the carrying amount of any embedded derivatives be marked-to-market at each balance sheet date and carried at fair value.  In the event that the fair value is recorded as a liability, the change in the fair value during the period is recorded in the Statement of Operations as either income or expense. Upon expiration or exercise of the warrants, the derivative liability is marked to fair value at the conversion date and then the related fair value is reclassified to equity.  The fair value at each balance sheet date and the change in value for each class of warrant derivative is disclosed in detail in Note 2 to the Consolidated Financial Statements.

         Share-based compensation:

The Company accounts for stock based compensation in accordance with FASB ASC 718 – Compensation-Stock Compensation. For employee stock options issued under the Company’s stock-based compensation plans, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes pricing model, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. For employee restricted stock awards and units issued under the Company’s stock-based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of the grant and a forfeiture rate is estimated when calculating stock-based compensation expense for the period. The Company recognizes the compensation cost of stock-based awards according to the vesting schedule of the award.

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

         Fees From Factoring Arrangement:

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

        Foreign Currency Translation:

The functional currencies of the Company’s foreign operations are the local currencies.  The consolidated financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date.  Statement of Operations amounts have been translated using the average exchange rate for the periods presented.  Accumulated net translation adjustments have been reported in other comprehensive income in the consolidated statements of comprehensive loss.

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

On February 25, 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”).  ASU 2016-02 is intended to improve financial reporting about leasing transactions. ASU 2016-02 affects companies that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.  The standard will be effective for annual periods ending after December 15, 2018, and interim periods within annual periods beginning after December 15, 2018.  Early adoption will be permitted for all companies and organizations upon issuance of the standard.  See Note 14 for the Company’s current lease commitments. The Company is currently in the process of evaluating the impact that ASU 2016-02 will have on its financial statements.

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

As of December 31, 2015, the Company has determined that the Black-Scholes model valuation for the Series C warrants was not materially different than the Binomial model due to the remaining period before warrant expiration being less than 3 months and the current market price of the Company’s stock being in excess of the down round trigger price of $0.77.  As a result, the valuation of the Series C warrants as of December 31, 2015 was performed using the Black-Scholes model to approximate the Binomial model valuation.

Additionally, as a part of the Merger Agreement with IPSA International, Inc., (see Note 3) the Company was subject to issue additional shares of the Company’s stock based on the performance of the Company’s stock as of the 18 month anniversary of the transaction as well as the attainment of certain financial benchmarks by the IPSA subsidiary.  If 18 months from the IPSA transaction closing (February 9, 2015), the Company’s stock price was below $1.30, the Company was to issue additional shares, up to a maximum of 2.5 million shares, such that the value on the 18 month anniversary of the shares issued at closing is equal to the value at the closing.  The issuance of any shares based on the stock price on the 18 month anniversary was only to occur if the IPSA subsidiary contributed $39 million and $4.5 million to the Company’s net revenue and earnings before income taxes, respectively, for the 12 months after closing.  The potential issuance of shares (“contingent value right”) is a derivative liability.  The contingent value right had been valued on a quarterly basis utilizing a Monte Carlo Simulation model, which includes significant level 3 inputs, and the fair value of the contingent value right has been included as a Derivative Liability.

On October 9, 2015, the Company and IPSA amended the Merger Agreement to remove the provision relating to the contingent value right.  Therefore as of December 31, 2015 there was no value assigned to this contingent value right.

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

The key quantitative assumptions related to the Series C Common Stock Warrants, issued March 3, 2011 and expiring March 3, 2016, are as follows:

	December 31, 2015	December 31, 2014
Expected Life (Years)	0.2	1.2
Risk Free Rate	0.15%	0.32%
Volatility	38.06%	26.78%
Probability of a Capital Raise	100%	8-95%

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis (for the Company, only derivative liabilities related to common stock purchase warrants, issued in conjunction with debt and preferred stock issuances) are summarized below and disclosed on the balance sheet under Derivative liability:

	December 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Derivative Liability – Common Stock Purchase Warrants:
Debentures	$-		$-
Series B Preferred Stock	-		-
Promissory Notes	2,189		2,189
Series D Preferred Stock	2,904,849		2,904,849
Series C Preferred Stock	633,046			633,046
Total	$3,540,084		$2,907,038	$633,046

	December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Derivative Liability – Common Stock Purchase Warrants:
Debentures	$-		$-
Series B Preferred Stock	794,633		794,633
Promissory Notes	225,897		225,897
Series D Preferred Stock	3,325,449		3,325,449
Series C Preferred Stock	6,305,260			6,305,260
Total	$10,651,239		$4,345,979	$6,305,260

The table below provides a summary of the changes in fair value of financial assets and liabilities (for the Company, only derivative liabilities related to common stock purchase warrants, issued in conjunction with certain debt and preferred stock issuances) measured at fair value on a recurring basis for all derivatives, both level 2 and those using significant unobservable inputs (Level 3 – or only the common stock purchase warrants directly related to Series C Preferred Stock) for the years ended December 31, 2015 and 2014.

	Fair Value Measurements Using
	Level 2 Inputs					Level 3 Inputs
	Derivative liability - Common Stock Purchase Warrants - Debentures	Derivative liability - Common Stock Purchase Warrants – Series B Preferred Stock	Derivative liability - Common Stock Purchase Warrants –Promissory Notes	Derivative liability - Common Stock Purchase Warrants – Series D Preferred Stock	Total Fair Value Measurements Using Level 2 Inputs	Derivative liability - Common Stock Purchase Warrants – Series C Preferred Stock	Derivative Liability – Contingent Value Right	Grand Total Fair Value Measurements Using Both Level 2 and Level 3 Inputs

Balance December 31, 2013	$10,207	$24,277	$85,824	$224,075	$344,383	$382,610	$-	$726,993
Total unrealized (gains) or losses included in net income or (loss)	120,343	777,865	422,521	3,101,374	4,422,103	5,922,650	-	10,344,753
Reclassification to equity resulting from exercise of Common Stock Purchase Warrants	(130,550)	(7,509)	(282,448)	--	(420,507)	--	--	(420,507)
Balance December 31, 2014	$--	$794,633	$225,897	$3,325,449	$4,345,979	$6,305,260	$--	$10,651,239
Total unrealized (gains) or losses included in net income or (loss)	--	21,079	12,722	(410,731)	(376,930)	(3,036,281)	(231,384)	(3,644,594)
Reclassification to equity resulting from exercise of Common Stock Purchase Warrants	--	(815,712)	(236,430)	(9,869)	(1,062,011)	(17,884)	-	(1,079,895)
Release of contingent value right	-		-	-	-		231,384	231,384
Reclassification to equity resulting from the warrant exchange agreement	--	--	--	--	--	(2,618,049)	--	(2,618,049)
Balance December 31, 2015	$--	$--	$2,189	$2,904,849	$2,907,038	$633,046	$--	$3,540,084

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

Valuation work was completed during the fourth quarter and as a result amounts for other long term assets and goodwill were adjusted by $163,698 from those previously reported on Form 10Q as of September 30, 2015.

The following table presents the final purchase price allocation:

Consideration	$15,800,000

Assets Acquired:
Current Assets	$11,798,564
Property and Equipment, net	29,180
Other long term assets	712,353
Intangible assets	6,580,464
Goodwill	11,324,069
Total assets acquired	30,444,630

Liabilities Assumed:
Accounts Payable	1,546,117
Factored Receivables Obligation	6,488,748
Accrued Expenses	1,990,857
Dividends Payable	1,100,000
Deferred Income Tax – non current	3,287,524
Derivative – contingent value right	231,384
Total liabilities assumed	14,644,630

Net Assets Acquired	$15,800,000

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

Prior to the acquisition, the Company had determined that it was more likely than not that some portion or all of its deferred tax assets would not be realized and therefore had recorded a valuation allowance for the full amount of its deferred tax assets (which were $7,543,910 at December 31, 2014).  Upon the acquisition, the Company evaluated the likelihood that the acquired deferred tax assets and liabilities would be realized and, as a result of that evaluation, recorded an increase to the valuation allowance of approximately $474,000 related to the acquired deferred tax assets and recorded a reduction in the valuation allowance of approximately $2,842,000 related to the deferred tax liability associated with the acquired identifiable intangible assets.  The net amount of these two adjustments to the Company’s valuation allowance against its net deferred tax assets was approximately $2,368,000 and is included in the income tax benefit on the Company’s consolidated statement of operations for the year ended December 31, 2015.

Note 4 - Property and Equipment:

The principal categories and estimated useful lives of property and equipment are as follows:

			Estimated
	2015	2014	Useful Lives
Office equipment	$1,490,297	$1,564,404	5 years
Furniture and fixtures	2,049,525	277,499	7 years
Vehicles	13,567	13,567	5 Years
Computer software	732,842	276,613	3 to 5 years
Leasehold improvements	159,361	114,572	**
Land	226,261	266,765	N/A
	4,671,853	2,513,420
Less: accumulated depreciation	(889,465)	(764,789)
	$3,782,388	$1,748,631
** The lesser of useful life or the minimum lease term.

Note 5 - Marketable Securities Classified as Trading Securities:

Under FASB ASC Topic 320 Investments-Debt and Equity Securities, securities that are bought and held principally for the purpose of selling them in the near term (thus held only for a short time) are classified as trading securities.  Trading generally reflects active and frequent buying and selling, and trading securities are generally used with the objective of generating profits on short-term differences in price.  All inputs used to value the securities are based on Level 1 inputs under FASB ASC Topic 820 Fair Value Measurements and Disclosures. The unrealized holding loss as of December 31, 2015 and 2014, respectively, is as follows:

		Fair Market	Holding
	Cost	Value	Gain (Loss)
December 31, 2015	$42,504	$33,366	$(5,497)
December 31, 2014	$42,504	$38,863	$2,353

Note 6 - Investment in Limited Liability Company:

The Company has an investment in a limited liability company, which owns approximately 33 percent of the office building the Company leases office space in Charlotte, North Carolina.  The Company’s investment represents an approximate 3 percent share of ownership in the limited liability company.  Based on the Company’s ownership percentage, the Company accounts for its investment using the cost method. Accordingly, the carrying value of $100,000 is equal to the capital contribution the Company has made.  Income is recognized when capital distributions are received by the Company and totaled $3,600 for each of the years ended December 31, 2015 and 2014.

Note 7 - Goodwill Impairment:

The Company completed an annual impairment evaluation for the years ended December 31, 2015 and 2014, applying both Step 1 and Step 2 tests as applicable in FASB ASC 350..  The Company performed its annual impairment test and determined there was no impairment during the fiscal year ended December 31, 2015.  In addition, for the fiscal year ended December 31, 2014, it was determined that a full impairment of the trade name and customer list intangible assets related to the Energy Solutions segment was required and such impairment was recorded during the fiscal year ended December 31, 2014.  During 2014, the Company recorded a goodwill impairment write down of $6,363,630 related to its Energy Solutions business segment / reporting unit, which is reflected in the Statement of Operations. The balance recorded as goodwill as of December 31, 2015 and 2014 is $15,676,246 and $4,352,177, respectively, net of accumulated impairment of $16,969,662 for both periods.

Note 8 - Accrued Expenses:

Accrued expenses consisted of the following at December 31, 2015 and 2014:

	2015	2014
Accrued payroll	$913,907	$1,404,815
Accrued vacation	318,684	292,775
Other accrued liabilities	1,327,457	937,313
	$2,560,048	$2,634,903

Note 9 - Notes Payable:

Between October 23, 2014 and November 21, 2014, the Company issued $1,800,000 of 10% Convertible Promissory Notes (the “Promissory Notes”) and warrants to purchase 630,000 shares of the Company’s common stock (the “Warrants”) to accredited investors.  The Promissory Notes have a term of 12 months, pay interest semi-annually at 10% per annum and can be voluntarily converted by the holder into shares of common stock at an exercise price of $1.12 per share.  The Warrants have an exercise price of $1.12 per share and have a term of five years.  The fair value of the Warrants was $140,513 and was recorded as a debt discount and credited to Additional Paid-In Capital.  The discount is being amortized to interest expense over the one year term of the promissory notes.  During the second quarter of 2015, $200,000 of the Promissory Notes were converted to common stock.

On October 28, 2015, the Company entered into Note Extension Agreements with existing Noteholders who hold the Promissory Notes.  Pursuant to the Note Extension Agreements, the Noteholders, who held Promissory Notes with an aggregate principal balance of $1,600,000 which were scheduled to mature between October 23, 2015 and November 21, 2015, agreed to extend the maturity date of the Promissory Notes to May 21, 2016. As consideration for agreeing to extend the maturity date of the Promissory Notes, the Company agreed to issue the Noteholders five year common stock warrants to purchase an aggregate of 160,000 shares of the Company’s common stock at an exercise price of $1.12 per share.  The fair value of the Warrants was $83,031 and was recorded as a debt discount and credited to Additional Paid-In Capital.  The discount is being amortized to interest expense over the extended term of the Promissory Notes.

The outstanding amount of Promissory Notes (net of the debt discount) at December 31, 2015 and December 31, 2014 was $1,540,693 and $1,670,765, respectively.

Note 10 - Long-Term Debt:

Long-term debt as of December 31, 2015 and 2014 consists of the following:

	2015	2014
Xerox Copier Lease, due in 63 installments of $145.
ending in April 2018. Payments include interest at 4%.	$3,873	$5,426
	3,873	5,426
Current portion	(1,500)	(1,500)
Long-term portion	$2,373	$3,926

Note 11 - Stockholders’ Equity:

Common Stock:

Generally, the Company issues common stock in connection with acquisitions, as a part of equity financing transactions, as dividends on preferred stock, upon conversion of preferred shares to common stock and upon the exercise of stock options or warrants.

In 2015, the Company issued 10,000,000 shares as a part of the merger agreement with IPSA International, Inc. (see Note 3), 12,131,453 shares as a part of equity financing transactions, 262,176 shares as dividends on Preferred Stock, 1,080,000 shares due upon the conversion of Preferred Stock, 3,053,273 shares upon the exercise of options, 1,379,306 shares upon the exercise of warrants, 200,000 shares in exchange for services and 214,287 shares upon conversion of a portion of the principal and interest of outstanding convertible promissory notes.

In 2014, the Company issued 2,294,487 shares as dividends on preferred stock, 18,081,392 shares upon conversion of Series B and Series D convertible Preferred stock, 795,095 shares upon the exercise of common stock warrants, 33,334 shares upon exercise of stock options.

During 2015, the Company issued common stock and common stock purchase warrants as a part of the following equity financing transactions:

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

The Company incurred fees of $184,697 in connection with the financing transactions discussed above and this amount has been charged to additional paid in capital.

On November 5, 2015, the Company entered into securities purchase agreements with a group of accredited investors, pursuant to which the Company issued 768,864 shares of common stock at a purchase price of $1.10 per share. In addition, the Company agreed to issue warrants to purchase up to 192,216 shares of the Corporation’s common stock in the aggregate, at an exercise price of $1.50 per share. The warrants have a term of five years and may be exercised at any time from or after the date of issuance and contain customary, structural anti-dilution protection (i.e., stock splits, dividends, etc).  The warrants qualified for equity accounting.  Upon closing of this equity financing, the Company received proceeds of $845,750.

On December 23, 2015, the Company entered into securities purchase agreements with a group of accredited investors, pursuant to which the Company issued 927,000 shares of common stock at a purchase price of $1.10 per share. In addition, the Company issued warrants to purchase up to 231,750 shares of the Corporation’s common stock in the aggregate, at an exercise price of $1.50 per share. The warrants have a term of five years and may be exercised at any time from or after the date of issuance and contain customary, structural anti-dilution protection (i.e., stock splits, dividends, etc).  The warrants qualified for equity accounting.  Upon closing of this equity financing, the Company received proceeds of $1,019,700.

7% Class B Convertible Preferred Stock:

During 2010, the Company issued 1,200,000 shares of 7% Class B Convertible Preferred Stock (“Class B Preferred Stock”), along with 1,058,940 detachable warrants.  The holders of shares of Class B Convertible Preferred Stock are entitled to receive a 7 percent annual dividend until the shares are converted to common stock.  The warrants, immediately exercisable, are for a term of five years, and entitle the holder to purchase shares of common stock at an exercise price of $ 0.77 per share.  During 2015, 1,080,000 Shares of Class B Preferred Stock were converted into 1,080,000 shares of Common Stock.  As of December 31, 2015 and 2014, 0 shares and 1,080,000 shares, respectively, of the Class B Preferred Stock remain outstanding.

7% Class C Convertible Preferred Stock:

During 2011, the Company designated 2,500,000 shares of its preferred stock as Class C Convertible Preferred Stock; $.001 par value per share (“Class C Preferred Stock”), each share was priced at $2.10 and, included 3 warrants at an exercise price of $0.77 which expire in 5 years. The Class C Preferred Stock (a) is convertible into three shares of common stock, subject to certain adjustments, (b) pays 7 percent dividends per annum, payable annually in cash or shares of common stock, at the Company’s option, and (c) is automatically converted into common stock should the price of the Company’s common stock exceed $2.50 for 30 consecutive trading days.  During 2011, the Company issued 2,380,952 shares of Class C Preferred Stock and 8,217,141 warrants.  All of these shares were outstanding as of December 31, 2015 and 2014.

Stock Options:

In May 2008, the Company and shareholders adopted a stock incentive plan, entitled the 2008 Stock Incentive Plan (the “Plan”), authorizing the Company to grant stock options of up to 10,000,000 common shares for employees and key consultants.  On August 13, 2014, the Company’s stockholders approved an amendment to the Company’s 2008 Stock Incentive Plan increasing the number of shares of Common Stock available for issuance under the Plan to 20,000,000.  All options are approved by the Compensation Committee.  As of December 31, 2015, there were 9,639,916 shares available for grant under the Plan.

The Company’s results for 2015 and 2014 include stock option based compensation expense of $1,129,000 and $757,000, respectively.  These amounts are included within Selling, General & Administrative expenses on the Statement of Operations.  There were no tax benefits recognized in 2015 or 2014 for stock option based compensation.

Years Ended
	December 31, 2015	December 31, 2014
Exercise price	$1.20 - $2.32	$0.54 - $2.00
Risk free interest rate	0.80% to 1.84%	0.66% to 2.09%
Volatility	27.62% - 60.7%	29.65% - 37.13%
Expected Term	2.5 Years – 5.5 Years	2.5 Years - 6 Years
Dividend yield	None	None

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

The expected dividend yield is zero as the Company does not currently pay dividends on its common stock.  As the Company’s common stock has very low trading volume, volatility is calculated based on the average volatility of a group which includes the Company and peer companies.  The risk free interest rate is based on the U.S. Treasury rates on the grant date with maturity dates approximating the expected life of the option on the grant date.  The expected term is an estimate based on the average of the date of vesting and the end of term of the option.  These assumptions are evaluated and revised for future grants, as necessary, to reflect market conditions and experience.  There were no significant changes made to the methodology used to determine the assumptions during 2015.  The weighted-average grant-date fair value of stock options granted was $0.51 during 2015 and $0.21 during 2014.  The following represents the activity under the stock incentive plan as of December 31, 2015 and changes during the two years then ended:

		Weighted Average
	Outstanding Options	Exercise Price
Outstanding at December 31, 2013	5,639,864	$0.83
Issued	6,585,000	$0.80
Exercised	(33,334)	$0.70
Forfeitures	(881,666)	$0.85
Outstanding at December 31, 2014	11,309,864	$0.81
Issued	3,140,000	$1.37
Exercised	(3,053,397)	$0.66
Forfeitures	(1,036,383)	$1.07
Outstanding at December 31, 2015	10,360,084	$1.01

Exercisable at December 31, 2015	7,439,084	$0.97

The weighted-average remaining contractual life for options outstanding at December 31, 2015 was 6.8 years and for options exercisable at December 31, 2015 was 5.9 years.  The aggregate intrinsic value of options outstanding at December 31, 2015 was $4,396,128 and for options exercisable at December 31, 2015 was $3,379,022.  As of December 31, 2015 there was approximately $2,270,855 of unrecognized compensation cost related to outstanding stock options.  The unrecognized compensation cost will be recognized over a weighted-average period of 0.8 years.

On December 8, 2015, the Company issued 2,025,000 stock options to employees.  The vesting of these options is contingent on shareholder approval of an increase in the amount of authorized shares of common stock at the next annual meeting.  In the event that the shareholders do not approve the increase in authorized shares the options will be cancelled.  The Company has determined that due to the contingent vesting of these options, the grant date has not occurred as of December 31, 2015 and as a result, they are not included in the Company’s outstanding stock options at December 31, 2015.

Warrants:

The Company predominantly issues warrants to purchase Common Stock in connection with the issuance of Convertible Preferred Stock, Convertible Notes and equity financings.  The Company has also issued warrants for service to board members and outside companies.  Additionally, the Company has issued warrants in connection with an acquisition. 7,156,144 of the 25,867,753 outstanding warrants have been issued in connection with equity instruments and are accounted for as a derivative liability.  The remaining 18,711,609 warrants were issued for services to board members or external companies, in connection with acquisitions, or in connection with the issuance of convertible notes or equity instruments and have been recorded based on fair value.  The warrants expire 3 or 5 years from the date of issuance.  Generally, warrants vest immediately or over a vesting schedule of between 1 and 3 years. The Company uses the Black-Scholes or “Binomial” valuation method, as appropriate, to estimate the grant date fair value of each warrant.

The Company issued 75,000 and 297,000 warrants to purchase shares of common stock in exchange for service during 2015 and 2014, respectively.  The Company’s results for the years 2015 and 2014, include expense related to warrants issued for services of $18,000 and $38,000, respectively.  These amounts are included within Selling, General & Administrative expenses on the Consolidated Statement of Operations.

Warrant holders exercised 1,546,308 warrants to purchase common stock, some of which were cashless exercises, during 2015.  The weighted average price of the exercised warrants was $0.76 and the Company received $881,335 in proceeds and issued 1,379,306 shares of common stock as a result of these exercises.  During 2014, warrant holders exercised 1,186,300 warrants to purchase common stock, some of which were cashless exercises.  The weighted average price of the exercised warrants was $0.71 and the Company received $438,550 in proceeds and issued 795,095 shares of common stock as a result of these exercises.

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

As a result of the Exchange Agreement, the Prior Warrants, which were recorded as a derivative liability were valued at $2,618,049 as of August 11, 2015 and cancelled and removed from derivative liabilities and the Replacement Warrants, which were determined to be equity instruments, were recorded to additional paid in capital in the same amount.

The fair values of warrants granted for service were estimated using the following weighted-average assumptions:

Years Ended
	December 31, 2015	December 31, 2014
Exercise price	$1.50	$0.75 - $1.12
Risk free interest rate	0.39% to 0.46%	0.63% to 1.87%
Volatility	26.47% - 26.6%6	28.93% - 36.91%
Expected Term	1.5 Years	2.5 Years – 5.75 Years
Dividend yield	None	None

The following represents the stock warrant activity as of December 31, 2015 and changes during the two years then ended:

	Outstanding Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2013	19,112,360	$1.11
Issued	927,000	$1.05
Exercised	(1,186,300)	$0.71
Cancelled	(100,000)	$0.75
Outstanding at December 31, 2014	18,753,060	$1.06
Issued	15,848,643	$1.09
Exercised	(1,546,308)	$0.76
Cancelled	(7,187,642)	$0.80
Outstanding at December 31, 2015	25,867,753	$1.16

Note 12 - Income Taxes:

Significant components of the income tax benefit (expense) are summarized as follows:

	2015	2014
Current provision:
Federal	$0	$0
State	0	0
Foreign	(81,273)
Deferred provision:
Federal	1,579,747	0
State	744,223
Foreign	(2,780)	0
	$2,239,917	$0

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income before income taxes for the years ended December 31, 2015 and 2014 follows:

	2015	2014
Federal statutory rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	7.0	0.7
Book derivative income (expense)	13.4	(14.2)
Dividend income from Canadian subsidiary	(6.6)	--
Section 78 Gross up	(2.5)	--
Stock compensation expense	(5.2)	(1.1)
Acquisition costs	(2.4)	--
Taxes related to foreign operations	2.1	--
Officers’ life insurance	(0.7)	(0.1)
Goodwill impairment	--	(6.6)
Intangibles impairment	--	(0.3)
Change in valuation allowance	(16.9)	(10.6)
Other	(1.5)	(1.8)
	20.9%	0%

The Company provides for income taxes in accordance with FASB ASC Topic 740 Income Taxes. Deferred income taxes arise from the differences in the recognition of income and expenses for tax and financial reporting purposes.  Deferred tax assets and liabilities are comprise of the following at December 31, 2015 and 2014.

	2015	2014
Deferred income tax assets:
Operating loss carry forward	$9,608,605	$5,260,000
Acquired NOL – Ecological acquisition	64,654	164,910
Accrued compensation	-	92,000
Allowance for doubtful accounts	150,354	141,000
Transaction costs capitalized	48,238	-
Intangible assets	-	1,886,000
Dividend withheld tax credit	80,819	-
Property, Plant and Equipment	61,715	-
Charitable contribution carryforward	8,312	-
Foreign tax credit on repatriated earnings	436,518	-
Cumulative Eligible Capital Deduction - Canada	54,682	0
Total deferred tax assets	10,513,897	7,543,910
Less: valuation allowance	(9,199,787)	(7,543,910)
Deferred income tax assets	$1,314,110	$-

Deferred income tax liabilities:
Intangibles Assets – IPSA acquisition	$(1,116,610)	$-
Property and equipment	-	(85,000)
Repatriated earnings of foreign subsidiaries	(141,091)	-
Total deferred tax liabilities	(1,257,701)	(85,000)
Net deferred tax assets / (liabilities)	$56,409	$(85,000)

A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company has provided a valuation allowance for all its net current and non-current U.S. deferred tax assets $9,256,196, which is primarily comprised of net operating loss carry forward deferred tax assets of $9,673,259.   The Company has recorded a deferred tax asset of $56,409 related to its Canadian operations.  See Note 3 for further information on the recognition of the deferred tax benefit.  Management made the assessment at the end of both 2015 and 2014 that a full valuation allowance for its U.S. deferred tax assets should be provided based on consideration of recent net operating losses, that it was no longer, at this time, more likely than not that the deferred tax assets would be recoverable.  Management will continue to monitor the status of the recoverability of deferred tax assets.  At December 31, 2015, the Company has income tax net operating loss carry forwards that begin to expire in 2031 to 2035.

Note 13 - Net Loss Per Share:

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

	2015	2014
Basic:
Numerator –net loss attributable to common stockholders	$(8,744,398)	$(26,033,922)
Denominator – weighted – average shares outstanding	70,581,243	30,345,422
Net loss per share – Basic and diluted	$(0.12)	$(0.86)

Incremental common shares (not included due to their anti-dilutive nature) :
Stock options	10,360,084	11,309,864
Stock warrants	25,867,753	18,753,060
Convertible preferred stock – Series B	-	1,080,000
Convertible preferred stock – Series C	7,142,856	7,142,856
Convertible preferred stock – Series D	-	-
Convertible Notes	1,428,571	1,607,143
	44,799,264	39,892,923

Note 14 - Commitments and Contingencies:

The Company is obligated under various operating leases for office space and equipment and is obligated under non-cancelable contracts with job search firms.

The future minimum payments under non-cancelable operating leases and non-cancelable contracts with initial remaining terms in excess of one year as of December 31, 2015, are as follows:

2016	$1,270,509
2017	$1,117,855
2018	$734,166
2019	$420,568
2020	$342,891
2021	$55,600

The leases cover office premises.  Non-cancellable contracts with talent acquisition search engines account for $6,858 of the obligations. The above schedule of contractual obligations does not include dividends on preferred stock as they have not been declared, and the Company has the option of paying the dividends in cash or common stock of the Company at its discretion.  The Company has several employment contracts in place with key management which are in the normal course and have not been included in the above table.

Expenses for operating leases during 2015 and 2014 were $1,342,592 and $677,989, respectively.

The Company has a three percent ownership interest in a limited liability company that owns approximately 33 percent of the building the Company leases office space from in Charlotte, North Carolina.  Additionally, an individual stockholder of the Company owns approximately 30 percent of the same limited liability company.  Rent expense pertaining to this operating lease during 2015 and 2014 was $177,236 and $172,074, respectively.

Note 15 – Receivables sold with recourse:

The Company’s IPSA subsidiary sells certain of its accounts receivable with full recourse to Advance Payroll Funding Ltd. (“Advance”). Advance retains portions of the proceeds from the receivable sales as reserves, which are released to the Company as the receivables are collected.  Proceeds from sales of such receivables, net of amounts held in reserves, during the period from February 9, 2015 to December 31, 2015 totaled $7,393,507. The outstanding balance of full recourse receivables at December 31, 2015 was $0.  In the event of default, the Company is required to repurchase the entire balance of the full recourse receivables and is subject to fees.  There are no limits on the amount of accounts receivable factoring available to the Company under the factoring agreement.  The agreement with Advance is effective through January 10, 2018, with two year renewal intervals thereafter.

Note 16 - Employee Benefit Plan:

After the acquisition of IPSA on February 9, 2015, the Company has two 401(k) plans which cover substantially all employees.  The Company had a 401(k) plan in place prior to the acquisition and IPSA had also had a 401(k) plan.  Plan participants in either plan can make voluntary contributions of up to 15 percent of compensation, subject to certain limitations.  Under the Company’s plan that was in place prior to the acquisition, the Company matches a portion of employee deferrals.  Under the plan established by IPSA, there are no matches of a portion of employee deferrals.  It is the Company’s intent during 2016 to combine the two plans.  Total company contributions to the plans for the years ended December 31, 2015 and 2014 were approximately $50,140 and $51,296, respectively.

Note 17 - Advertising:

The Company expenses advertising costs as incurred.  Advertising expenses for the years ended December 31, 2015 and 2014 were $25,097 and $4,435, respectively.

Note 18 - Major Customers:

Approximately 50 and 34 percent of total revenues were earned from the Company’s top five customers for the years ended December 31, 2015 and 2014, respectively.

Note 19 - Segment Information:

The Company operates in three business segments: the Cyber Solutions segment, the Business Advisory Solutions segment and the Energy Solutions segment.  The Cyber Solutions segment provides cyber security and advanced technology training services, operational support and consulting services.  The Business Advisory Solutions segment, which includes IPSA as of February 9, 2015, provides anti-money laundering operational, advisory and consulting services, investigative due diligence services and advisory services in the following areas: risk, data, organizational change and cyber.  The Energy Solutions segment works with customers to assess, design and install processes and automation to address energy regulation, strategy, cost, and usage initiatives.  The Business Advisory Solutions segment operated without IPSA for the full year in 2014 and up through February 9, 2015, and included IPSA from February 9, 2015 through December 31, 2015.

The performance of the business is evaluated at the segment level.  Cash, debt and financing matters are managed centrally.  These segments operate as one from an accounting and overall executive management perspective, though each segment has senior management in place; however they are differentiated from a marketing and customer presentation perspective, though cross-selling opportunities exist and continue to be pursued.  Condensed summary segment information follows for the year ended December 31, 2015 and 2014.

	Year Ended December 31, 2015
	Cyber Solutions	Business Advisory Solutions *	Energy Solutions	Total

Revenue	$2,975,583	$24,588,203	$1,794,643	$29,358,429
Income (Loss) from Operations before Overhead	$(4,446,716)	$(676,777)	$(784,732)	$(5,908,245)
Allocated Corporate Overhead	2,034,785	4,719,903	599,732	7,354,420
Loss from Operations	$(6,481,501)	$(5,396,680)	$(1,384,464)	$(13,262,665)

Assets	$5,054,281	$23,530,701	$2,003,822	$30,588,804

	Year Ended December 31, 2014
	Cyber Solutions	Business Advisory Solutions *	Energy Solutions	Total

Revenue	$4,076,050	$12,964,920	$3,134,518	$20,175,488
Income (Loss) from Operations before Overhead	$(106,312)	$1,332,555	$(2,352,884)	$(1,126,641)
Allocated Corporate Overhead	1,529,255	3,198,644	1,686,248	6,414,147
Loss from Operations	$(1,635,567)	$(1,866,089)	$(4,039,132)	$(7,540,788)

Assets	$3,392,939	$5,928,331	$2,543,370	$11,864,640

*    The Company acquired IPSA International, Inc. on February 9, 2015 and this business is included in the Business Advisory Solutions segment as of the acquisition date.

Note 20 – Summary Pro-Forma Financial Information (unaudited):

The following unaudited pro-forma data summarizes the results of operations for the years ended December 31, 2015 and December 31, 2014, as if the February 9, 2015 purchase of IPSA International, Inc. had been completed on January 1, 2014. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2014.

	December 31, 2015	December 31, 2014
Net revenues	$34,390,577	$61,454,454
Operating loss	(12,841,292)	(7,109,581)
Net loss per share – basic	$(0.18)	$(0.18)
Net loss per share- diluted	$(0.18)	$(0.18)

Note 21 – Commitments and Contingencies:

Platte River Insurance Company (“Platte River”) instituted an action on April 8, 2015 in the United States District Court for the District of Massachusetts in which Platte River claims that the Company signed as a co-indemnitor in support of surety bonds issued by Platte River on behalf of Prime Solutions for the benefit of Honeywell pursuant to Prime Solutions, Inc.’s (“Prime”) solar project located in Worcester Massachusetts (the “Prime Contract”).  The Company filed its answer to the complaint, denying the allegations of Platte River.  On February 1, 2016 the Company received a demand letter from Platte River for immediate payment of an $868,617 claim under the terms of the co-indemnity agreement.  The Company continues to deny the allegations and will not agree to the demand.  The Company’s maximum liability exposure under the bond is $1,412,544, if Prime failed to meet its contracted obligations.  In October 2014, the Company determined it probable that Prime did fail to meet its contracted obligations under the Prime Contract, and therefore, the potential existed that the Company may have to meet outstanding Prime Contract obligations. The Company has evaluated the status of the project, amounts paid to date on the contract and assessed the remaining work to be performed.  Notwithstanding the demand letter from Platte River, the Company continues to believe its potential obligation under the Prime Contract is approximately $650,000, and that amount was accrued as a Selling, General and Administrative expense on the Consolidated Statement of Operations during 2014. The Company intends to vigorously defend this litigation.

Legal Proceedings:

The Company and two senior executives of the Company are named as defendants in a class action proceeding filed on June 23, 2015, in the U.S. District Court for the Central District of California.  On September 24, 2015, the U.S. District Court for the Central District of California granted a motion to transfer the lawsuit to the United States District Court for the District of Colorado.  On October 14, 2015, the Court appointed David Hampton as Lead Plaintiff and approved Hampton’s selection of the law firm Levi & Korsinsky LLP as Lead Counsel.  Plaintiff filed an Amended Complaint on January 4, 2016.  The Amended Complaint alleges violations of the federal securities laws on behalf of a class of persons who purchased shares of the Company’s common stock between October 17, 2014 and June 15, 2015.  In general, the Amended Complaint alleges that false or misleading statements were made or that there was a failure to make appropriate disclosures concerning the Company’s cyber security business and products.  On February 18, 2016, Defendants filed a motion to dismiss Plaintiff’s Amended Complaint.  Plaintiff’s opposition to the motion to dismiss is due on or before April 4, 2016, and Defendants’ reply is due on or before May 4, 2016.  We cannot predict the outcome of this lawsuit; however, the Company believes that the claims lack merit and intends to defend against the lawsuit vigorously.  No liability, if any that may result from this matter has been recorded on the Consolidated Financial Statements.

Note 22 – Related Party Transactions

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

On August 11, 2015, the Company entered into an exchange agreement (the “Exchange Agreement”) with the holders of outstanding warrants to purchase shares of the Company’s common stock (the “Holders”).  The Holders consist of (i) River Charitable Remainder Unitrust f/b/o Isaac Blech (the “Trust”), of which Isaac Blech, a current Director of the Company, is the sole trustee; and (ii) Miriam Blech, the wife of Isaac Blech.  See Note 11 for further discussion on the Exchange Agreement.

On November 5, 2015, the Company entered into securities purchase agreements with a group of accredited investors, pursuant to which the Company issued 768,864 shares of common stock at a purchase price of $1.10 per share. In addition, the Company agreed to issue warrants to purchase up to 192,215 shares of the Corporation’s common stock in the aggregate, at an exercise price of $1.50 per share (the “Warrants”). The Warrants have a term of five years and may be exercised at any time from or after the date of issuance and contain customary, structural anti-dilution protection (i.e., stock splits, dividends, etc). Upon closing of this equity financing, the Company received proceeds of $845,750.  Two of the accredited investors are Dan Wachtler, CEO of the IPSA subsidiary, who invested $250,000 and was issued 227,273 shares of common stock and 56,818 warrants, and John Catsimatidis, a member of the Board of Directors of the Company, who invested $242,750 and was issued 220,682 shares of common stock and 55,170 warrants.

On February 9, 2016, the Company entered into a letter agreement (the “Agreement”) with Miriam Blech and River Charitable Remainder Unitrust f/b/o Isaac Blech, who together control all of the Company’s Series C Preferred Stock.  Pursuant to the Agreement, the parties agreed to postpone payment of the annual dividend on the Company’s Series C Preferred Stock until five (5) business days following the day on which the Company holds an annual or special meeting of its stockholders where the stockholders are presented with a proposal to increase the authorized capital stock of the Company.

During 2015, the Company incurred $148,945 in public relations and marketing expenses from, ZITO Partners, a Company Shareholder.  In March  2015 Robert Zito invested $500,000 in the Company, receiving 454,545 shares of Common Stock and 227,273 $1.10 five year warrants. In 2016 Robert Zito invested $250,000 in the Company, receiving 227,273 shares of Common Stock and 227,273 $1.10 five year warrants.

As of December 31, 2015, the Company owed  members of the Board of Directors, $222,000 in fees for various Board of Director, Audit Committee and Compensation Committee Fees.

Associated with the March 10, 2016 financing, Mr. Isaac Blech and his affiliates agreed that the Company does not have to reserve shares of common stock for the conversion of their Series C Preferred Stock and underlying warrants until five days after the Company holds a special or annual meeting of stockholders.

See Note 14 for description of a related party leasing arrangement.

Note 23 – Liquidity and Capital Resources:

As of December 31, 2015, we had cash and cash equivalents of $795,682, compared to $765,099 at December 31, 2014, an increase of $30,583.  The increase is primarily attributable to the proceeds from the equity financing, stock and warrant exercise transactions during 2015 which totaled approximately $16,100,000, offset by the net cash used in operations and investing activities during 2015 of approximately $12,400,000 and $3,800,000, respectively.  After financings in the first quarter of 2016 (see below), our cash position has increased and outstanding cash and cash equivalents at March 11, 2016 was approximately $5.5 million.

Our objective from a liquidity perspective is to use operating cash flows to fund day to day operations.  In both 2015 and 2014 we did not achieve this objective, as cash flow from operations in the 2015 and 2014 has been the net use of $11.8 million and $5.5 million, respectively.  Our high use of cash has been predominantly caused by declines in revenue in our existing businesses, costs associated with the IPSA acquisition, costs for the ramp up of the cyber solutions employee base and capital costs associated with the build out of the operations center for the cyber solutions group.  Additionally, revenues at IPSA were below expectations during 2015 due to the unexpected delay and ultimate early termination of a project with a significant customer and revenue in the cyber solutions segment has not materialized at the pace that was anticipated.  Based on the foregoing, we will have to obtain additional financing by the end of the first quarter of 2016 to support our future operations and there can be no assurance that we will be able to obtain such financing, or if obtained, on terms favorable to the Company.  Failure to obtain the same will adversely affect the operations of the Company.

With new IPSA and Cyber Solutions client engagements in 2016, the Company expects such incremental revenue along with expense management will improve the Company’s liquidity position.  Based upon its current cash position as well as these new executed contracts that will be performed in 2016, management believes that it will have sufficient cash to fund operations into the first quarter of 2017.

Note 24 – Subsequent Events:

The Class B preferred stock accrues 7 percent per annum dividends. The dividends began accruing April 30, 2010, and are cumulative.  Dividends are payable annually in arrears.  At December 31, 2015, $6,857 of dividends had accrued on these shares.  However, they are unrecorded on the Company’s books until declared.  On February 16, 2015, the Company declared dividends on its Series B and the Company paid the dividends in Company common stock.  On February 16, 2015 the Company issued 4,969 shares to the 7% Series B Convertible Preferred Stockholders.

On February 9, 2016, the Company entered into a letter agreement (the “Agreement”) with Miriam Blech and River Charitable Remainder Unitrust f/b/o Isaac Blech, who together control all of the Company’s Class C Preferred Stock.  Pursuant to the Agreement, the parties agreed to postpone payment of the annual dividend on the Company’s Class C Preferred Stock until five (5) business days following the day on which the Company holds an annual or special meeting of its stockholders where the stockholders are presented with a proposal to increase the authorized capital stock of the Company.

On January 26, 2016, the Company entered into securities purchase agreements with a group of accredited investors, pursuant to which the Company issued 227,273 shares of common stock at a purchase price of $1.10 per share. In addition, the Company issued warrants to purchase up to 56,818 shares of the Corporation’s common stock in the aggregate, at an exercise price of $1.50 per share (the “Warrants”). The Warrants have a term of five years and may be exercised at any time from or after the date of issuance and contain customary, structural anti-dilution protection (i.e., stock splits, dividends, etc). Upon closing of this equity financing, the Company received proceeds of $250,000.

On February 24, 2016, the Company received proceeds of $1,256,782 in connection with the Company's offer to amend and exercise warrants. In connection with the offering, warrant holders elected to exercise a total of 1,142,529 of their $1.125 warrants at a reduced exercise price of $1.10 per share. The Company issued new warrants to the participants to purchase 285,654 shares of common stock with a term of five (5) years and have an exercise price per share equal to $1.50.

On March 3, 2016 the Company agreed to amend the 480,784 $1.50 warrants from the November 5, 2015, December 23, 2015 and January 5, 2016 financings and to issue these amended warrants to equal 100% warrant coverage equal to 1,923,137 five year warrants at $1.10 per share.

On March 10, 2016, the Company entered into securities purchase agreements with accredited investors, advisory clients of Wellington Management Company, LLP and the Dan Wachtler Family Trust pursuant to which the Company issued 5,076,863 shares of common stock at the purchase price of $1.10 per share.  In addition, the Company issued warrants to purchase up to 5,076,863 shares of the Company’s common stock in the aggregate, at an exercise price of $1.10 per share.  The warrants have a term of five years and may be exercised on a cashless basis.  In addition to customary, structural anti-dilution protection (i.e., stock splits, dividends, etc), should the Company, during the term of the warrants, issue common shares at a per share consideration that is less than the exercise price, the exercise price of each warrant shall be reduced concurrently with such issue, to the consideration per share received by the Company for such issue of additional stock.  Upon closing of this equity financing, the company received proceeds of $5,584,549.