Form 10-Q
period 2016-03-31
root9B Technologies, Inc.
filed 2016-05-17
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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
☒ Yes ☐ No

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
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 83,738,314 shares of common stock were outstanding as of May 6, 2016.

Table of Contents
Page
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	3
Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015	3
Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2016 and March 31, 2015	5
Consolidated Statements of Comprehensive Income(Loss) (Unaudited) for the Three Months Ended March 31, 2016 and March 31, 2015	6
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2016 and March 31, 2015	7

Notes to Consolidated Financial Statements (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults Upon Senior Securities	36

Item 4. Mine Safety Disclosures	36

Item 5. Other Information	36

Item 6. Exhibits	37

Signatures	38
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

ROOT9B TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2016 AND DECEMBER 31, 2015

	(Unaudited)
	March 31,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS:
Cash	$3,168,341	$795,682
Accounts receivable, net	6,044,835	3,010,161
Marketable securities	34,316	33,366
Cost and estimated earnings in excess of billings	198,027	357,625
Prepaid expenses and other current assets	700,983	758,240

Total current assets	10,146,502	4,955,074

Construction in Progress - at cost	185,178	108,095

Property and Equipment - at cost less accumulated depreciation	3,852,523	3,782,388

OTHER ASSETS:

Goodwill	15,676,246	15,676,246
Intangible assets - net	5,181,682	5,509,642
Investment in cost-method investee	100,000	100,000
Deferred income taxes	56,409	56,409
Cash surrender value of officers' life insurance	179,637	167,371
Deposits and other assets	253,128	233,579

Total other assets	21,447,102	21,743,247

TOTAL ASSETS	$35,631,305	$30,588,804

See Notes to Consolidated Financial Statements

	(Unaudited)
	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2016	2015

CURRENT LIABILITIES:
Notes payable	$1,576,277	$1,540,693
Factored receivables obligation	1,393,410	-
Current portion of long-term debt	1,500	1,500
Accounts payable	2,067,887	1,607,166
Billings in excess of costs and estimated earnings	143,860	217,336
Accrued expenses and other current liabilities	3,332,893	2,560,048

Total current liabilities	8,515,827	5,926,743

NONCURRENT LIABILITIES:

Long term debt - net of current portion	1,975	2,373
Derivative liability	2,309,271	3,540,084

Total noncurrent liabilities	2,311,246	3,542,457

STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value, 4,985,000 authorized, no shares issued or outstanding at March 31, 2016 and December 31, 2015.	-	-
Class B convertible preferred stock, no liquidation preference $.001 par value, 2,000,000 shares authorized, 0 and 0 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively.	-	-
Class C convertible preferred stock, $.001 par value, 2,500,000 shares authorized, 2,380,952 shares issued and outstanding at March 31, 2016 and December 31, 2015.	2,381	2,381
Common stock, $.001 par value, 125,000,000 shares authorized, 83,688,314 and 76,990,639 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively.	83,690	77,009
Additional paid-in capital	84,914,668	77,983,593
Accumulated deficit	(60,319,256)	(57,080,942)
Accumulated other comprehensive income	122,749	137,563
Total stockholders' equity	24,804,232	21,119,604

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,631,305	$30,588,804

See Notes to Consolidated Financial Statements

ROOT9B TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

	March 31, 2016	March 31, 2015
NET REVENUE	$7,136,626	$9,534,247

OPERATING EXPENSES:
Cost of revenues	6,637,654	7,317,168
Selling, general and administrative	4,362,369	4,016,535
Depreciation and amortization	510,033	285,883
Acquisition related costs	-	649,442

Total operating expenses	11,510,056	12,269,028

LOSS FROM OPERATIONS	(4,373,430)	(2,734,781)

OTHER INCOME (EXPENSE):
Derivative (expense) income	1,260,549	1,343,447
Interest expense, net	(96,518)	(183,306)
Other income	66,159	33,346

Total other (expense) income	1,230,190	1,193,487

LOSS BEFORE INCOME TAXES	(3,143,240)	(1,541,294)

INCOME TAX BENEFIT (EXPENSE)	(86,982)	2,261,476

NET INCOME (LOSS)	(3,230,222)	720,182

PREFERRED STOCK DIVIDENDS	(6,857)	(406,372)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(3,237,079)	$313,810

Net income (loss) per share:
Basic	$(0.04)	$0.01
Diluted	$(0.04)	$0.00
Weighted average number of shares:
Basic	78,591,011	60,408,125
Diluted	78,591,011	80,436,499

See Notes to Consolidated Financial Statements

ROOT9B TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

	March 31, 2016	March 31, 2015
Net Income (Loss)	$(3,230,222)	$720,182
Other comprehensive income:
Foreign currency translation gain (loss)	(14,814)	116
Other comprehensive income (loss)	(14,814)	116
COMPREHENSIVE INCOME (LOSS)	$(3,245,036)	$720,298

See Notes to Consolidated Financial Statements

ROOT9B TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(unaudited)

	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net Income (Loss)	$(3,230,222)	$720,182
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	510,033	285,883
Amortization of debt discount	35,584	33,914
(Increase) decrease in cash surrender value of officers' life insurance	(12,266)	(5,847)
(Income) loss from change in value of derivatives	(1,260,549)	(1,343,447)
Deferred income taxes	-	(2,260,270)
Stock option / warrant compensation expense	358,409	327,750
Gain on sale of assets	-	(79,327)
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,034,674)	(3,862,406)
Decrease (increase) in marketable securities	(951)	3,049
Decrease in costs and estimated earnings in excess of billings	159,598	61,014
Decrease (increase) in prepaid expenses	61,307	(44,045)
Increase in deposits and other assets	(19,549)	(580,561)
Increase (decrease) in accounts payable and accrued expenses	1,233,566	(1,927,081)
Increase in factored receivables obligation	1,393,410	2,205,708
Decrease in billings in excess of costs and estimated earnings	(73,476)	(410,088)
Net cash used in operating activities	(3,879,780)	(6,875,572)

Cash flows from investing activities:
Cash paid in acquisitions net of cash acquired	-	(1,368,825)
Proceeds on sale of assets	-	99,828
Purchases of property and equipment and construction in progress	(334,973)	(107,126)
Net cash used in investing activities	(334,973)	(1,376,123)

Cash flows from financing activities:
Warrants and Options Exercised	1,270,782	1,246,580
Common stock issuances	5,331,444	11,294,449
Net cash provided by financing activities	6,602,226	12,541,029
Effects of foreign exchange rate changes	(14,814)	-
Net increase in cash	2,372,659	4,289,334

Cash - beginning of period	795,682	765,099

Cash - end of period	$3,168,341	$5,054,433

See Notes to Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	March 31, 2016	March 31, 2015

Cash payments for:
Interest	$14,290	$104,010

Income taxes	$51,905	$1,046,259

Summary of non-cash investing and financing activities:
Issuance of 10,000,000 shares of common stock in IPSA International, Inc. acquisition	-	$13,300,000
Issuance of common stock for dividend payment on preferred stock	$6,857	$406,372
Reclassification of Derivative warrant liability to equity	$569,492	$622,646
Fair Value of warrants issued to induce exercise of Series D warrants	$84,525	$-
Fair Value of derivative features issued to Qualified Purchasers	$599,228	$-

See Notes to Consolidated Financial Statements

ROOT9B TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

Note 1 – Basis of Presentation and General Information:

The accompanying unaudited interim consolidated financial statements of root9B Technologies, Inc. (“root9B” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal year 2015 as reported in the 10-K have been omitted.

The consolidated results of operations for interim periods are not necessarily indicative of the results expected for future quarters or the full year.

The preparation of the Company’s Consolidated Financial Statements, in conformity with GAAP, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Recent accounting pronouncements:

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued a one-year deferral of the effective date of ASU 2014-09.  ASU 2015-14 requires application of ASU 2014-09 for annual reporting periods beginning after December 15, 2017 and early adoption is permitted as of he original effective date (i.e. for annual reporting periods beginning after December 16, 2016).  The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

 In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Going Concern (“ASU 2014-15”). ASU 2014- 15 provides GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The standard will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Upon adoption the Company will use the guidance in ASU 2014-15 to assess going concern uncertainty matters.

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

Since January 1, 2016, there have been other new accounting pronouncements and updates to the Accounting Standards Codification.  Each of these updates has been reviewed by Management who does not believe their adoption has had or will have a material impact on the Company’s financial position or operating results.

Note 2 – Summary of Significant Accounting Policies:

The Company’s significant accounting policies are outlined in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2015.

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

Derivative Instruments:

We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain financial instruments and contracts, such as debt financing arrangements and the issuance of common and preferred stock with detachable common stock warrants features that are either i) not afforded equity classification, ii) embody risks not clearly and closely related to host contracts, or iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

Certain of our derivative instruments are detachable (or “free-standing”) common stock purchase warrants issued in conjunction with debt or common and preferred stock. We estimate fair values of these derivatives utilizing Level 2 inputs for all warrants issued, other than those associated with Series C Preferred Stock and derivative features issued to qualified investors as part of the Q1 2016 capital raise. Other than the Series C Preferred Stock warrants and the derivative features issued to Qualified Purchasers, we use the Black-Scholes option valuation technique as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, and risk free rates) necessary to fair value these instruments, for they do not contain material “down round protection” (otherwise referred to as “anti-dilution” and full ratchet provisions). For the warrants directly related to the Series C Preferred Stock and the derivative features issued to Qualified Purchasers, the warrant contracts do contain “Down Round Protections” and the “Black-Scholes” option valuation technique does not, in its valuation calculation, give effect for the additional value inherently attributable to the “Down Round Protection” mechanisms in its contractual arrangement.  Valuation models and techniques have been developed and are widely accepted that take into account the additional value inherent in “Down Round Protection.” These techniques include “Modified Binomial”, “Monte Carlo Simulation” and the “Lattice Model.” The “core” assumptions and inputs to the “Binomial” model are the same as for “Black-Scholes”, such as trading volatility, remaining term to maturity, market price, strike price, and risk free rates; all Level 2 inputs.  However, a key input to the “Binomial” model (in our case, the “Monte Carlo Simulation”, for which we engage an independent valuation firm to perform) is the probability of a future capital raise which would trigger the Down Round Protection feature.  By definition, this input assumption does not meet the requirements for Level 1 or Level 2 outlined above; therefore, the entire fair value calculation for the Series C Common Stock Warrants and the derivative features issued to Qualified Purchasers are deemed to be Level 3. This input to the Monte Carlo Simulation model, was developed with significant input from management based on its knowledge of the business, current financial position and the strategic business plan with its best efforts.

As of December 31, 2015, the Company has determined that the Black-Scholes model valuation for the Series C warrants was not materially different than the Binomial model due to the remaining period before warrant expiration being less than 3 months and the current market price of the Company’s stock being in excess of the down round trigger price of $0.77.  As a result, the valuation of the Series C warrants as of December 31, 2015 was performed using the Black-Scholes model to approximate the Binomial model valuation.  The 714,285 Series C warrants that were unexercised as of the March 3, 2016 expiration date had $0 value as of March 31, 2016.

As of March 31, 2016, the Company determined that the derivative features issued to the Qualified Purchasers as part of the Securities Purchase Agreement executed on March 10, 2016, which included 5,073,863 warrants (See Note 8), should be recorded as derivative liabilities.  However, due to the 9.9% ownership restrictions at both the execution date and at March 31, 2016, the warrants to the Qualified Purchasers were not exercisable.  Management has also determined that the likelihood of the Qualified Purchasers ownership percentage being reduced below the 9.9% maximum ownership is highly improbable during the term of the warrants.  These factors, along with the anti-dilution protection were key inputs in the Monte Carlo simulation performed by an independent valuation firm.

Also, as of March 31, 2016, the Non-Qualified Purchasers that were part of the same Securities Purchase Agreement dated March 10, 2016, which included 1,926,137 warrants, met the criteria of being for being indexed to the Company’s common stock and have been classified in stockholder’s equity.

Estimating fair values of these derivative financial instruments requires the use of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are volatile and sensitive to changes in our trading market price, the trading market price of various peer companies and other key assumptions such as the probability of a capital raise for the Monte Carlo Simulation described above. Since derivative financial instruments are initially and subsequently carried at fair value, our operating results will reflect this sensitivity of internal and external factors.

The key quantitative assumptions related to the Series C Common Stock Warrants, issued March 3, 2011 and expiring March 3, 2016, were as follows:

December 31, 2015

Expected Life (Years)	0.2
Risk Free Rate	0.15%
Volatility	38.06%
Probability of a Capital Raise	100%

The key quantitative assumptions related to the Securities Purchase Agreement, for the derivative features issued to the Qualified Purchasers issued March 10, 2016 are as follows:

March 31, 2016

Expected Life (Years)	2.0 – 5.0
Risk Free Rate	1.45%
Volatility	56.3%
Probability of a Capital Raise	5%-95%

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis (for the Company, only derivative liabilities related to common stock purchase warrants, (issued directly in conjunction with debt and preferred stock issuances and to qualified investors) are summarized below and disclosed on the balance sheet under Derivative liability:

	March 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Derivative Liability – Common Stock Purchase Warrants:
Series B Preferred Stock	-		-
Promissory Notes	$2,409		$2,409
Series D Preferred Stock	1,707,634		1,707,634
Series C Preferred Stock	-			-
Qualified Purchaser derivative features	599,228			$599,228
Total	$2,309,271		$1,710,043	$599,228

	December 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Derivative Liability – Common Stock Purchase Warrants:
Promissory Notes	$2,189		$2,189
Series D Preferred Stock	2,904,849		2,904,849
Series C Preferred Stock	633,046			633,046
Total	$3,540,084		$2,907,038	$633,046

The Series C Preferred Stock change in Level 3 value from $633,046 as of December 31, 2015 to $0 as of March 31, 2016 consisted of a $493,124 decrease in value, with the balance of $139,922 reclassed to shareholder equity upon the exercise of the warrants.  The Qualified Purchaser Level 3 derivative features were valued at $599,228 as of March 31, 2016, which approximated the value at issuance on March 10, 2016.

Note 4 – Acquisitions

IPSA International, Inc.

On February 6, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IPSA International, Inc. (“IPSA”). On February 9, 2015, the Company and IPSA consummated and closed the Merger, which was accounted for as a business acquisition.  Pursuant to the terms of the Merger Agreement, upon the closing of the Merger, the Corporation issued 10,000,000 shares of the Company’s common stock, valued at $13,300,000 to the stockholders of IPSA (the “Stock Consideration”), as well as paid $2,500,000 in cash to such stockholders.  In conjunction with the closing of the Merger, the Company entered into a registration rights agreement with the stockholders of IPSA whereby the Company agreed to provide piggyback registration rights to the holders of the Stock Consideration.  The Company also entered into an employment agreement with Dan Wachtler, the CEO of IPSA.  The Company incurred acquisition related costs of $649,442 and these were included in operating expenses for the three months ended March 31, 2015.

IPSA specializes in Anti-Money Laundering (“AML”) operational, investigative and remedial services, AML risk advisory and consulting services, conducting high-end investigations with expertise in services ranging from complex financial crime and intellectual property issues to conducting anti-bribery investigations or due diligence on a potential partner or customer.  Additionally, IPSA provides investigative services related to passport issuances by foreign countries.  IPSA has offices in the U.S., Canada, U.K., U.A.E. and Hong Kong and a talent base that is focused on assisting clients in making better-informed decisions to protect their investments and assets.

The following table presents the final purchase price allocation:

Consideration	$15,800,000

Assets Acquired:
Current Assets	$11,798,564
Property and Equipment, net	29,180
Other long term assets	712,353
Intangible assets	6,580,464
Goodwill	11,324,069
Total assets acquired	30,444,565

Liabilities Assumed:
Accounts Payable	1,546,117
Factored Receivables Obligation	6,488,748
Accrued Expenses	1,990,857
Dividends Payable	1,100,000
Deferred Income Tax – non current	3,287,524
Derivative – contingent value right	231,384
Total liabilities assumed	14,644,565

Net Assets Acquired	$15,800,000

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

Note 5 – Receivables sold with recourse:

The Company’s IPSA subsidiary sells certain of its accounts receivable with full recourse to Advance Payroll Funding Ltd. (“Advance”). Advance retains portions of the proceeds from the receivable sales as reserves, which are released to the Company as the receivables are collected.  Proceeds from sales of such receivables, net of amounts held in reserves, during the period from January 1, 2016 to March 31, 2016, totaled $1,393,410. The outstanding balance of full recourse receivables at March 31, 2016 was $1,686,417 and this amount is included in Accounts receivable on the consolidated balance sheet. The outstanding balance of full course receivables and factored receivable obligations as of December 31, 2015 was $0.  In the event of default, the Company is required to repurchase the entire balance of the full recourse receivables and is subject to fees.  There are no limits on the amount of accounts receivable factoring available to the Company under the factoring agreement.  The agreement with Advance automatically renewed for a two year period on January 10, 2016, with additional 24 month renewal intervals thereafter.  The Company may only terminate the agreement as of the end of the next maturing term, or may provide at least sixty days written notice for an early termination of the agreement.  In the event of early termination, the Company would be subject to an early termination fee calculated as the average monthly base fees earned by Advance for the three months having the highest total base fees throughout the previous twelve months, multiplied by the number of months (or portions thereof) between the early termination date and the end of the current term.

Note 6 – Pro-Forma Financial Information (unaudited):

The following unaudited pro-forma data summarizes the results of operations for the three months ended March 31, 2015 as if the purchase of IPSA International, Inc. had been completed on January 1, 2015. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2015.

Three Months Ended
March 31, 2015
Net revenues	$14,566,395
Operating income (loss)	(2,313,408)
Net loss per share – basic and fully diluted	$(0.04)

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

	March 31,	March 31,
	2016	2015
Basic:
Numerator –net income (loss) available to common stockholders	$(3,237,079)	$313,810
Denominator – weighted-average shares outstanding	78,591,011	60,408,125
Net income (loss) per share – Basic	$(0.04)	$0.01

Diluted:
Numerator –net income (loss) available to common stockholders	$(3,237,079)	$313,810
Denominator – weighted-average shares outstanding	78,591,011	80,436,499
Net income (loss) per share – Diluted	$(0.04)	$0.00

Note 8 – Stockholders’ Equity:

Common Stock:

Generally, the Company issues common stock in connection with acquisitions, as a part of equity financing transactions, as dividends on preferred stock, upon conversion of preferred shares to common stock and upon the exercise of stock options or warrants.

During the three months ended March 31, 2016, the Company issued common stock and common stock warrants as a part of the following four equity financing transactions:

On February 9, 2016, the Company entered into a letter agreement (the “Agreement”) with Miriam Blech and River Charitable Remainder Unitrust f/b/o Isaac Blech, who together control all of the Company’s Class C Preferred Stock.  Pursuant to the Agreement, the parties agreed to postpone payment of the annual dividend on the Company’s Class C Preferred Stock until five (5) business days following the day on which the Company holds an annual or special meeting of its stockholders where the stockholders approve a proposal to increase the authorized capital stock of the Company.

On January 26, 2016, the Company entered into securities purchase agreements with a group of accredited investors, pursuant to which the Company was to issue 227,273 shares of common stock at a purchase price of $1.10 per share. In addition, the Company issued warrants to purchase up to 56,818 shares of the Corporation’s common stock in the aggregate, at an exercise price of $1.50 per share (the “Warrants”). The Warrants have a term of five years and may be exercised at any time from or after the date of issuance and contain customary, structural anti-dilution protection (i.e., stock splits, dividends, etc). Upon closing of this equity financing, the Company received proceeds of $250,000.

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

On March 3, 2016 the Company agreed to replace the 480,784 $1.50 warrants from the November 5, 2015,  December 23, 2015 and January 26, 2016 financings with 1,923,137 five year warrants at $1.10 per share.  These 1,923,137 warrants are subject to the Company’s customary, structural anti-dilution protections (i.e. stock splits, dividends, etc).

On March 10, 2016, the Company entered into securities purchase agreements with accredited investors, advisory clients of Wellington Management Company, LLP (“Wellington”) and the Dan Wachtler Family Trust pursuant to which the Company issued 5,076,863 shares of common stock at the purchase price of $1.10 per share.  In addition, the Company issued warrants to purchase up to 5,076,863 shares of the Company’s common stock in the aggregate, at an exercise price of $1.10 per share.  The warrants have a term of five years and may be exercised on a cashless basis.  Per the terms of the agreement, other than Dan Wachtler Family Trust, these purchasers are deemed to be “Qualified Purchasers” and are subject to the full-ratchet and anti-dilution protections explained below. Upon closing of this equity financing, the company received proceeds of $5,584,549.

In the event, prior to March 10, 2021, the Company issues “Additional Stock” (as defined in the Qualified Purchasers Securities Purchase Agreement) for per share consideration that is less than the Exercise Price of the Qualified Purchaser warrants, then the Exercise Price of each Warrant shall be reduced concurrently with such issue, to match the per share price of the dilutive issuance.  Additional Stock as defined in the Securities Purchase Agreement excludes common stock issued for exercises of stock options and warrants, conversions of promissory notes, and certain other adjustments as defined in the agreement.

Additionally, in the event, prior to March 10, 2018, the Company issues “Additional Stock” for a per share consideration of less than $1.10 resulting in a “Dilutive Issuance” as defined in the Securities Purchase Agreement, the Company shall issue shares to the Qualified Purchasers, for no additional consideration, based on a formula defined in the Securities Purchase Agreement.

Furthermore, in the event, prior to March 10, 2018, the Company issues “Additional Stock” (as defined in the Qualified Purchasers Warrant Agreement) the number of warrant shares shall be increased by the number of shares necessary to ensure that the “Ownership Percentage” immediately following the issuance of any such shares shall remain equal to the Ownership Percentage immediately prior to such issuance.  Ownership Percentage is calculated as the 5,073,863 warrant shares issued to Qualified Investors divided by 141,538,754 fully diluted shares agreed upon at the issuance date.  Additional stock per the Warrant Agreement excludes all of the same items described above and also excludes shares issued for a strategic investment between $10 million and $25 million.

Qualified Purchasers cannot exercise their warrants unless their beneficial ownership of outstanding common stock falls below 9.9%.  As of the March 10, 2016 issuance date and March 31, 2016, the Qualified Purchasers beneficially owned approximately 14% of the Company’s common stock, thus, the warrants are not exercisable.  If the Qualified Purchasers ownership of outstanding common stock falls below 9.9%, they are permitted to exercise warrants only to the extent that their beneficial ownership reaches 9.9%.

Aside from legal fees, the Company incurred $397,699 in fees, plus the issuance of 202,955 $1.10 five year warrants, with an exercise price of $1.10 and in connection with this financing transaction and this amount is not reflected in the proceeds above.

The table below summarizes the common stock and warrant activity referenced:

	Common Shares	Warrants
January 26, 2016 Securities Purchase Agreement	227,273	56,818
February 24, 2016 Warrant Exercises	1,142,529	(1,142,529)
February 24, 2016 Warrant Issue		285,654
March 3, 2016 Warrants Replaced		(480,784)
March 3, 2016 Warrant Re-Issue		1,923,137
March 10, 2016 Stock Purchase Agreement	5,076,863	5,076,863
Warrants Issued for Services		202,955
Totals	6,446,665	5,922,114

7% Series B Convertible Preferred Stock:

During 2010, the Company issued 1,200,000 shares of 7% Series B Convertible Preferred Stock (“Series B Preferred Stock”), along with 1,058,940 detachable warrants.  The holders of shares of Series B Preferred Stock are entitled to receive a 7 percent annual dividend until the shares are converted to common stock.  The warrants, immediately exercisable, are for a term of five years, and entitle the holder to purchase shares of common stock at an exercise price of $ 0.77 per share.  During the three months ended March 31, 2015, 880,000 shares of Series B Preferred Stock were converted into 880,000 shares of common stock.  As of March 31, 2016 and December 31, 2015, no shares of the Series B Preferred Stock remained outstanding, respectively.

The Class B preferred stock accrued 7 percent per annum dividends. The dividends began accruing April 30, 2010, and were cumulative.  Dividends were payable annually in arrears.  At December 31, 2015, $6,857 of dividends had accrued on these shares.  However, they are unrecorded on the Company’s books until declared.  On February 26, 2016, the Company declared the dividends on its Series B preferred stock accrued as of December 31, 2015, and the Company paid the dividends in 4,969 shares of Company common stock during the three months ended March 31, 2016.

Series C Convertible Preferred Stock:

During 2011, the Company issued 2,380,952 shares of Series C Convertible Preferred Stock; $.001 par value per share (“Series C Preferred Stock”), along with 8,217,141 warrants.  Each share was priced at $2.10 and, when issued, included 3 warrants at an exercise price of $0.77 which expire in 5 years. The Series C Preferred Stock (a) is convertible into three shares of common stock, subject to certain adjustments, (b) pays 7 percent dividends per annum, payable annually in cash or shares of common stock, at the Company’s option, and (c) is automatically converted into common stock should the price of the Company’s common stock exceed $2.50 for 30 consecutive trading days. The warrants issued in connection with the Series C Preferred Stock contain full-ratchet anti-dilution provisions that require them to be recorded as a derivative instrument.

On August 11, 2015, the Company executed an Exchange Agreement with the holders of the Series C Preferred Stock Warrants, replacing the original $0.77 warrants, with $1.20 warrants, which are not eligible for exercise until after February 11, 2017 and have an expiration date of August 11, 2018. Additionally, the Company did not provide full-ratchet anti-dilution provisions. As of March 31, 2016 and December 31, 2015, 2,380,952 shares of the Series C Preferred Stock remain outstanding.

   Stock Options:

The Company issued 317,874 stock options during the three months ended March 31, 2016 and 1,372,000 stock options during the three months ended March 31, 2015 under the 2008 Stock Incentive Plan.  The Company’s results for the three months ended March 31, 2016 and 2015, include stock option based compensation expense of $358,409 and $327,750, respectively.  These amounts are included within selling, general and administrative expenses on the Consolidated Statements of Operations.  There were no tax benefits recognized with respect to that stock based compensation during the three months ended March 31, 2016 or 2015.

The fair values of options granted during the three months ended March 31, 2016 were estimated using the Black Scholes option pricing model and using the following weighted-average assumptions:

Exercise price	$1.34
Risk free interest rate	1.02% - 1.81%
Volatility	62.13% - 70.48%
Expected term	5.5 Years
Dividend yield	None

On December 8, 2015 the Company issued 2,025,000 stock options to employees, and during the first three months of 2016 an additional 60,000 shares were issued. The vesting of these options is contingent on shareholder approval of an increase in the amount of authorized shares of common stock at the next annual meeting.  In the event that the shareholders do not approve the increase in authorized shares the options will be cancelled.  The Company has determined that due to the contingent vesting of these options, they are not included in the Company’s outstanding stock options at March 31, 2016.

The following table represents the activity under the stock incentive plan as of March 31, 2016 and the changes during each period:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	11,309,864	$0.81
Issued	3,140,000	$1.37
Exercised	(3,053,397)	$0.66
Forfeitures	(1,036,383)	$1.07
Outstanding at December 31, 2015	10,360,084	$1.01
Issued	317,874	$1.34
Exercised	(20,000)	$0.70
Forfeitures	(39,000)	$1.26
Outstanding at March 31, 2016	10,618,958	$1.00

   Warrants:

During the three months ended March 31, 2016, the Company issued 7,285,654 warrants to purchase shares of common stock in connection with financing transactions (see above in the common stock section of this Note), and 202,955 warrants to purchase shares of common stock in exchange for service.  During the three months ended March 31, 2015, the Company issued 8,046,821 warrants to purchase shares of common stock in connection with financing transactions and 50,000 warrants to purchase shares of common stock in exchange for service. For the three months ended March 31, 2016, $569,492 was reclassified as equity upon exercise.  The fair value of the 202,955 warrants issued for service during the three months ended March 31, 2016 were recorded as an offset in additional paid in capital because they were considered costs to raise capital.  The Company’s results of operations for the three months ended March 31, 2015, include immaterial expenses related to warrants issued for services which are included in selling, general and administrative expenses.

Warrant holders exercised 1,712,529 warrants to purchase common stock during the three months ended March 31, 2016.  The weighted average price of the exercised warrants was $0.99 and the Company received $1,257,782 in gross proceeds as a result of these exercises. Warrant holders exercised 888,334 warrants to purchase common stock during the three months ended March 31, 2015.  The weighted average price of the exercised warrants was $0.74 and the Company received $656,976 in proceeds as a result of these exercises.

The following table represents the warrant activity as of March 31, 2016 and the changes during each period:
Warrants	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	18,753,060	$1.06
Issued	15,848,643	$1.09
Exercised	(1,546,308)	$0.76
Cancelled	(7,187,642)	$0.80
Outstanding at December 31, 2015	25,867,753	$1.16
Issued	7,488,609	$1.12
Exercised	(1,712,529)	$0.99
Cancelled	(1,183,162)	$1.11
Outstanding at March 31, 2016	30,460,671	$1.16

Note 9 – Long-Term Debt:

In April 2016, the Company entered into Note Extension Agreement with existing note holders who held Promissory Notes for $1,600,000 scheduled to mature on May 21, 2016, whereby the note holders agreed to extend the maturity date of the Promissory notes to May 21, 2017.  As consideration for the extension the note holders received 480,000 five year warrants with an exercise price of $1.10 per share.

Note 10 – Segment Information:

The Company operates in three business segments: the Cyber Solutions segment, the IPSA / Business Advisory Solutions segment and the Energy Solutions segment.  The Cyber Solutions segment provides cyber security and advanced technology training services, operational support and consulting services.  The IPSA / Business Solutions segment, which includes IPSA as of February 9, 2015, provides anti-money laundering operational, advisory and consulting services, investigative due diligence services and advisory services in the following areas: risk, data, organizational change and cyber. The Energy Solutions segment works with customers to assess, design and install processes and automation to address energy regulation, strategy, cost, and usage initiatives.

The performance of the business is evaluated at the segment level.  Cash, debt and financing matters are managed centrally.  These segments operate as one from an accounting and overall executive management perspective, though each segment has senior management in place; however, they are differentiated from a marketing and customer presentation perspective, though cross-selling opportunities exist and continue to be pursued.  Condensed summary segment information follows for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016
	Cyber Solutions	Energy Solutions	IPSA / Business Advisory Solutions	Total

Revenue	$680,820	$204,992	$6,250,814	$7,136,626
Income (loss) from Operations before Overhead	$(2,575,588)	$(235,007)	$(131,930)	$(2,942,525)
Allocated Corporate Overhead	136,505	41,101	1,253,299	1,430,905
Loss from Operations	$(2,712,093)	$(276,108)	$(1,385,229)	$(4,373,430)

Assets	$5,665,950	$1,555,581	$28,409,774	$35,631,305

	Three Months Ended March 31, 2015
	Cyber Solutions	Energy Solutions	IPSA / Business Advisory Solutions	Total

Revenue	$428,588	$522,930	$8,582,729	$9,534,247
Income (loss) from Operations before Overhead	$(1,002,969)	$(280,018)	$1,036,663	$(246,324)
Allocated Corporate Overhead	779,455	152,325	1,556,677	2,488,457
Loss from Operations	$(1,782,424)	$(432,343)	$(520,014)	$(2,734,781)

Assets	$3,644,702	$2,583,132	$42,154,855	$48,382,689

Note 11 – Commitments and Contingencies:

Platte River Insurance Company (“Platte River”) instituted an action on April 8, 2015 in the United States District Court for the District of Massachusetts in which Platte River claims that the Company signed as a co-indemnitor in support of surety bonds issued by Platte River on behalf of Prime Solutions for the benefit of Honeywell pursuant to Prime Solutions, Inc.’s (“Prime”) solar project located in Worcester Massachusetts (the “Prime Contract”).  The Company filed its answer to the complaint, denying the allegations of Platte River.  On February 1, 2016 the Company received a demand letter from Platte River for immediate payment of an $868,617 claim under the terms of the co-indemnity agreement.  The Company continued to deny the allegations and did not agree to the demand.  The Company’s maximum liability exposure under the bond was $1,412,544, if Prime failed to meet its contracted obligations.  In October 2014, the Company determined it probable that Prime did fail to meet its contracted obligations under the Prime Contract, and therefore, the potential existed that the Company may have to meet outstanding Prime Contract obligations. The Company has evaluated the status of the project, amounts paid to date on the contract and assessed the remaining work to be performed.  On April 11, 2016, the Company settled this litigation with an agreement to pay $650,000, an amount  that was initially accrued as a Selling, General and Administrative expense on the Consolidated Statement of Operations during 2014 and was still accrued for as of March 31, 2016.  Per the settlement agreement the Company paid $325,000 on April 19, 2016, with the remaining $325,000 to be paid no later than July 15, 2016.

The Company and two senior executives of the Company are named as defendants in a class action proceeding filed on June 23, 2015, in the U.S. District Court for the Central District of California.  On September 24, 2015, the U.S. District Court for the Central District of California granted a motion to transfer the lawsuit to the United States District Court for the District of Colorado.  On October 14, 2015, the Court appointed David Hampton as Lead Plaintiff and approved Hampton’s selection of the law firm Levi & Korsinsky LLP as Lead Counsel.  Plaintiff filed an Amended Complaint on January 4, 2016.  The Amended Complaint alleges violations of the federal securities laws on behalf of a class of persons who purchased shares of the Company’s common stock between October 17, 2014 and June 15, 2015.  In general, the Amended Complaint alleges that false or misleading statements were made or that there was a failure to make appropriate disclosures concerning the Company’s cyber security business and products.  On February 18, 2016, the Company filed a motion to dismiss Plaintiff’s Amended Complaint.  Plantiff filed an opposition to the motion to dismiss and the Company replied on May 4, 2016. We cannot predict the outcome of this lawsuit; however, the Company believes that the claims lack merit and intends to defend against the lawsuit vigorously

Note 12 – Related Party Transactions:

On February 9, 2016, the Company entered into a letter agreement (the “Agreement”) with Miriam Blech and River Charitable Remainder Unitrust f/b/o Isaac Blech, who together control all of the Company’s Series C Preferred Stock.  Pursuant to the Agreement, the parties agreed to postpone payment of the annual dividend on the Company’s Series C Preferred Stock until five (5) business days following the day on which the Company holds an annual or special meeting of its stockholders where the stockholders approve a proposal to increase the authorized capital stock of the Company.

Associated with the March 10, 2016 financing, Mr. Isaac Blech and his affiliates agreed that the Company does not have to reserve shares of common stock for the conversion of their Series C Preferred Stock and underlying warrants until five (5) business days following the day on which the Company holds an annual or special meeting of its stockholders where the stockholders approve a proposal to increase the authorized capital stock of the Company. In addition, Mr. Blech and his affiliates agreed not to convert the Series C Preferred Stock or exercise the underlying warrants into shares of the Company’s common stock, until such time as the Company’s stockholders approve a proposal to increase the authorized capital stock of the Company.

Centurion Holdings, of which Mr. Grano, the Company’s Chairman and CEO, and a majority shareholder, has a sublease agreement for a portion of its office in New York with IPSA.  The lease is at market rates of $21,609 per month and constitutes IPSA’s New York Office.  The lease expires Aug 2018.

Note 13 – Liquidity and Capital Resources:

As of March 31, 2016, we had cash and cash equivalents of $3,168,341, compared to $795,682 at December 31, 2015, an increase of $2,372,659.  The increase is primarily attributable to the proceeds from the equity financing transactions and warrant and stock option exercises during the first quarter of 2016 which totaled approximately $6,600,000, offset by the net cash used in operations and investing of approximately $4,200,000.

Our objective from a liquidity perspective is to use operating cash flows to fund day to day operations.  In both the first quarter of 2016 and 2015 we did not achieve this objective, as cash flow from operations in the first quarter of 2016 and 2015 has been the net use of $3.9 million and $6.9 million, respectively.  Our high use of cash has been predominantly caused declines in revenue in our IPSA/BAS and ES, businesses, costs associated with the IPSA acquisition and integration, costs for the ramp up of root9B, our cyber security subsidiary, the cyber solutions employee base and capital costs associated with the build out of the Adversarial Pursuit Center and other expansion related costs.

With new IPSA and Cyber Solutions client engagements in 2016, the Company expects such incremental revenue along with expense management will improve the Company’s liquidity position.  With new executed contracts that will be performed in 2016, management believes that it will have sufficient cash to fund operations into the first quarter of 2017. If these expectations are not achieved the Company may be required to raise additional capital to fund operations.

While there were no indications during the quarter that caused us to accelerate our annual impairment assessment date, if our plans and efforts to turn the trend of reduced revenue are not successful, we may, in the future, need to reduce the amount of goodwill or intangible asset currently recorded as of March 31, 2016.

Note 14 – Subsequent Events:

In April 2016, the Company entered into Note Extension Agreement with existing note holders who held Promissory Notes scheduled to mature on May 21, 2016, whereby the note holders agreed to extend the maturity date of the Promissory notes to May 21, 2017.  As consideration for the extension the note holders received 480,000 five year warrants with an exercise price of $1.10 per share

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

Statements in this Form 10-Q, including the information incorporated by reference herein, that are not historical in nature, including those concerning the Company’s current expectations about its future requirements and needs, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “meets,” “could,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans” or “continues.” Although we believe that the expectations reflected in such forward-looking statements are reasonable at the time they are made, you are cautioned that forward-looking information and statements are subject to various risks and uncertainties, many of which are difficult to predict and generally beyond our control. Risks and uncertainties could cause actual results and developments to differ materially from those expressed in, or implied or projected by, forward-looking information and statements provided here or in other disclosures and presentations. Those risks and uncertainties include, but are not limited to, the risks listed in Part I – Item 1A of our Annual Report on Form 10-K for 2015.  We do not undertake any obligation to update or revise any forward-looking information or statements.

The following discussion should be read in conjunction with our financial statements and the related notes included in this Form 10-Q.

When this report uses the words “we,” “us,” “our,” “root9B,” and the “Company,” they refer to root9B Technologies, Inc.  “SEC” refers to the Securities and Exchange Commission.

The following discussion summarizes the significant factors affecting our results of operations and financial condition for the three month periods ended March 31, 2016 and March 31, 2015 (“first quarter of 2016 ” and “ first quarter of 2015 ”, respectively). This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended December 31, 2015 (“2015”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for 2015.

OVERVIEW

We are a provider of cyber security, business advisory services, principally in regulatory risk mitigation, and energy and controls solutions. We help clients in diverse industries improve performance, comply with complex regulations, reduce costs, leverage and integrate technology, manage risk, and stimulate growth.  Our primary focus is using our expertise on issues related to four key areas for customers; (i) Cyber security, (ii) anti money laundering and investigative due diligence services, (iii) regulatory, risk, and compliance initiatives, and (iv) energy services.  We work with our customers to assess, design, and provide customized advice and solutions that are tailored to address each client’s particular needs. We provide solutions and services to a wide variety of organizations including Fortune 500 companies, medium-sized businesses, and governmental entities.

Results of Operations

Our results of operations for the first quarter of 2016 and the first quarter of 2015 are highlighted in the table below and discussed in the following paragraphs:

	3 Months Ended March 31,
	2016	% of Net Revenue	2015	% of Net Revenue
Net Revenue	$7,136,626		$9,534,247
Operating Expenses:
Cost of revenues	6,637,654	93.0%	7,317,168	76.7%
Selling, general & administrative	4,362,369	61.1%	4,016,535	42.1%
Depreciation and amortization	510,033	7.1%	285,883	3.0%
Acquisition related costs	-	0.0%	649,442	6.8%
Total operating expenses	11,510,056	161.3%	12,269,028	128.6%
Loss from Operations	(4,373,430)	-61.3%	(2,734,781)	-28.6%
Other Income (Expense):
Derivative income	1,260,549	17.7%	1,343,447	14.1%
Interest expense, net	(96,518)	-1.4%	(183,306)	-1.9%
Other income (expense)	66,159	0.9%	33,346	0.3%
Total other income	1,230,190	17.2%	1,193,487	12.5%
Income (Loss) Before Income Taxes	(3,143,240)	-44.1%	(1,541,294)	-16.1%
Income Tax Benefit (Expense)	(86,982)	-1.2%	2,261,476	23.7%
Net Income (Loss)	(3,230,222)	-45.3%	720,182	7.6%
Preferred Stock Dividends	(6,857)	-0.1%	(406,372)	-4.2%
Net Income (Loss) Available to Common Stockholders	$(3,237,079)	-45.4%	$313,810	3.4%

Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015

The result of operations described below includes the Cyber Solutions (“CS”) and the Energy Solutions (“ES”) segments for the first quarters of 2016 and 2015.  We acquired IPSA International, Inc. on February 9, 2015 and this new business is included in the Business Advisory Solutions (“BAS”) segment as of the acquisition date.

Net Revenue

Total revenue for the quarter ended March 31, 2016 was $7,136,626 as compared to $9,534,247 for the quarter ended March 31, 2015, a net decrease of $2,397,621, or 25.1%. Revenue by segment was as follows:

	Three Months Ended March 31
	2016	2015	% growth

Cyber Solutions	$680,820	$428,588	58.9%

IPSA/Business Advisory Solutions:
Without IPSA	1,350,573	2,721,739	-50.4%
IPSA	4,900,241	5,860,990	-16.4%
Total IPSA/Business Advisory Solutions	6,250,814	8,582,729	-27.2%

Energy Solutions	204,992	522,930	-60.8%

Total Revenue	$7,136,626	$9,534,247	-25.1%

Cyber Solutions Segment

Revenue for the CS segment for the quarter ended March 31, 2016 increased $252,232 or 58.9% as compared to the quarter ended March 31, 2015.   The primary reason for the increase in revenue is due to a $345,224 or 206% increase in operations center services revenue.  The other areas of revenue, mostly training, recorded a decrease in revenue during the first quarter of 2016 as compared to 2015.  First quarter 2016 revenue and the change in revenue mix to be more operations center services based, is in line with expectations and reflects the results of more recent sales efforts.

IPSA / Business Advisory Solutions Segment

Revenue for the IPSA / BAS segment for the quarter ended March 31, 2016 decreased $2,331,915 or 27.2% as compared to the quarter ended March 31, 2015.   Revenue for the IPSA segment decreased $960,749 or 16.4% for the quarter ended March 31, 2016 as compared to the quarter ended March 31, 2015, which for this segment only included revenue from the acquisition date of February 9, 2015 through March 31, 2015. Revenue for the BAS segment, excluding the contribution of the IPSA acquisition, for the quarter ended March 31, 2016, decreased $1,371,166 or 50.4% as compared to the quarter ended March 31, 2015.  The decline in revenue for the BAS segment was due mainly to a decline in existing customer revenues and a lag in the time required to replace these revenue reductions with new customers and projects.  The IPSA revenue decline is related primarily to the non-renewal of a major customer contract in 2015.  New client revenue for the IPSA / BAS segment during the first quarter of 2016 had the segments revenue slightly ahead of expectations.

Energy Solutions Segment

Revenue for the ES segment for the quarter ended March 31, 2016 decreased $317,938 or 60.8% as compared to the quarter ended March 31, 2015.  As a part of the Company’s shift in strategy and repositioning that was announced in September 2014, the Company decided to de-emphasize the energy business and, as a result the assets of the energy audit business were sold in the first quarter of 2015.  This continued shift in the energy business was the primary reason for the decline in revenue.

Gross Margin

Gross margin (revenue less cost of revenues, defined as all costs for billable personnel in the IPSA / BAS business segment and the direct cost of goods and subcontract services for the CS and ES segments) decreased $1,718,107 or 77.5% to $498,972 for the quarter ended March 31, 2016 from $2,217,079 for the quarter ended March 31, 2015. As a percentage of revenue, gross margin decreased to 7.0% of revenues in the first quarter of 2016 from 23.25% in the first quarter of 2015.  The main reasons for the decrease in gross margin relate to the Cyber Solutions gross margin decreasing $536,390 to ($1,026,775) from ($490,385), the IPSA / BAS gross margin decreasing $971,562 to $1,621,910 and the ES segment gross margins decreasing $210,153 to ($96,161).

For the Cyber Segment, the gross margin decrease of $536,390 relates to a revenues increase of $252,232, being offset by a $788,622 increase cost of sales: $515,137 related to increased employee expenses and $273,485 related to increases in costs associated with the continued investment in future revenue driving resources and the expansion of the cyber proprietary platform, which were charged to cost of revenues.

The IPSA / BAS Segment gross margin decrease of $971,562 is the result of a $2,331,912 revenue decrease being offset by $1,839,286 in decreased revenue related direct employee expenses, $1,103,879 in decreased revenue related sub-contractor expenses, and other expense decreases of $101,587.

The Energy Solutions Segment gross margin decrease of $210,153 relates to a $317,938 revenue decrease being offset by a $92,960 decrease in non-employee related cost of revenue expenses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased to $4,362,369 in the first quarter of 2016 from $4,016,535 in the first quarter of 2015, an increase of $345,834 or 8.6%. As a percentage of net revenue, SG&A expenses increased to 61.1% in the first quarter of 2016 as compared to 42.1% in the first quarter of 2015.  The increase in SG&A expenses as a percentage of revenue was due primarily to the decrease in 2016 first quarter revenue versus 2015.  By business segment the $345,834 increase breaks out as follows: the IPSA/BAS segment increased $12,883, the ES segment decreased $53,197, the CS segment increased $917,373 and Corporate Overhead decreased $409,497. The Company accounts for and manages expenses as those directly related to a business segment and corporate overhead expenses which includes executive compensation, back office functions, such as finance and human resources, and other administrative costs.  Expenses related to these groups are discussed below.

Cyber Segment

SG&A expenses in the CS segment increased to $1,389,519 in the first quarter of 2016 as compared to $472,146 in the first quarter of 2015, an increase of $917,373 or 194.5%.  The increase is primarily due to increased labor costs of approximately $648,000, increased travel and employee education and training of $118,000, increased professional services of $47,000 and increased rent and utilities expense of $105,000.  Labor costs and travel expense increased during the first quarter of 2016 as the Company continues to grow and build out CS resources and expertise as the Company positions for future growth in the cyber segment.  Rent expense increased as the Company leased additional new office/training facilities.  CS expenses as a percentage of segment revenue increased to 204.1% in the first quarter of 2016 from 110.2% in the first quarter of 2015.

IPSA / BAS Segment

SG&A expenses in the IPSA / BAS segment increased to $1,425,101 in the first quarter of 2016 as compared to $1,412,218 in the first quarter of 2015, an increase of $12,883 or 0.9%.  Most of this increase relates to increased rent, utilities, and professional services expenses offset by reduced SG&A headcount and employee related expenses. IPSA / BAS expenses as a percentage of segment revenue increased to 22.8% in the first quarter of 2016 from 16.5% in the first quarter of 2015, primarily due to the decrease in segment revenue.

ES Segment

SG&A expenses in the ES segment decreased to $124,149 in the first quarter of 2016 as compared to $299,073 in the first quarter of 2015, a decrease of $174,924 or 58.5%.  The decrease is primarily attributable to professional services expenses.  ES expenses as a percentage of segment revenue increased to 60.6% in the first quarter of 2016 from 57.2% in the first quarter of 2015, primarily due to the decrease in segment revenue.

Corporate Overhead

Corporate Overhead SG&A expenses decreased to $1,423,600 in the first quarter of 2016 from $1,833,097 in the first quarter of 2015, a decrease of $409,497 or 22.3%.  The main drivers of the decrease were a reduction in personnel and labor costs of $375,000, an increase in stock option expense for employees and directors of $39,000, a decrease in Directors fees and expenses of $80,000 and a slight decrease in other corporate expenses.

Acquisition related costs

On February 6, 2015, the Company entered into an Agreement and Plan of Merger with IPSA International, Inc. (“IPSA”). On February 9, 2015, the Company and IPSA consummated and closed the Merger.  During the first three months of 2015, the Company incurred one-time charges for legal, accounting and advisory fees of $649,442 related to the merger transaction.

Other Income (Expense)

Other Income (Expense) for the first quarter of 2016 resulted in income of $1,230,190 as compared to income of $1,193,487 in the first quarter of 2015.  The main component of the increase in other income (expense) is the derivative income (non-cash) and other income and is discussed below.

Derivative (expense) income

From May 2010 through the first quarter of 2013, the Company issued Series B Preferred Stock, Debentures, Series C Preferred Stock, 7% Convertible Redeemable Promissory Notes, and Series D Preferred Stock, all with detachable common stock purchase warrants deemed to be derivative instruments. These warrants are recorded as derivative liabilities and “marked-to-market” based on fair value estimates at each reporting date.  Collectively, these derivatives were valued at an estimated fair value of $2,309,271 at March 31, 2016, with the change (decrease) in value since December 31, 2015 of $1,260,549, being recognized as derivative (non-cash) income on the consolidated statement of operations for the first quarter of 2016.  For the quarter ended March 31, 2015, the change in derivative valuation for the like period was non-cash income of $1,343,447.

The issuance of the derivative features issued to Qualified Purchasers during the first quarter of 2016 did not have an impact on derivative income for the quarter.

Other income

Other income increased to $66,159 in the first quarter of 2016 as compared to $33,346 in the first quarter of 2015.  During the first quarter of 2016, the Company had realized gains on the change in carrying value of term life insurance,  plus unrealized gains on the conversion to US dollars on the payment of IPSA accounts receivable in foreign currency amounts greater than the carrying value of the original invoice.  During the first quarter of 2015, the Company sold some assets from its Energy Solutions segment which resulted in a realized gain of approximately $85,000 and is included in other income.

Income Tax Benefit (Expense)

The Company had an income tax expense for the first quarter of 2016 of $86,982 compared to a $2,261,476 income tax benefit for the first quarter of 2015.  The effective tax rate was 2.07% in the first quarter of 2016 and (146.8)% in the first quarter of 2015.  The Company’s first quarter tax expense relates primarily to pre-tax net income from IPSA’s Canadian subsidiary.

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

Preferred Stock Dividends

The Company has two series of Convertible Preferred Stock which pay dividends at annual specified rates.  The two series are: 7% Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock, which has a 7% dividend rate.  See further discussion on the Convertible Preferred Stock in Note 8 to the Financial Statements. Dividends paid during the first quarter of 2016 to Series B shareholders were 4,969 shares of common stock, valued at $6,857.  Dividends paid during the first quarter of 2015, which were paid in common stock, were valued at issuance as follows: to Series B, 36,369 shares valued at $56,372, and to Series C, 225,807 shares valued at $350,000.

Common Stock Dividend

No dividend for common stock has been declared as of March 31, 2016, and the Company does not anticipate declaring dividends in the foreseeable future.

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

             The Company’s significant accounting policies are outlined in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued a one-year deferral of the effective date of ASU 2014-09.  ASU 2015-14 requires application of ASU 2014-09 for annual reporting periods beginning after December 15, 2017 and early adoption is permitted as of he original effective date (i.e. for annual reporting periods beginning after December 16, 2016).  The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

 In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Going Concern (“ASU 2014-15”). ASU 2014- 15 provides GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The standard will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Upon adoption the Company will use the guidance in ASU 2014-15 to assess going concern uncertainty matters.

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

Since January 1, 2016, there have been several other new accounting pronouncements and updates to the Accounting Standards Codification.  Each of these updates has been reviewed by Management who does not believe their adoption has had or will have a material impact on the Company’s financial position or operating results.

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of $3,168,341, compared to $795,682 at December 31, 2015, an increase of $2,372,659.  The increase is primarily attributable to the proceeds from the equity financing transactions during the first quarter of 2016 which totaled approximately $6,600,000, offset by the net cash used in operations and capital expenditures of approximately $4,200,000.

Our objective from a liquidity perspective is to use operating cash flows to fund day to day operations.  In both the first quarter of 2016 and 2015, we did not achieve this objective, as cash flow from operations in the first quarter of 2016 and 2015 has been the net use of $3.9 million and $6.9 million, respectively.  Our high use of cash has been predominantly caused by declines in revenue associated with from a few  existing clients, costs associated with the IPSA acquisition, costs for the ramp up of the cyber solutions employee base and capital costs associated with the build out of the operations center for the cyber solutions group.  Additionally, revenues at IPSA were below expectations during the last months of 2015 due to the unexpected delay and ultimate early termination of a project with a significant customer and revenue in the cyber solutions segment having not materialized as quickly as anticipated  Based on the foregoing, should these trends continue, the Company may have to obtain additional financing to support future operations.  There can be no assurance that the Company will be able to obtain such financing, or if obtained, on terms favorable to the Company.

The Company continues to explore various financing alternatives to provide additional liquidity.  The funding of the first quarter of 2016 has provided relief for near term liquidity pressures.  With new IPSA and Cyber Solutions client engagements in 2016, the Company expects such incremental revenue along with expense management to improve the Company’s liquidity position, and while there can be no assurances, based upon it’s current working capital position, as well as these new executed contracts that will be performed in 2016, management believes that it will have sufficient working capital to fund operations into the first quarter of 2017.

Working capital was $1,630,675 and ($971,669) at March 31, 2016 and December 31, 2015, respectively, an increase of $2,602,344. The increase is driven primarily by the increase in cash from the financing transactions during the first quarter of 2016.

 Non-current liabilities at March 31, 2016 are $2,311,246, and primarily consist of a derivative liability related to the current valuation of outstanding common stock purchase warrants of $2,309,271.Shareholders’ Equity was $24,804,232 at March 31, 2016 (representing 69.6% of total assets), compared to a balance at December 31, 2015 of $21,119,604.

Cash Flows from Operating Activities

During the quarter ended March 31, 2016, net cash used in operating activities was $3,879,780 as compared to net cash used in operating activities of $6,875,572 during the quarter ended March 31, 2015, a decrease of $2,995,792.  The net cash used during the quarter ended March 31, 2016 was primarily attributable to: i) the net loss of $3,230,222, ii) the net increase in accounts receivable of approximately $3,035,000, iii) an increase in accounts payable and accrued expenses of $1,234,000, and iv) proceeds from factored receivables of $1,393,000.

Cash Flows from Investing Activities

Cash used in investing activities during the quarter ended March 31, 2016 was $334,973 and was primarily due to leasehold improvements and capital expenditures for root9B, LLC and an IPSA office.

Cash Flows from Financing Activities

Cash provided by financing activities of $6,602,226 for the quarter ended March 31, 2016 was due to the net proceeds from equity financing transactions of $5,331,444 and net cash received upon the exercise of stock options and warrants of $1,270,782.

We may need to raise additional funds in order to fund operations in the event our plans for improved cash flow are not achieved.  Financing transactions may include the issuance of equity or debt securities, and obtaining credit facilities, or other financing mechanisms. However, if the trading price of our common stock declines, or if the Company continues to incur losses, this could make it more difficult to obtain financing through the issuance of equity or debt securities.  Furthermore, if we issue additional equity or debt securities, stockholders will likely experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional financing may restrict our ability to grow and may effect operations of the Company.

Off-Balance-Sheet Arrangements

As of March 31, 2016, and during the three months then ended, there were no other transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

On December 8, 2015, the Company issued 2,025,000 stock options to employees.  In March 2016 the Company issued 60,000 stock options to employees.  The vesting of these options is contingent on shareholder approval of an increase in the amount of authorized shares of common stock at the next annual meeting.  In the event that the shareholders do not approve the increase in authorized shares the options will be cancelled.  The Company has determined that due to the contingent vesting of these options, the grant date has not occurred as of December 31, 2015 or March 31, 2016 and as a result, they are not included in the Company’s outstanding stock options as of December 31, 2015 or March 31, 2016.

Outlook

In the latter half of 2014, the Company announced that it was de-emphasizing the energy business and repositioning itself as a cybersecurity and regulatory risk mitigation business.

The Company acquired root9B, its wholly owned cybersecurity business at the end of 2013.  In 2014, root9B began expanding the number of subject matter experts it employs and developed and enhanced its offensive and defensive cyber operations platforms and tools.  These efforts resulted in the development of: i) Orion, an Active Adversarial Pursuit (HUNT) platform, ii) Orkos, which identifies compromised credentials and supports predictive remediation, iii) Cerberus, which provides host based security analytics and breach monitoring, and iv) Event Horizon, which provides non attributable network access that allows users to connect to a secure managed tunnel for web, e-mail and file transfers.  The Adversarial Pursuit Center (APC), root9B’s 24/7 manned cyber security center, opened in September 2015.  The APC combines internal and external threat intelligence feeds to drive pursuit operations and perimeter defense within client networks.  In 2014, we reported approximately $4.0 million in cybersecurity revenue which was broken down between $1.5 million of training, $1.6 million of low margin hardware re-sales and $0.9 million of other revenue.  In 2015 we discontinued the re-sale of hardware and focused on the development, sale and licensing of root9B’s tools at significantly higher margins.  We continue to believe that root9B’s Orion and Hunt Platforms and other tools will provide a distinct advantage by allowing customers to focus on identifying potential threats before significant data breaches occur rather than remediation after the occurrence.  We are still in the early stages of commercialization and while we believe that our recent business development and sales efforts, enhanced by the opening of the APC in September 2015, will lead to new and expanding client opportunities, there can be no assurances that our continued efforts to commercialize our new products offerings and grow root9B’s revenues will be successful.

In February 2015, the Company acquired IPSA International, Inc., an international risk mitigation consulting firm.  IPSA is an established business with operations at a number of locations in and outside of the United States.  IPSA’s revenue has historically been generated through a small number of anti-money laundering clients who have traditionally accounted for approximately 80% of total revenue.  As these large customer engagements conclude or as new engagements begin, IPSA’s revenue can experience dramatic swings. In order to decrease this dependency, we are focusing efforts on growing IPSA’s other revenue lines, particularly investigations related to the issuance of second passports in Antigua, St Kitts and other emerging markets, which are expected to provide increased revenue stability.  When we acquired IPSA, we combined our Business Advisory Solutions unit with IPSA and that combined entity accounted for approximately 84% of our revenues for 2015 and 88% in the quarter ended March 31, 2016. We expect that IPSA International / Business Advisory Services segment will continue to produce the preponderance of our revenues in 2016, after which we expect to recognize revenue gains within our cybersecurity unit, root9B, of which there can be no assurance.   The competitive environment has sharpened significantly as more Companies have entered IPSA’s line of business, including those who use off shore labor and indirect sourcing and provide services at significantly lower rates.  The Company has, however, been able to secure new client engagements during the first quarter of 2016, and will continue to evaluate how best to respond to changing market condition.

For the past several quarters, the Company has been experiencing negative cash flow and has used periodic financings to invest in growing root9B operations and maintain its operations. With new IPSA and Cyber Solutions client engagements in 2016, the Company expects such incremental revenue along with expense management to improve the Company’s liquidity position, and while there can be no assurances, based upon its current cash position as well as these new executed contracts that will be performed in 2016, management believes that it will have sufficient cash to fund operations into the first quarter of 2017.  The Company continues to pursue available options for obtaining additional financing.  No assurances can be given that, if needed, the Company will be successful in obtaining the necessary financing.

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

Market fluctuation impact on assets

For the three months ending March 31, 2016, the valuation of the Variable Life Insurance policies had an investment gain of $12,266.

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

We continue to evaluate the design and operating effectiveness of our disclosure controls and procedures. As of March 31, 2016 this evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

PART II
OTHER INFORMATION

Item 1.
Legal Proceedings

Platte River Insurance Company (“Platte River”) instituted an action on April 8, 2015 in the United States District Court for the District of Massachusetts in which Platte River claims that the Company signed as a co-indemnitor in support of surety bonds issued by Platte River on behalf of Prime Solutions for the benefit of Honeywell pursuant to Prime Solutions, Inc.’s (“Prime”) solar project located in Worcester Massachusetts (the “Prime Contract”).  The Company filed its answer to the complaint, denying the allegations of Platte River.  On February 1, 2016 the Company received a demand letter from Platte River for immediate payment of an $868,617 claim under the terms of the co-indemnity agreement.  The Company continued to deny the allegations and did not agree to the demand.  The Company’s maximum liability exposure under the bond was $1,412,544, if Prime failed to meet its contracted obligations.  In October 2014, the Company determined it probable that Prime did fail to meet its contracted obligations under the Prime Contract, and therefore, the potential existed that the Company may have to meet outstanding Prime Contract obligations. The Company has evaluated the status of the project, amounts paid to date on the contract and assessed the remaining work to be performed.  On April 11, 2016, the Company settled this litigation with an agreement to pay $650,000, an amount  that was initially accrued as a Selling, General and Administrative expense on the Consolidated Statement of Operations during 2014 and was still accrued for as of March 31, 2016.  Per the settlement agreement the Company to paid  $325,000 on April 19, 2016, with the remaining $325,000 to be paid no later than July 15, 2016.

The Company and two senior executives of the Company are named as defendants in a class action proceeding filed on June 23, 2015, in the U.S. District Court for the Central District of California.  On September 24, 2015, the U.S. District Court for the Central District of California granted a motion to transfer the lawsuit to the United States District Court for the District of Colorado.  On October 14, 2015, the Court appointed David Hampton as Lead Plaintiff and approved Hampton’s selection of the law firm Levi & Korsinsky LLP as Lead Counsel.  Plaintiff filed an Amended Complaint on January 4, 2016.  The Amended Complaint alleges violations of the federal securities laws on behalf of a class of persons who purchased shares of the Company’s common stock between October 17, 2014 and June 15, 2015.  In general, the Amended Complaint alleges that false or misleading statements were made or that there was a failure to make appropriate disclosures concerning the Company’s cyber security business and products.  On February 18, 2016, the Company filed a motion to dismiss Plaintiff’s Amended Complaint.  Plantiff filed an opposition to the motion to dismiss and the Company replied on May 4, 2016. While we or our insurance carrier cannot predict the outcome of this lawsuit, the Company believes that the claims lack merit and with our insurance carrier intends to defend against the lawsuit vigorously

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Other than those previously reported on Form 8-K, no unregistered securities were sold or issued during the period ended March 31, 2016.

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

ROOT9B TECHNOLOGIES, INC.
(Registrant)
DATE: May 16, 2016	By:	/s/ Joseph J. Grano, Jr.
Joseph J. Grano, Jr.
Chief Executive Officer

DATE: May 16, 2016	By:	/s/ Michael J. Effinger
Michael J. Effinger
Chief Financial Officer