Form 10-Q
period 2016-06-30
root9B Technologies, Inc.
filed 2016-08-16
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 84,370,314 shares of common stock were outstanding as of August 5, 2016.

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

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ROOT9B TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2016 AND DECEMBER 31, 2015

	(Unaudited)
	June 30,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS:
Cash	$984,199	$795,682
Accounts receivable, net of reserve for doubtful accounts	7,859,715	3,010,161
Marketable securities	-	33,366
Cost and estimated earnings in excess of billings	334,461	357,625
Prepaid expenses and other current assets	404,794	758,240

Total current assets	9,583,169	4,955,074

Construction in Progress - at cost	217,622	108,095

Property and Equipment - at cost less accumulated depreciation	4,037,207	3,782,388

OTHER ASSETS:

Goodwill	15,676,246	15,676,246
Intangible assets - net	4,853,722	5,509,642
Investment in cost-method investee	100,000	100,000
Deferred income taxes	56,409	56,409
Cash surrender value of officers' life insurance	-	167,371
Deposits and other assets	226,120	233,579

Total other assets	20,192,497	21,743,247

TOTAL ASSETS	$34,750,495	$30,588,804

See Notes to Consolidated Financial Statements

	(Unaudited)
	June 30,	December 31,
	2016	2015
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$1,600,000	$1,540,693
Factored receivables obligation	3,650,887	-
Current portion of long-term debt	1,500	1,500
Accounts payable	2,456,099	1,607,166
Billings in excess of costs and estimated earnings	122,913	217,336
Accrued expenses and other current liabilities	3,233,203	2,560,048

Total current liabilities	11,064,602	5,926,743

NONCURRENT LIABILITIES:

Long term debt - net of current portion	1,573	2,373
Derivative liability	2,746,616	3,540,084

Total noncurrent liabilities	2,748,189	3,542,457

STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value, 4,985,000 authorized, no shares issued or outstanding at June 30, 2016 and December 31, 2015.	-	-
Class B convertible preferred stock, no liquidation preference $.001 par value, 2,000,000 shares authorized, 0 and 0 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively.	-	-
Class C convertible preferred stock, $.001 par value, 2,500,000 shares authorized, 2,380,952 shares issued and outstanding at June 30, 2016 and December 31, 2015.	2,381	2,381
Common stock, $.001 par value, 125,000,000 shares authorized, 84,290,314 and 76,990,639 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively.	84,292	77,009
Additional paid-in capital	85,779,804	77,983,593
Accumulated deficit	(65,159,747)	(57,080,942)
Accumulated other comprehensive income	230,975	137,563
Total stockholders' equity	20,937,704	21,119,604

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,750,495	$30,588,804

See Notes to Consolidated Financial Statements

ROOT9B TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
NET REVENUE	$10,199,986	$7,949,984	$17,336,612	$17,484,232

OPERATING EXPENSES:
Cost of revenues	8,700,345	6,080,676	15,337,999	13,397,844
Selling, general and administrative	4,808,190	4,554,313	9,170,559	8,570,848
Depreciation and amortization	548,250	390,147	1,058,283	676,030
Acquisition related costs	-	-	-	649,442

Total operating expenses	14,056,785	11,025,136	25,566,841	23,294,164

LOSS FROM OPERATIONS	(3,856,799)	(3,075,152)	(8,230,229)	(5,809,932)

OTHER INCOME (EXPENSE):
Derivative (expense) income	(437,345)	2,447,229	823,204	3,790,676
Loss on extinguishment of debt	(226,380)	-	(226,380)	-
Interest expense, net	(163,117)	(347,335)	(259,635)	(530,641)
Other income (expense)	(110,567)	55,890	(44,408)	89,236

Total other (expense) income	(937,409)	2,155,784	292,781	3,349,271

LOSS BEFORE INCOME TAXES	(4,794,208)	(919,368)	(7,937,448)	(2,460,661)

INCOME TAX BENEFIT (EXPENSE)	(46,273)	(222,967)	(133,255)	2,038,509

NET LOSS	(4,840,481)	(1,142,335)	(8,070,703)	(422,153)

PREFERRED STOCK DIVIDENDS	-	-	(6,857)	(406,372)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,840,481)	$(1,142,335)	$(8,077,560)	$(828,525)

Net loss per share:
Basic	$(0.06)	$(0.02)	$(0.10)	$(0.01)
Diluted	$(0.06)	$(0.02)	$(0.10)	$(0.01)
Weighted average number of shares:
Basic	83,862,270	72,549,771	81,226,641	66,512,488
Diluted	83,862,270	72,549,771	81,226,641	66,512,488

ROOT9B TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
NET LOSS	$(4,840,481)	$(1,142,335)	$(8,070,703)	$(422,153)

Other Comprehensive Gain / (Loss):
Foreign Currency Translation Gain/(Loss):	108,227	(40,106)	93,412	(39,990)
Other Comprehensive Gain/(Loss):	108,227	(40,106)	93,412	(39,990)

COMPREHENSIVE LOSS	$(4,732,254)	$(1,182,441)	$(7,977,291)	$(462,143)

See Notes to Consolidated Financial Statements

ROOT9B TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30 , 2016 AND 2015

	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net Income (Loss)	$(8,070,703)	$(422,153)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,058,283	676,030
Amortization of debt discount	59,307	69,297
(Increase) in cash surrender value of officers' life insurance	(14,466)	(1,382)
(Income) from change in value of derivatives	(823,204)	(3,790,676)
Deferred income taxes	-	(2,255,419)
Stock option / warrant compensation expense	620,017	497,038
Loss on extinguishment of debt	226,380	-
Gain on sale of assets	-	(79,327)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,849,554)	2,922,596
Decrease in marketable securities	-	3,798
Decrease (increase) in costs and estimated earnings in excess of billings	23,164	(37,886)
Decrease (increase) in prepaid expenses	353,446	(299,668)
Increase (decrease) in deposits and other assets	7,459	(206,142)
Increase (decrease) in accounts payable and accrued expenses	1,522,982	(2,898,401)
Increase (decrease) in factored receivables obligation	3,650,887	(2,920,549)
Decrease in billings in excess of costs and estimated earnings	(94,423)	(413,180)
Net cash used in operating activities	(6,330,425)	(9,156,024)
Cash flows from investing activities:
Cash paid in acquisitions net of cash acquired	-	(1,368,825)
Proceeds on sale of assets	-	99,828
Proceeds from officer’s life insurance policy	181,837
Proceeds from sale of marketable securities	33,366
Purchases of property and equipment and construction in progress	(769,648)	(1,159,731)
Net cash used in investing activities	(554,445)	(2,428,728)
Cash flows from financing activities:
Warrants and Options Exercised	1,648,532	1,545,120
Common stock issuances	5,331,443	11,294,449
Net cash provided by financing activities	6,979,975	12,839,569
Effects of foreign exchange rate changes	93,412	(39,990)
Net increase in cash	188,517	1,214,827

Cash - beginning of period	795,682	765,099
Cash - end of period	$984,199	$1,979,926

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	June 30, 2016	June 30, 2015

Cash payments for:
Interest	$154,190	$424,025

Income taxes	$51,905	$1,046,259
	-	-
Summary of non-cash investing and financing activities:
Issuance of 10,000,000 shares of common stock in IPSA International Inc. acquisition	-	$13,300,000
Issuance of 214,287 shares of common stock for principal and interest on convertible notes		$240,000
Issuance of common stock for dividend payment on preferred stock	$6,857	$406,372
Reclassification of Derivative warrant liability to equity	$569,492	$1,024,565
Fair Value of warrants issued to induce exercise of Series D warrants	$84,525	-
Fair Value of derivative features issued to Qualified Purchasers	$599,228

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

On February 25, 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 is intended to improve financial reporting about leasing transactions. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard will be effective for annual periods ending after December 15, 2018, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently in the process of evaluating the impact that ASU 2016-02 will have on its financial statements.

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

Level 3 – inputs that are unobservable (for example the probability of a capital raise in a “binomial” model used for derivative liability valuation).

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

As of December 31, 2015, the Company has determined that the Black-Scholes model valuation for the Series C warrants was not materially different than the Binomial model due to the remaining period before warrant expiration being less than 3 months and the current market price of the Company’s stock being in excess of the down round trigger price of $0.77. As a result, the valuation of the Series C warrants as of December 31, 2015 was performed using the Black-Scholes model to approximate the Binomial model valuation. The 714,285 Series C warrants that were unexercised as of the March 3, 2016 expiration date had $0 value as of June 30, 2016.

The Company determined that the derivative features issued to the Qualified Purchasers as part of the Securities Purchase Agreement executed on March 10, 2016, which included 5,073,863 warrants (See Note 8), should be recorded as derivative liabilities. However, due to the 9.9% ownership restrictions at both the execution date and at June 30, 2016, the warrants to the Qualified Purchasers were not exercisable. Management has also determined that the likelihood of the Qualified Purchasers ownership percentage being reduced below the 9.9% maximum ownership is highly improbable during the term of the warrants. These factors, along with the anti-dilution protection were key inputs in the Monte Carlo simulation performed by an independent valuation firm.

Also, as of June 30, 2016, the Non-Qualified Purchasers that were part of the same Securities Purchase Agreement dated March 10, 2016, which included 1,926,137 warrants, met the criteria of being indexed to the Company’s common stock and have been classified in stockholder’s equity.

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

The key quantitative assumptions related to the Series C Common Stock Warrants, issued March 3, 2011 that expired on March 3, 2016, were as follows:

December 31, 2015
Expected Life (Years)	0.2
Risk Free Rate	0.15%
Volatility	38.06%
Probability of a Capital Raise	100%

The key quantitative assumptions related to the Securities Purchase Agreement, for the derivative features issued to the Qualified Purchasers issued March 10, 2016 are as follows:

June 30, 2016
Expected Life (Years)	1.7 – 4.7
Risk Free Rate	0.82%
Volatility	65.45%
Probability of a Capital Raise	5% - 95%

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis (for the Company, only derivative liabilities related to common stock purchase warrants, issued directly in conjunction with debt and common and preferred stock are summarized below and disclosed on the balance sheet under Derivative liability:

	June 30, 2016
	Fair Value	Level 1	Level 2	Level 3
Derivative Liability – Common Stock Purchase Warrants:
Promissory Notes	$1,482		$1,482
Series D Preferred Stock	1,674,689		1,674,689
Series C Preferred Stock	-			-
Qualified Purchaser derivative features	$1,070,445			$1,070,445
Total	$2,746,616		$1,676,171	$1,070,445

	December 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Derivative Liability – Common Stock Purchase Warrants:
Promissory Notes	$2,189		$2,189
Series D Preferred Stock	2,904,849		2,904,849
Series C Preferred Stock	633,046			633,046
Total	$3,540,084		$2,907,038	$633,046

The Series C Preferred Stock change in Level 3 value from $633,046 as of December 31, 2015 to $0 as of June 30, 2016 consisted of a $493,124 decrease in value, with the balance of $139,922 reclassified to shareholder equity upon the exercise of the warrants. The Qualified Purchaser Level 3 derivative features were valued at $1,070,445 as of June 30, 2016, an increase of $471,217 from the $599,228 valuation as of March 31, 2016.

Note 4 – Acquisitions

IPSA International, Inc.

On February 6, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IPSA International, Inc. (“IPSA”). On February 9, 2015, the Company and IPSA consummated and closed the Merger, which was accounted for as a business acquisition. Pursuant to the terms of the Merger Agreement, upon the closing of the Merger, the Corporation issued 10,000,000 shares of the Company’s common stock, valued at $13,300,000 to the stockholders of IPSA (the “Stock Consideration”), as well as paid $2,500,000 in cash to such stockholders. In conjunction with the closing of the Merger, the Company entered into a registration rights agreement with the stockholders of IPSA whereby the Company agreed to provide piggyback registration rights to the holders of the Stock Consideration. The Company also entered into an employment agreement with Dan Wachtler, the CEO of IPSA. The Company incurred acquisition related costs of $649,442 and these were included in operating expenses for the six months ended June 30, 2015.
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

Prior to the acquisition, the Company had determined that it was more likely than not that some portion or all of its deferred tax assets would not be realized and therefore had recorded a valuation allowance for the full amount of its deferred tax assets (which were $7,543,910 at December 31, 2014). Upon the acquisition, the Company evaluated the likelihood that the acquired deferred tax assets and liabilities would be realized, and as a result of that evaluation, recorded an increase to the valuation allowance of approximately $474,000 related to the acquired deferred tax assets and recorded a reduction in the valuation allowance of approximately $2,842,000 related to the deferred tax liability associated with the acquired identifiable intangible assets. The net amount of these two adjustments to the Company’s valuation allowance against its net deferred tax assets was approximately $2,368,000 and is included in the income tax benefit on the Company’s consolidated statement of operations for the six months ended June 30, 2015.

Note 5 – Receivables sold with recourse:

The Company’s IPSA subsidiary sells certain of its accounts receivable with full recourse to Advance Payroll Funding Ltd. (“Advance”). Advance retains portions of the proceeds from the receivable sales as reserves, which are released to the Company as the receivables are collected. Proceeds from sales of such receivables, net of amounts held in reserves, during the period from January 1, 2016 to June 30, 2016, totaled $5,044,297. The outstanding balance of full recourse receivables at June 30, 2016 was $4,540,436 and this amount is included in Accounts receivable on the consolidated balance sheet. The outstanding factored receivable obligations as of June 30, 2016 was $3,650,887. The outstanding balance of full course receivables and factored receivable obligations as of December 31, 2015 was $0. In the event of default, the Company is required to repurchase the entire balance of the full recourse receivables and is subject to fees. There are no limits on the amount of accounts receivable factoring available to the Company under the factoring agreement. The agreement with Advance automatically renewed for a two year period on January 10, 2016, with additional 24 month renewal intervals thereafter. The Company may only terminate the agreement as of the end of the next maturing term, or may provide at least sixty days written notice for an early termination of the agreement.  In the event of early termination, the Company would be subject to an early termination fee calculated as the average monthly base fees earned by Advance for the three months having the highest total base fees throughout the previous twelve months, multiplied by the number of months (or portions thereof) between the early termination date and the end of the current term.

Note 6 – Pro-Forma Financial Information (unaudited):

The following unaudited pro-forma data summarizes the consolidated results of operations for the six months ended June 30, 2015 as if the purchase of IPSA International, Inc. had been completed on January 1, 2015. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2015.

Six Months Ended
June 30, 2015
Net revenues	$22,516,379
Operating (loss)	(5,388,560)
Net loss per share – basic and fully diluted	$(0.08)

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

	Three Months Ended June 30,	Three Months Ended June 30,
	2016	2015
Basic:
Numerator –net (loss) available to common stockholders	$(4,840,481)	$(1,142,335)
Denominator – weighted-average shares outstanding	83,862,270	72,549,771
Net (loss) per share – Basic	$(0.06)	$(0.02)

	Six Months Ended June 30,	Six Months Ended June 30,
	2016	2015
Basic:
Numerator –net income (loss) available to common stockholders	$(8,077,560)	$(828,525)
Denominator – weighted-average shares outstanding	81,226,641	66,512,488
Net income (loss) per share – Basic	$(0.10)	$(0.01)

Note 8 – Stockholders’ Equity:

Common Stock:
Generally, the Company issues common stock in connection with acquisitions, as a part of equity financing transactions, as dividends on preferred stock, upon conversion of preferred shares to common stock and upon the exercise of stock options or warrants. There were no shares of common stock or warrants issued for equity financing during the three months ended June 30, 2016.

During the six months ended June 30, 2016, the Company issued common stock and common stock warrants as a part of the following four equity financing transactions:

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

On February 24, 2016, the Company received proceeds of $1,256,782 in connection with the Company's offer to amend and exercise warrants. In connection with the offering, warrant holders elected to exercise a total of 1,142,529 of their $1.125 warrants at a reduced exercise price of $1.10 per share. The Company issued new warrants to the participants to purchase 285,654 shares of common stock with a term of five (5) years and have an exercise price per share equal to $1.50. The Company incurred fees of $105,407 relative to this transaction.

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

There was no activity during the three months ended June 30, 2016 to cause the above referenced dilutive or derivative features to be initiated.

Qualified Purchasers cannot exercise their warrants unless their beneficial ownership of outstanding common stock falls below 9.9%. As of the March 10, 2016 issuance date and June 30, 2016, the Qualified Purchasers beneficially owned approximately 14% of the Company’s common stock, thus, the warrants are not exercisable. If the Qualified Purchasers ownership of outstanding common stock falls below 9.9%, they are permitted to exercise warrants only to the extent that their beneficial ownership reaches 9.9%.

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

7% Series B Convertible Preferred Stock:
During 2010, the Company issued 1,200,000 shares of 7% Series B Convertible Preferred Stock (“Series B Preferred Stock”), along with 1,058,940 detachable warrants. The holders of shares of Series B Preferred Stock are entitled to receive a 7 percent annual dividend until the shares are converted to common stock. The warrants, immediately exercisable, are for a term of five years, and entitle the holder to purchase shares of common stock at an exercise price of $ 0.77 per share. During the three months ended March 31, 2015, 880,000 shares of Series B Preferred Stock were converted into 880,000 shares of common stock. As of June 30, 2016 and December 31, 2015, no shares of the Series B Preferred Stock remained outstanding.
The Class B preferred stock accrued 7 percent per annum dividends. The dividends began accruing April 30, 2010, and were cumulative. Dividends were payable annually in arrears. At December 31, 2015, $6,857 of dividends had accrued on these shares. However, they are unrecorded on the Company’s books until declared. On February 26, 2016, the Company declared the dividends on its Series B preferred stock accrued as of December 31, 2015, and the Company paid the dividends in 4,969 shares of Company common stock during the three months ended March 31, 2016. There were no accrued dividends payable as of June 30, 2016.
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

On August 11, 2015, the Company executed an Exchange Agreement with the holders of the Series C Preferred Stock Warrants, replacing the original $0.77 warrants, with $1.20 warrants, which are not eligible for exercise until after February 11, 2017 and have an expiration date of August 11, 2018. Additionally, the Company did not provide full-ratchet anti-dilution provisions. As of June 30, 2016 and December 31, 2015, 2,380,952 shares of the Series C Preferred Stock remain outstanding.
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

   Stock Options:

The Company issued 35,000 stock options during the three months ended June 30, 2016 and 260,000 stock options during the three months ended June 30, 2015 under the 2008 Stock Incentive Plan. The Company’s results for the three months ended June 30, 2016 and 2015, include stock option based compensation expense of $201,433 and $161,867, respectively. These amounts are included within selling, general and administrative expenses on the Consolidated Statements of Operations. There were no tax benefits recognized with respect to that stock based compensation during the three months ended June 30, 2016 or 2015.

The fair value of the 35,000 stock options granted during the three months ended June 30, 2016 were estimated using the Black Scholes option pricing model and using the following weighted-average assumptions:

Exercise price	$1.05
Risk free interest rate	2.39%
Volatility	58.89%
Expected term	5.5 Years
Dividend yield	None

As of June 30, 2016 the Company has issued employees 2,114,000 contingent vesting options. The vesting of these options is contingent on shareholder approval of an increase in the amount of authorized shares of common stock. In the event that the shareholders do not approve the increase in authorized shares by December 7, 2016 the options will be cancelled. The Company has determined that due to the contingent vesting of these options, they are not included in the Company’s outstanding stock options at June 30, 2016.

The following table represents the activity under the stock incentive plan as of June 30, 2016 and the changes during each period:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	11,309,864	$0.81
Issued	3,140,000	$1.37
Exercised	(3,053,397)	$0.66
Forfeitures	(1,036,383)	$1.07
Outstanding at December 31, 2015	10,360,084	$1.01
Issued	352,874	$1.31
Exercised	(622,000)	$0.63
Forfeitures	(215,600)	$1.11
Outstanding at June 30, 2016	9,875,358	$1.02

   Warrants:

On June 10, 2016 the Company exchanged 250,000 previously issued warrants for services provided by Board Members of the Company. These original warrants had 5 year terms maturing on June 10, 2016, had exercise prices of $1.05 per warrant and qualified for equity treatment. The replacement warrants also qualified for equity treatment and have 3 year terms with a strike price of $1.50 per warrant. The incremental fair value of the replacement warrants totaling $60,175 was recorded as stock compensation expense for the three months ended June 30, 2016.

During the three months ended June 30, 2016, the Company issued 480,000 extension warrants to the holders of the Promissory Notes originally scheduled to expire May 21, 2016 (extended to May 21, 2017). Management determined that this transaction constituted a debt extinguishment under ASC 470 and the $226,380 fair value of the warrants was recorded as a loss on extinguishment in the accompanying consolidated statement of operations for the three months ended June 30, 2016.

No warrants to purchase common stock were exercised during the three months ended June 30, 2016.

The following table represents the warrant activity as of June 30, 2016 and the changes during each period:

Warrants	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	18,753,060	$1.06
Issued	15,848,643	$1.09
Exercised	(1,546,308)	$0.76
Cancelled	(7,187,642)	$0.80
Outstanding at December 31, 2015	25,867,753	$1.16
Issued	8,218,609	$1.13
Exercised	(1,712,529)	$0.99
Cancelled	(1,684,595)	$2.46
Outstanding at June 30, 2016	30,689,238	$1.09

Note 9 – Note Payable:

In April 2016, the Company entered into Note Extension Agreement with existing note holders who held Promissory Notes for $1,600,000 scheduled to mature on May 21, 2016, whereby the note holders agreed to extend the maturity date of the Promissory notes to May 21, 2017. As consideration for the extension the note holders received 480,000 five year warrants with an exercise price of $1.10 per share. (See Note 8 – Warrants)

Note 10 – Segment Information:

The Company operates in three business segments: the Cyber Solutions segment, the IPSA / Business Advisory Solutions segment and the Energy Solutions segment. The Cyber Solutions segment provides cyber security and advanced technology training services, operational support and consulting services. The IPSA / Business Advisory Solutions (IPSA/BAS) segment, which includes IPSA as of February 9, 2015, provides anti-money laundering operational, advisory and consulting services, investigative due diligence services and advisory services in the following areas: risk, data, organizational change and cyber. The Energy Solutions segment works with customers to assess, design and install processes and automation to address energy regulation, strategy, cost, and usage initiatives.

The performance of the business is evaluated at the segment level. Cash, debt and financing matters are managed centrally. These segments operate as one from an accounting and overall executive management perspective, though each segment has senior management in place; however, they are differentiated from a marketing and customer presentation perspective, though cross-selling opportunities exist and continue to be pursued. Condensed summary segment information follows for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016
	Cyber Solutions	Energy Solutions	IPSA / Business Advisory Solutions	Total

Revenue	$1,121,267	$431,724	$8,646,995	$10,199,986
Income (loss) from Operations before Overhead	$(2,297,953)	$(66,893)	$(111,440)	$(2,476,286)
Allocated Corporate Overhead	130,243	51,305	1,198,965	1,380,513
Loss from Operations	$(2,428,196)	$(118,198)	$(1,310,405)	$(3,856,799)

	Three Months Ended June 30, 2015
	Cyber Solutions	Energy Solutions	IPSA / Business Advisory Solutions	Total

Revenue	$682,689	$551,709	$6,751,586	$7,949,984
Income (loss) from Operations before Overhead	$(1,136,433)	$(61,787)	$(162,495)	$(1,360,715)
Allocated Corporate Overhead	140,203	126,654	1,447,580	1,714,437
Loss from Operations	$(1,276,636)	$(188,441)	$(1,610,075)	$(3,075,152)

	Six Months Ended June 30, 2016
	Cyber Solutions	Energy Solutions	IPSA / Business Advisory Solutions	Total

Revenue	$1,802,087	$636,716	$14,897,809	$17,336,612
Income (loss) from Operations before Overhead	$(4,873,541)	$(301,900)	$(243,370)	$(5,418,811)
Allocated Corporate Overhead	266,748	92,406	2,452,264	2,811,418
Loss from Operations	$(5,140,289)	$(394,306)	$(2,695,634)	$(8,230,299)

Assets	$5,306,901	$1,670,991	$27,772,603	$34,750,495

	Six Months Ended June 30, 2015
	Cyber Solutions	Energy Solutions	IPSA / Business Advisory Solutions *	Total

Revenue	$1,111,277	$1,074,639	$15,298,316	$17,484,232
Income (loss) from Operations before Overhead	$(2,139,402)	$(341,805)	$874,168	$(1,607,039)
Allocated Corporate Overhead	919,658	278,980	3,004,256	4,202,894
Loss from Operations	$(3,059,060)	$(620,785)	$(2,130,087)	$(5,809,932)

Assets	$4,407,940	$2,461,851	$32,357,460	$39,227,251

●
IPSA revenues and expenses were consolidated effective as of February 9, 2015; therefore, the results of operations for 2015 reflect the results as of the February 9, 2015 acquisition date.

Note 11 – Commitments and Contingencies:

Platte River Insurance Company (“Platte River”) instituted an action on April 8, 2015, in the United States District Court for the District of Massachusetts in which Platte River claims that the Company signed as a co-indemnitor in support of surety bonds issued by Platte River on behalf of Prime Solutions for the benefit of Honeywell pursuant to Prime Solutions, Inc.’s (“Prime”) solar project located in Worcester Massachusetts (the “Prime Contract”).  The Company filed its answer to the complaint, denying the allegations of Platte River. On February 1, 2016 the Company received a demand letter from Platte River for immediate payment of an $868,617 claim under the terms of the co-indemnity agreement. The Company continued to deny the allegations and did not agree to the demand. The Company’s maximum liability exposure under the bond was $1,412,544, if Prime failed to meet its contracted obligations. In October 2014, the Company determined it probable that Prime did fail to meet its contracted obligations under the Prime Contract, and therefore, the potential existed that the Company would have to meet outstanding Prime Contract obligations. On April 11, 2016, the Company settled this litigation with an agreement to pay $650,000, an amount that was initially accrued as a Selling, General and Administrative expense on the Consolidated Statement of Operations during 2014 and was still accrued for as of March 31, 2016. Per the settlement agreement the Company paid $325,000 on April 19, 2016. The original settlement agreement was modified and the remaining $325,000 was paid in two installments, $162,500 on July 15, 2016 and $162,500 on August 1, 2016. As of June 30, 2016 $325,000 remained in accrued expenses and other current liabilities.

The Company and two senior executives of the Company are named as defendants in a class action proceeding filed on June 23, 2015, in the U.S. District Court for the Central District of California.  On September 24, 2015, the U.S. District Court for the Central District of California granted a motion to transfer the lawsuit to the United States District Court for the District of Colorado.  On October 14, 2015, the Court appointed David Hampton as Lead Plaintiff and approved Hampton’s selection of the law firm Levi & Korsinsky LLP as Lead Counsel.  Plaintiff filed an Amended Complaint on January 4, 2016.  The Amended Complaint alleges violations of the federal securities laws on behalf of a class of persons who purchased shares of the Company’s common stock between October 17, 2014 and June 15, 2015.  In general, the Amended Complaint alleges that false or misleading statements were made or that there was a failure to make appropriate disclosures concerning the Company’s cyber security business and products.  On February 18, 2016, the Company filed a motion to dismiss Plaintiff’s Amended Complaint. Plaintiff filed an opposition to the motion to dismiss and the Company replied on May 4, 2016. On August 3, 2016, the U.S. Magistrate Judge issued a recommendation that the Court grant Plaintiff’s motion to strike certain exhibits from Defendants’ motion to dismiss, and on August 4, 2016, the U.S. Magistrate Judge issued a recommendation that the Court grant in part and deny in part Defendants’ motion to dismiss the Amended Complaint.  Unless the parties agree otherwise, the parties have 14 days from the issuance of the recommendations within which to object to the recommendations.  We cannot predict the outcome of this lawsuit; however, the Company believes the claims lack merit and intends to defend against the lawsuit vigorously.  No liability has been recorded in the financial statements for this matter.

Note 12 – Related Party Transactions:

Centurion Holdings, of which Mr. Grano, the Company’s Chairman and CEO, and a majority shareholder, has a sublease agreement for a portion of its office in New York with IPSA. The lease is at market rates of $21,609 per month and constitutes IPSA’s New York Office. The lease expires Aug 2018.

Note 13 – Liquidity and Capital Resources:

As of June 30, 2016, we had cash and cash equivalents of $984,199, compared to $795,682 at December 31, 2015, an increase of $188,517. The increase is primarily attributable to the proceeds from the equity financing transactions and warrant and stock option exercises during the first six months of 2016 which totaled approximately $7,000,000, offset by the net cash used in operations and investing of approximately $6,800,000.

Our objective from a liquidity perspective is to use operating cash flows to fund day to day operations. In both the first six months of 2016 and 2015 we did not achieve this objective, as cash flow from operations in the first six months of 2016 and 2015 has been the net use of $6.3 million and $9.2 million, respectively. Our high use of cash has been predominantly caused by competitive pricing pressures decreasing gross margins for the IPSA/BAS business segments, costs associated with the 2015 IPSA acquisition and integration, costs for the ramp up of root9B, our cyber security subsidiary, the cyber solutions employee base and capital costs associated with the build out of the Adversarial Pursuit Center and other expansion related costs.

New IPSA and Cyber Solutions client engagements in the first six months of 2016, while increasing revenues for the three months ended June 30, 2016 versus 2015, have not scaled to the revenue and gross margin levels that the Company expected in providing sufficient resources to significantly improve the Company’s liquidity position. Continued investments in the Cyber Solutions business segment and the reduced revenue and gross margin forecasts have resulted in the Company’s need to raise additional capital.

The Company continues to pursue available options for obtaining additional financing. However, no assurances can be given that the Company will be successful in obtaining the necessary financing. Without additional funding, the issues of not generating material revenue increases and having negative operating cash flows, among other issues, raise substantial doubt about our ability to continue as a “going concern.”

Note 14 – Goodwill and Intangibles Impairment:

The Company completes an annual impairment analysis each year by applying both Step 1 and Step 2 tests, as applicable, according to FASB ASC 350. The annual impairment testing date has been October 1st and typically the Company would record any impairment arising from such tests in the 4th quarter. Based upon a recent review of both the IPSA/BAS and Cyber Solutions business unit growth plans, management has accelerated the timing of this analysis and has recently commenced that analysis.
Due to the limited time period from recent commencement of our impairment analysis to the date of this filing, and the complexities involved in estimating the fair value of certain assets and liabilities, the Company has not finalized its impairment analysis as of August 16, 2016. The Company will complete a formal impairment analysis in accordance with ASC 350, Intangibles - Goodwill and Other, during the third quarter of 2016 and, if required, recognize any impairment charge at that time. The extent of any impairment charge, if needed, can not be determined as of August 16, 2016.
Note 15 – Subsequent Events:

On July 15, 2016 the Company allowed three departing members of the Board of Directors to exchange a total of 325,000 fully vested options in the Company’s common stock, for 325,000 $1.50 three year warrants.

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

The following discussion summarizes the significant factors affecting our results of operations and financial condition for the three month periods ended June 30, 2016 and June 30, 2015 (“second quarter of 2016 ” and “second quarter of 2015 ”, respectively) and the six month periods ended June 30, 2016 and 2015. This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended December 31, 2015 (“2015”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for 2015.

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

Results of Operations

Our results of operations for the second quarter of 2016 and the second quarter of 2015 are highlighted in the table below and discussed in the following paragraphs:

	3 Months Ended June 30,
	2016	% of Net Revenue	2015	% of Net Revenue
Net Revenue	$10,199,986		$7,949,984
Operating Expenses:
Cost of revenues	8,700,345	85.3%	6,080,676	76.5%
Selling, general & administrative	4,808,190	47.1%	4,554,313	57.3%
Depreciation and amortization	548,250	5.4%	390,147	4.9%
Total operating expenses	14,056,785	137.8%	11,025,136	138.7%
Loss from Operations	(3,856,799)	-37.8%	(3,075,152)	-38.7%
Other Income (Expense):
Derivative income (expense)	(437,345)	-4.3%	2,447,229	30.8%
Loss on extinguishment of debt	(226,380)	-2.2%	-	-
Interest expense, net	(163,117)	-1.6%	(347,335)	-4.4%
Other income (expense)	(110,567)	-1.1%	55,890	0.7%
Total other income (expense)	(937,409)	-9.2%	2,155,784	27.1%
Loss Before Income Taxes	(4,794,208)	-47.0%	(919,368)	-11.6%
Income Tax Benefit (Expense)	(46,273)	-1.0%	(222,967)	-2.8%
Net Loss	(4,840,481)	-48.0%	(1,142,335)	-14.4%

Net Loss Attributable to Common Stockholders	$(4,840,481)	-48.0%	$(1,142,335)	-14.4%

Comparison of the three months ended June 30, 2016 to the three months ended June 30, 2015

The result of operations described below includes the Cyber Solutions (“CS”) and the Energy Solutions (“ES”) segments for the second quarters of 2016 and 2015. We acquired IPSA International, Inc. on February 9, 2015 and this new business is included in the IPSA/BAS segment as of the acquisition date.

Net Revenue

Total revenue for the quarter ended June 30, 2016 was $10,199,986 as compared to $7,949,984 for the quarter ended June 30, 2015, a net increase of $2,250,002, or 28.3%. Revenue by segment was as follows:

	Three Months Ended June 30
	2016	2015	% growth

Cyber Solutions	$1,121,267	$682,689	64.2%

IPSA/Business Advisory Solutions:
Without IPSA	1,268,218	2,143,808	-40.8%
IPSA	7,378,776	4,571,778	61.4%
Total IPSA/Business Advisory Solutions	8,646,995	6,715,586	28.8%

Energy Solutions	431,724	551,709	-21.7%

Total Revenue	$10,199,986	$7,949,984	28.3%

Cyber Solutions Segment

Revenue for the CS segment for the quarter ended June 30, 2016 increased $438,578 or 64.2% as compared to the quarter ended June 30, 2015. The primary reason for the increase in revenue is due to a $668,469 or 321% increase in operations center services revenue. Training and cyber tools revenue offset this increase with a $229,891 decrease in revenue during the second quarter of 2016 as compared to 2015. The increase in operations center revenue reflects the results of recent sales efforts.

IPSA / Business Advisory Solutions Segment

Revenue for the IPSA / BAS segment for the quarter ended June 30, 2016 increased $1,931,409 or 28.8% as compared to the quarter ended June 30, 2015. Revenue for the IPSA segment increased $2,806,998 or 61.4% for the quarter ended June 30, 2016 as compared to the quarter ended June 30, 2015. Revenue for the BAS segment decreased $875,589. The IPSA revenue increase is related primarily to Anti-Money Laundering (AML) risk advisory, operational, investigative and remedial services revenue from a new client. The decline in revenue for the BAS segment was due mainly to a decline in existing customer revenues, increased competition from larger business advisory service providers and a lag in the time required to replace revenue reductions with new customers and projects.

Energy Solutions Segment

Revenue for the ES segment for the quarter ended June 30, 2016 decreased $119,985 or 21.7% as compared to the quarter ended June 30, 2015. This decline in revenue is reflective of a shift in strategy and repositioning that was announced in September 2014, when the Company decided to de-emphasize the energy business and, as a result the assets of the energy audit business were sold in the first quarter of 2015. This continued shift in the Company’s strategy was the primary reason for the decline in revenue.

Gross Margin

Gross margin (revenue less cost of revenues, defined as all costs for billable personnel in the IPSA / BAS business segment and the direct cost of goods and subcontract services for the CS and ES segments) decreased $369,667 or 19.8% to $1,499,641 for the quarter ended June 30, 2016 from $1,869,308 for the quarter ended June 30, 2015. As a percentage of revenue, gross margin decreased to 14.7% of revenues in the second quarter of 2016 from 23.5% in the second quarter of 2015. The main reasons for the decrease in gross margin relate to the Cyber Solutions gross margin decreasing $109,934 to ($568,703), the IPSA / BAS gross margin decreasing $141,297 to $2,038,790 and the ES segment gross margins decreasing $118,436 to $29,554, which are discussed below.

For the Cyber Segment, the gross margin decrease of $109,934 relates to a revenue increase of $438,578, being offset by a $548,512 increase cost of sales: $395,697 related to increased employee head count and expenses, and $152,815 related to increases in costs associated with the continued investment in future revenue driving resources and the expansion of the cyber proprietary platform, which were charged to cost of revenues.

The IPSA / BAS Segment gross margin decrease of $141,297 is the result of a $1,931,409 revenue increase being offset by $1,767,903 in increased cost of revenue related to direct employee expenses, $248,484 in increased cost of revenue related sub-contractor expenses, and other project related directly billable expense increases of $56,319.

The Energy Solutions Segment gross margin decrease of $118,436 relates to a $119,985 revenue decrease being offset by a $1,549 decrease in non-employee sub-contractor related cost of revenue expenses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased to $4,808,190 in the second quarter of 2016 from $4,554,313 in the second quarter of 2015, an increase of $253,877 or 5.6%. As a percentage of net revenue, SG&A expenses decreased to 47.1% in the second quarter of 2016 as compared to 57.3% in the second quarter of 2015. The decrease in SG&A expenses as a percentage of revenue was due primarily to the increase in 2016 second quarter revenue versus 2015. By business segment the $253,877 increase breaks out as follows: the IPSA/BAS segment decreased $223,828, the ES segment decreased $105,181, the CS segment increased $918,624 and Corporate Overhead decreased $335,734. The Company accounts for and manages expenses as those directly related to a business segment and corporate overhead expenses which includes executive compensation, back office functions, such as finance and human resources, and other administrative costs. Expenses related to these groups are discussed below.

Cyber Segment

SG&A expenses in the CS segment increased to $1,553,979 in the second quarter of 2016 as compared to $635,355 in the second quarter of 2015, an increase of $918,618 or 144.6%. The increase is primarily due to increased labor costs of approximately $685,000, increased travel of $82,000, increased professional services and advertising expenses of $73,000 and increased rent and utilities expense of $79,000. Labor costs and travel expense increased during the second quarter of 2016 as, in anticipation of future growth in the cyber segment, the Company continues to invest in additional sales and marketing and other operating CS resources. Rent expense increased as the Company leased additional new office/training facilities. CS expenses as a percentage of segment revenue increased to 138.6% in the second quarter of 2016 from 93.1% in the second quarter of 2015.

IPSA / BAS Segment

SG&A expenses in the IPSA / BAS segment decreased to $1,797,630 in the second quarter of 2016 as compared to $2,021,456 in the second quarter of 2015, an decrease of $223,828 or 11.1%. Most of this decrease relates to reduced SG&A headcount and employee related expenses. IPSA / BAS expenses as a percentage of segment revenue decreased to 20.8% in the second quarter of 2016 from 30.1% in the second quarter of 2015, primarily due to reduced expenses and an increase in segment revenue.

ES Segment

SG&A expenses in the ES segment decreased to $83,913 in the second quarter of 2016 as compared to $189,094 in the second quarter of 2015, a decrease of $105,181 or 55.6%. The decrease is primarily attributable to reduced employee and professional services expenses. Due primarily to control of expenses, ES expenses as a percentage of segment revenue decreased to 19.4% in the second quarter of 2016 from 34.3% in the second quarter of 2015.

Corporate Overhead
Corporate Overhead SG&A expenses decreased to $1,372,674 in the second quarter of 2016 from $1,708,408 in the second quarter of 2015, a decrease of $335,734 or 19.7%. The main drivers of the decrease were a reduction in personnel and labor costs of $418,000, an increase in stock option expense for employees and directors of $97,000, an increase in Directors fees and expenses of $58,000, an increase in business insurance costs of $22,000, and an $81,000 net decrease in professional services and other corporate expenses.

Other Income (Expense)

Other Income (Expense) for the second quarter of 2016 resulted in an expense of $937,409 as compared to income of $2,155,784 in the second quarter of 2015. The main component of the decrease in other income (expense) is the non-cash derivative (expense) income, non-cash loss on the extinguishment of debt and other income and is discussed below.

Derivative (expense) income

From May 2010 through the first quarter of 2013, the Company issued Series B Preferred Stock, Debentures, Series C Preferred Stock, 7% Convertible Redeemable Promissory Notes, and Series D Preferred Stock, all with detachable common stock purchase warrants deemed to be derivative instruments. These warrants are recorded as derivative liabilities and “marked-to-market” based on fair value estimates at each reporting date. Collectively, these derivatives were valued at an estimated fair value of $1,676,171 at June 30, 2016, with the (decrease) in value since March 31, 2016 of $33,872, being recognized as derivative (non-cash) income on the consolidated statement of operations for the second quarter of 2016.

The issuance of the derivative features issued to Qualified Purchasers during the first quarter of 2016 had an estimated value of $1,070,445 as of June 30, 2016, with the increase in value since March 31, 2016 of $471,217 being recognized as derivative (non-cash) expense on the consolidated statement of operations for the second quarter of 2016.

For the quarter ended June 30, 2015, the change in derivative valuation for the like period was non-cash income of $2,447,229.

Extinguishment of Debt

The April 2016, Note Extension Agreement the Company executed with existing note holders who held Promissory Notes for $1,600,000 scheduled to mature on May 21, 2016, whereby the note holders agreed to extend the maturity date of the Promissory notes to May 21, 2017, also granted the note holders to receive 480,000 five year warrants with an exercise price of $1.10 per share. The value of these warrants as of the grant date resulted in a non-cash expense of $226,380 during the second quarter of 2016.

Other income (expense)

Other income (expense) decreased to an expense of ($110,567) in the second quarter of 2016 as compared to income of $55,890 in the second quarter of 2015. During the second quarter of 2016, the Company had miscellaneous other income, realized gains on the change in carrying value of term life insurance and realized gains on the conversion to US dollars on the payment of IPSA accounts receivable in foreign currency amounts greater than the carrying value of the original invoice totaling $13,470, offset by unrealized losses on the conversion to US dollars on the payment of IPSA accounts receivable in foreign currency amounts greater than the carrying value of the original invoice of ($124,037).

Interest Expenses

Interest expense decreased to $163,117 in the second quarter of 2016 versus $347,335 in the second quarter of 2015.

Income Tax Benefit (Expense)

The Company had an income tax expense for the second quarter of 2016 of $46,273 compared to a $222,967 of expense during the second quarter of 2015. The effective tax rate was (0.97)% in the second quarter of 2016 and (24.3)% in the second quarter of 2015. The Company’s first quarter tax expense relates primarily to pre-tax net income from IPSA’s Canadian subsidiary.

Preferred Stock Dividends

The Company has two series of Convertible Preferred Stock which pay dividends at annual specified rates. The two series are: 7% Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock, which has a 7% dividend rate. There were no dividends paid during the second quarter of 2016 or 2015.

Common Stock Dividend

No dividend for common stock has been declared during the quarter ended June 30, 2016, and the Company does not anticipate declaring dividends in the foreseeable future.

Comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015

Our results of operations for the first six months of 2016 and the first six months of 2015 are highlighted in the table below and discussed in the following paragraphs:

	6 Months Ended June 30,
	2016	% of Net Revenue	2015	% of Net Revenue
Net Revenue	$17,336,612		$17,484,232
Operating Expenses:
Cost of revenues	15,337,999	88.5%	13,397,844	76.6%
Selling, general & administrative	9,170,559	52.9%	8,570,848	49.0%
Depreciation and amortization	1,058,283	6.1%	676,030	3.9%
Acquisition related costs	-	0.0%	649,442	3.7%
Total operating expenses	25,566,841	147.5%	23,294,164	133.2%
Loss from Operations	(8,230,229)	-47.5%	(5,809,932)	-33.2%
Other Income (Expense):
Derivative income	823,204	4.7%	3,790,676	21.6%
Loss on extinguishment of debt	(226,380)	-1.3%	-	-
Interest expense, net	(259,635)	-1.5%	(530,641)	-3.0%
Other income (expense)	(44,408)	-0.3%	89,236	0.5%
Total other income	292,781	1.7%	3,349,271	19.1%
Loss Before Income Taxes	(7,937,448)	-45.8%	(2,460,661)	-14.1%
Income Tax Benefit (Expense)	(133,255)	-0.8%	2,038,509	11.7%
Net Loss	(8,070,703)	-46.6%	(422,153)	-2.4%
Preferred Stock Dividends	(6,857)	-0.1%	(406,372)	-2.3%
Net Loss Attributable to Common Stockholders	$(8,077,560)	-46.7%	$(828,525)	-4.7%

Comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015

The result of operations described below includes the Cyber Solutions (“CS”) and the Energy Solutions (“ES”) segments for the six months ended June 30, 2016 and 2015. We acquired IPSA International, Inc. on February 9, 2015 and this new business is included in the IPSA Business Advisory Solutions (“IPSA/BAS”) segment as of the acquisition date.

Net Revenue

Total revenue for the six months ended June 30, 2016 was $17,336,612 as compared to $17,484,232 for the six months ended June 30, 2015, a net decrease of $147,620, or 0.8%. Revenue by segment was as follows:

	Six Months Ended June 30
	2016	2015	% growth

Cyber Solutions	$1,802,087	$1,111,277	62.2%

IPSA/Business Advisory Solutions:
Without IPSA	2,618,792	4,865,547	-46.2%
IPSA	12,279,017	10,432,768	17.7%
Total IPSA/Business Advisory Solutions	14,897,809	15,298,315	-2.6%

Energy Solutions	636,716	1,074,639	-40.8%

Total Revenue	$17,336,612	$17,484,232	-0.8%

Cyber Solutions Segment

Revenue for the CS segment for the six months ended June 30, 2016 increased $690,809 or 62.2% as compared to the six months ended June 30, 2015. The primary reason for the increase in revenue is due to a $1,013,693 or 270% increase in operations center services revenue. The other areas of revenue, mostly training, recorded a decrease in revenue during the six months ended June 30, 2016 as compared to six months ended June 30, 2015. The increase in operations center revenue reflects the results of more recent sales efforts.

IPSA / Business Advisory Solutions Segment

Revenue for the IPSA / BAS segment for the six months ended June 30, 2016 decreased $400,506 or 2.6% as compared to the six months ended June 30, 2015. Revenue for the IPSA segment increased $1,846,249 or 17.7% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, which for this segment only included revenue from the acquisition date of February 9, 2015 through June 30, 2015. Revenue for the BAS segment, excluding the contribution of the IPSA acquisition, for the six months ended June 30, 2016, decreased $2,246,753 or 46.2% as compared to the six months ended June 30, 2015.

The IPSA revenue increase is related primarily to Anti-Money Laundering (AML) risk advisory, operational, investigative and remedial services revenue from a new client. The decline in revenue for the BAS segment was due mainly to a decline in existing customer revenues, increased competition from larger business advisory service providers and a lag in the time required to replace revenue reductions with new customers and projects.

On a pro-forma basis, comparing the IPSA revenues of the first six months of 2016 with the first six months of 2015, as if the IPSA acquisition had taken place on January 1, 2015, IPSA revenues decreased $3,185,898 or 20.6% from a pro-forma $15,464,915 in the first six months of 2015 to $12,279,017 in the first six months of 2016.

Energy Solutions Segment

Revenue for the ES segment for the six months ended June 30, 2016 decreased $437,923 or 40.8% as compared to the six months ended June 30, 2015. This decline in revenue is reflective of a shift in strategy and repositioning that was announced in September 2014, when the Company decided to de-emphasize the energy business and, as a result the assets of the energy audit business were sold in the first quarter of 2015. This continued shift in the Company’s strategy was the primary reason for the decline in revenue.

Gross Margin

Gross margin (revenue less cost of revenues, defined as all costs for billable personnel and direct cost of goods and subcontract services, decreased $2,087,775 or 51.1% to $1,998,613 for the six months ended June 30, 2016 from $4,086,388 for the six months ended June 30, 2015. As a percentage of revenue, gross margin decreased to 11.5% of revenues in the first six months of 2016 from 23.4% in the first six months of 2015. The main reasons for the decrease in gross margin relate to the Cyber Solutions gross margin decreasing $646,322 to ($1,595,479), the IPSA / BAS gross margin decreasing $1,187,567 to $3,660,699 and the ES segment gross margins decreasing $253,886 to ($66,607) which are discussed below.

For the Cyber Segment, the gross margin decrease of $646,322 relates to a revenues increase of $690,809, being offset by a $1,412,513 increase cost of sales: $871,652 related to increased employee expenses and $465,479 related to increases in costs associated with the continued investment in future revenue driving resources and the expansion of the cyber proprietary platform, which were charged to cost of revenues.

The IPSA / BAS Segment gross margin decrease of $1,187,567 is the result of a $400,506 revenue decrease, and a $819,007 increase in sub-contract labor expenses being offset slightly by a $29,946 decrease in decreased revenue related direct employee and other expenses.

The Energy Solutions Segment gross margin decrease of $253,886 relates to a $437,923 revenue decrease being offset by a $184,037 decrease in non-employee related cost of revenue expenses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased to $9,170,559 in the first six months of 2016 from $8,570,848 in the first six months of 2015, an increase of $599,711 or 7.0%. As a percentage of net revenue, SG&A expenses increased to 52.9% in the first six months of 2016 as compared to 49.0% in the first six months of 2015. By business segment the $599,711 increase breaks out as follows: the IPSA/BAS segment decreased $210,944, the ES segment decreased $280,105, the CS segment increased $1,835,997 and Corporate Overhead decreased $745,237. The Company accounts for and manages expenses as those directly related to a business segment and corporate overhead expenses which includes executive compensation, back office functions, such as finance and human resources, and other administrative costs. Expenses related to these groups are discussed below.

Cyber Segment

SG&A expenses in the CS segment increased to $2,943,498 in the first six months of 2016 as compared to $1,107,501 in the first six months of 2015, an increase of $1,835,997 or 165.7%. The increase is primarily due to increased labor costs of approximately $1,333,000, increased travel and continuing employee education and training of $190,000, increased professional services of $153,000 and increased rent and utilities expense of $160,000. Labor costs and travel expense increased during the first six months of 2016 as the Company continues to grow and build out CS resources and expertise as the Company positions for future growth in the cyber segment. Rent expense increased as the Company leased additional office/training facilities. CS expenses as a percentage of segment revenue increased to 163.3% in the first six months of 2016 from 99.7% in the first six months of 2015.

IPSA / BAS Segment

SG&A expenses in the IPSA / BAS segment decreased to $3,222,731, in the first six months of 2016 as compared to $3,433,675 in the first six months of 2015, an decrease of $210,944 or 6.1%. Most of this decrease relates to decreased employee headcount offset by slight increases in employee travel, professional services, rent, and utilities. IPSA / BAS expenses as a percentage of segment revenue decreased to 21.6% in the first six months of 2016 from 22.4% in the first six months of 2015, primarily due to the decrease in expenses.

ES Segment

SG&A expenses in the ES segment decreased to $208,062 in the first six months of 2016 as compared to $488,167 in the first six months of 2015, a decrease of $280,105 or 57.4%. The decrease is primarily attributable to employee and non-revenue related professional services expenses. ES expenses as a percentage of segment revenue decreased to 32.7% in the first six months of 2016 from 45.2% in the first six months of 2015, primarily due to the decrease in segment revenue and and expenses.

Corporate Overhead
Corporate Overhead SG&A expenses decreased to $2,796,268 in the first six months of 2016 from $3,541,505 in the first six months of 2015, a decrease of $745,237 or 21.0%. The main drivers of the decrease were a reduction in personnel and labor costs of $793,000, an increase in stock option expense for employees and directors of $136,000, an decrease in Directors fees and expenses of $22,000, an increase in business insurance costs of $22,000, an $88,000 net decrease in professional services and other corporate expenses.

Acquisition related costs

On February 6, 2015, the Company entered into an Agreement and Plan of Merger with IPSA International, Inc. (“IPSA”). On February 9, 2015, the Company and IPSA consummated and closed the Merger. During the first six months of 2015, the Company incurred one-time charges for legal, accounting and advisory fees of $649,442 related to the merger transaction.

Other Income (Expense)

Other Income (Expense) for the first six months of 2016 resulted in income of $292,781 as compared to income of $3,349,271 in the first six months of 2015. The main component of the decrease in other income (expense) is the non-cash derivative (expense) income, non-cash loss on the extinguishment of debt and other income and is discussed below.

Derivative (expense) income

From May 2010 through the first quarter of 2013, the Company issued Series B Preferred Stock, Debentures, Series C Preferred Stock, 7% Convertible Redeemable Promissory Notes, and Series D Preferred Stock, all with detachable common stock purchase warrants deemed to be derivative instruments. These warrants are recorded as derivative liabilities and “marked-to-market” based on fair value estimates at each reporting date. Collectively, these derivatives were valued at an estimated fair value of $1,676,171 at June 30, 2016.

The issuance of the derivative features issued to Qualified Purchasers during the first quarter of 2016 had an estimated value of $1,070,445 as of June 30, 2016.

The change in value of these derivative instruments resulted in the recognition of non-cash derivative income totaling $823,204 for the six months ended June 30, 2016, compared to $3,790,676 for the six months ended June 30, 2015.

Extinguishment of Debt

The April 2016, Note Extension Agreement the Company executed with existing note holders who held Promissory Notes for $1,600,000 scheduled to mature on May 21, 2016, whereby the note holders agreed to extend the maturity date of the Promissory notes to May 21, 2017, also granted the note holders to receive 480,000 five year warrants with an exercise price of $1.10 per share. The value of these warrants as of the grant date resulted in a non-cash expense of $226,380 during the second quarter of 2016.

Other income (expense

Other income (expense) decreased to ($44,408) in the first six months of 2016 as compared to $89,236 in the first six months of 2015. During the first six months of 2016, the Company had miscellaneous other income, realized gains on the change in carrying value of term life insurance and realized gains on the conversion to US dollars on the payment of IPSA accounts receivable in foreign currency amounts greater than the carrying value of the original invoice totaling $41,144, offset by unrealized losses on the conversion to US dollars on the payment of IPSA accounts receivable in foreign currency amounts greater than the carrying value of the original invoice of ($86,552).

Income Tax Benefit (Expense)

The Company had an income tax expense for the six months ended June 30, 2016 of ($133,255) compared to a $2,038,509 income tax benefit for the six months ended June 30, 2015. The effective tax rate was (1.68)% in the first six months of 2016 and (82.8)% in the first six months of 2015. The Company’s 2016 tax expense relates primarily to pre-tax net income from IPSA’s Canadian subsidiary.

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

Preferred Stock Dividends

The Company has two series of Convertible Preferred Stock which pay dividends at annual specified rates. The two series are: 7% Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock, which has a 7% dividend rate. See further discussion on the Convertible Preferred Stock in Note 8 to the Financial Statements. Dividends paid during the first six months of 2016 to Series B shareholders were 4,969 shares of common stock, valued at $6,857. Dividends paid during the first six months of 2015, which were paid in common stock, were valued at issuance as follows: to Series B, 36,369 shares valued at $56,372, and to Series C, 225,807 shares valued at $350,000.

Common Stock Dividend

No dividend for common stock has been declared as of the six month period ended June 30, 2016, and the Company does not anticipate declaring dividends in the foreseeable future.

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

Liquidity and Capital Resources
As of June 30, 2016, we had cash and cash equivalents of $984,199, compared to $795,682 at December 31, 2015, an increase of $188,517. The increase is primarily attributable to the proceeds from the equity financing transactions and stock option and warrant exercises during the first six months of 2016 which totaled approximately $7,000,000, offset by the net cash used in operations and capital expenditures of approximately $6,800,000.

Our objective from a liquidity perspective is to use operating cash flows to fund day to day operations. In both the first six months of 2016 and 2015 we did not achieve this objective, as cash flow from operations in the first six months of 2016 and 2015 has been the net use of $6.3 million and $9.2 million, respectively. Our high use of cash has been predominantly caused by increased cost of revenues / decreased gross margins caused by increased competitive pricing pressures for the IPSA/BAS business segments, costs associated with the IPSA acquisition and integration, costs for the ramp up of root9B, our cyber security subsidiary, the cyber solutions employee base and capital costs associated with the build out of the Adversarial Pursuit Center and other expansion related costs.

The Company continues to explore various financing alternatives to provide additional liquidity. The funding of the first quarter of 2016 provided relief for near term liquidity pressures. New IPSA and Cyber Solutions client engagements in the first six months of 2016, while increasing revenues, have not yet scaled to levels that the Company expected in providing sufficient resources to significantly improve the Company’s liquidity position. Continued investments in the Cyber Solutions business segment and the reduced expectations have resulted in the Company’s need to raise additional capital.

Working capital was ($1,481,433) and ($971,669) at June 30, 2016 and December 31, 2015, respectively, an decrease of $509,764. The decrease is driven primarily by the increases in accounts payable and factored accounts receivable obligations.

 Non-current liabilities at June 30, 2016 are $2,748,189, and primarily consist of a derivative liability related to the June 30, 2016 valuation of outstanding common stock purchase warrants and derivative instruments issued to Qualified Purchasers of $2,746,616.

Shareholders’ Equity was $20,937,704 at June 30, 2016 (representing 60.3% of total assets), compared to a balance at December 31, 2015 of $21,119,604.

Cash Flows from Operating Activities

During the first six months of 2016, net cash used in operating activities was $6,330,425 as compared to net cash used in operating activities of $9,156,024 during the first six months of 2015, a decrease of $2,825,599. The net cash used during the six months ended June 30, 2016 was primarily attributable to: i) the net loss of $8,077,560, ii) the net increase in accounts receivable of approximately $4,850,000, iii) an increase in accounts payable and accrued expenses of $1,530,000, and iv) proceeds from factored receivables of $3,651,000.

Cash Flows from Investing Activities

Cash used in investing activities during the six month period ended June 30, 2016 was $554,445 and was primarily due to leasehold improvements and capital expenditures for root9B, LLC and an IPSA office.

Cash Flows from Financing Activities

Cash provided by financing activities of $6,979,975 for the first six months of 2016 was due to the net proceeds from equity financing transactions of $5,331,443 and net cash received upon the exercise of stock options and warrants of $1,648,532.

The Company will need to raise additional funds in order to fund operations. Financing transactions, may include the issuance of equity or debt securities, and obtaining credit facilities, or other financing mechanisms. However, if the trading price of our common stock declines, or if the Company continues to incur losses, this could make it more difficult to obtain financing through the issuance of equity or debt securities. Furthermore, if we issue additional equity or debt securities, stockholders will likely experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional financing may restrict our ability to grow and may affect operations of the Company, it’s ability to retain and hire critical staff and revenue producing sub-contractors, and will raise substantial doubt about our ability to continue as a “going concern.”
Off-Balance-Sheet Arrangements
As of June 30, 2016, and during the six month period then ended, there were no other transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

As of June 30, 2016, the Company has issued employees 2,114,000 contingent vesting options. The vesting of these options is contingent on shareholder approval of an increase in the amount of authorized shares of common stock. In the event that the shareholders do not approve the increase in authorized shares by December 7, 2016, the options will be cancelled. The Company has determined that due to the contingent vesting of these options, they are not included in the Company’s outstanding stock options at June 30, 2016.

Outlook

In the latter half of 2014, the Company announced that it was de-emphasizing the energy business and repositioning itself as a cybersecurity and regulatory risk mitigation business.

The Company acquired root9B, its wholly owned cybersecurity business at the end of 2013. In 2014, root9B began expanding the number of subject matter experts it employs and developed and enhanced its offensive and defensive cyber operations platforms and tools. These efforts resulted in the development of: i) Orion, an Active Adversarial Pursuit (HUNT) platform, ii) Orkos, which identifies compromised credentials and supports predictive remediation, iii) Cerberus, which provides host based security analytics and breach monitoring, and iv) Event Horizon, which provides non attributable network access that allows users to connect to a secure managed tunnel for web, e-mail and file transfers. The Adversarial Pursuit Center (APC), root9B’s 24/7 manned cyber security center, opened in September 2015. The APC combines internal and external threat intelligence feeds to drive pursuit operations and perimeter defense within client networks. In 2014, we reported approximately $4.0 million in cybersecurity revenue which was broken down between $1.5 million of training, $1.6 million of low margin hardware re-sales and $0.9 million of other revenue. In 2015 we discontinued the re-sale of hardware and continued focus on the development, sale and licensing of root9B’s tools, training and operations center capabilities. We continue to believe that root9B’s Orion and Hunt Platforms and other tools will provide a distinct advantage by allowing customers to focus on identifying potential threats before significant data breaches occur rather than remediation after the occurrence. We are still in the early stages of commercialization and while we believe that our recent business development and sales efforts, enhanced by the opening of the APC in September 2015, will lead to new and expanding client opportunities, there can be no assurances that our continued efforts to commercialize our new products offerings and grow root9B’s revenues will be successful.

In February 2015, the Company acquired IPSA International, Inc., an international risk mitigation consulting firm. IPSA is an established business with operations at a number of locations in and outside of the United States. IPSA’s revenue has historically been generated through a small number of anti-money laundering clients who have traditionally accounted for approximately 80% of total revenue. As these large customer engagements conclude or as new engagements begin, IPSA’s revenue can experience dramatic swings. In order to decrease this dependency, we are focusing efforts on growing IPSA’s other revenue lines, particularly investigations related to the issuance of second passports in Antigua, St Kitts and other emerging markets, which are expected to provide increased revenue stability. When we acquired IPSA, we combined our Business Advisory Solutions unit with IPSA and that combined entity accounted for approximately 84% of our revenues for 2015, 85% in the quarter ended June 30, 2016 and 86% in the first six months of 2016. We expect that IPSA International / Business Advisory Services segment will continue to produce the preponderance of our revenues in 2016, after which we expect to recognize revenue gains within our cybersecurity unit, root9B, of which there can be no assurance. The competitive environment has sharpened significantly as more companies have entered IPSA’s line of business, including those who use off shore labor and indirect sourcing and provide services at significantly lower rates. The Company’s response to these competitive pricing pressures has resulted in new client engagements at lower gross margins. In addition to competitive pricing adjustments, the Company will continue to evaluate additional strategies to respond to changing market conditions.

For the past several quarters, the Company has been experiencing negative cash flow and has used periodic financings to invest in growing root9B operations and maintain its operations. New IPSA and Cyber Solutions client engagements in the first six months of 2016, while resulting in increased revenues during the three months ended June 30, 2016 versus 2015, have not yet scaled to levels that the Company expected in providing sufficient resources to significantly improve the Company’s liquidity position. Continued investments in the Cyber Solutions business segment and the reduced revenue and gross margin forecasts have resulted in the Company’s need to raise additional capital.

The Company continues to pursue available options for obtaining additional financing. No assurances can be given that the Company will be successful in obtaining the necessary financing. Without additional funding, the issues of not generating material revenue increases and having negative operating cash flows, among other issues, raise substantial doubt about our ability to continue as a “going concern.”

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with borrowings. Management believes that interest rate fluctuations will not have a material impact on the Company’s results of operations.

Market fluctuation impact on assets

For the six months ending June 30, 2016, the valuation of the Variable Life Insurance policies had an investment gain of $14,466. During the three months ended June 30, 2016 the Company surrendered these Variable Life Insurance policies receiving net proceeds of $181,837.

Equity Market Risks
The trading price of our common stock has been and is likely to continue to be volatile and could be subject to wide fluctuations. Such fluctuations could impact our decision or ability to utilize the equity markets as a potential source of our funding needs in the future.

We have experienced substantial and continuing losses from operations. These are the result of increased gross margin pressure and increases in selling, general and administrative expenses incurred in preparation for growth. We expect that our cyber security operations and the operations of IPSA will increase revenues and help move the Company to profitability from operations, of which there can be no assurance.

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

We continue to evaluate the design and operating effectiveness of our disclosure controls and procedures. As of June 30, 2016, this evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Platte River Insurance Company (“Platte River”) instituted an action on April 8, 2015, in the United States District Court for the District of Massachusetts in which Platte River claims that the Company signed as a co-indemnitor in support of surety bonds issued by Platte River on behalf of Prime Solutions for the benefit of Honeywell pursuant to Prime Solutions, Inc.’s (“Prime”) solar project located in Worcester Massachusetts (the “Prime Contract”).  The Company filed its answer to the complaint, denying the allegations of Platte River. On February 1, 2016 the Company received a demand letter from Platte River for immediate payment of an $868,617 claim under the terms of the co-indemnity agreement. The Company continued to deny the allegations and did not agree to the demand. The Company’s maximum liability exposure under the bond was $1,412,544, if Prime failed to meet its contracted obligations. In October 2014, the Company determined it probable that Prime did fail to meet its contracted obligations under the Prime Contract, and therefore, the potential existed that the Company would have to meet outstanding Prime Contract obligations. On April 11, 2016, the Company settled this litigation with an agreement to pay $650,000, an amount that was initially accrued as a Selling, General and Administrative expense on the Consolidated Statement of Operations during 2014 and was still accrued for as of March 31, 2016. Per the settlement agreement the Company paid $325,000 on April 19, 2016. The original settlement agreement was modified and the remaining $325,000 was paid in two installments, $162,500 on July 15, 2016 and $162,500 on August 1, 2016. As of June 30, 2016 $325,000 remained in accrued expenses and other current liabilities.

The Company and two senior executives of the Company are named as defendants in a class action proceeding filed on June 23, 2015, in the U.S. District Court for the Central District of California. On September 24, 2015, the U.S. District Court for the Central District of California granted a motion to transfer the lawsuit to the United States District Court for the District of Colorado.  On October 14, 2015, the Court appointed David Hampton as Lead Plaintiff and approved Hampton’s selection of the law firm Levi & Korsinsky LLP as Lead Counsel.  Plaintiff filed an Amended Complaint on January 4, 2016.  The Amended Complaint alleges violations of the federal securities laws on behalf of a class of persons who purchased shares of the Company’s common stock between October 17, 2014 and June 15, 2015.  In general, the Amended Complaint alleges that false or misleading statements were made or that there was a failure to make appropriate disclosures concerning the Company’s cyber security business and products.  On February 18, 2016, the Company filed a motion to dismiss Plaintiff’s Amended Complaint. Plaintiff filed an opposition to the motion to dismiss and the Company replied on May 4, 2016. On August 3, 2016, the U.S. Magistrate Judge issued a recommendation that the Court grant Plaintiff’s motion to strike certain exhibits from Defendants’ motion to dismiss, and on August 4, 2016, the U.S. Magistrate Judge issued a recommendation that the Court grant in part and deny in part Defendants’ motion to dismiss the Amended Complaint. Unless the parties agree otherwise, the parties have 14 days from the issuance of the recommendations within which to object to the recommendations. We cannot predict the outcome of this lawsuit; however, the Company believes the claims lack merit and intends to defend against the lawsuit vigorously.  No liability has been recorded in the financial statements for this matter.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Other than those previously reported on Form 8-K, no unregistered securities were sold or issued during the period ended June 30, 2016.
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

Because of the time needed to build root9B and IPSA revenues, and the selling, general and administrative expenses of the Company, for the past several quarters, the Company has been experiencing negative cash flow and has used periodic financings to invest in growing root9B operations and maintain its operations. New IPSA and Cyber Solutions client engagements in the first six months of 2016, while increasing revenues during the three months ended June 30, 2016 versus 2015, have not yet scaled to levels that the Company expected in providing sufficient resources to significantly improve the Company’s liquidity position. Continued investments in the Cyber Solutions business segment and the reduced revenue and gross margin forecasts have resulted in the Company’s need to raise additional capital.

The Company continues to pursue available options for obtaining additional financing. No assurances can be given that the Company will be successful in obtaining the necessary financing. Failure to obtain the same will adversely affect the operations of the Company, it’s ability to retain and hire critical staff and revenue producing sub-contractors, and will raise substantial doubt about our ability to continue as a “going concern.”

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

ROOT9B TECHNOLOGIES, INC.
(Registrant)
DATE: August 16, 2016	By:	/s/ Joseph J. Grano, Jr.
Joseph J. Grano, Jr.
Chief Executive Officer

DATE: August 16, 2016	By:	/s/ Michael J. Effinger
Michael J. Effinger
Chief Financial Officer