Form 10-Q
period 2016-09-30
root9B Technologies, Inc.
filed 2016-11-21
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 84,370,314 shares of common stock were outstanding as of November 11, 2016.

Table of Contents
Page
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	2
Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015	2
Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months Ended September 30, 2016 and September 30, 2015	4
Consolidated Statements of Comprehensive Income(Loss) (Unaudited) for the Three Months and Nine Months Ended September 30, 2016 and September 30, 2015	5
Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2016 and September 30, 2015	6
Notes to Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3. Defaults Upon Senior Securities	45

Item 4. Mine Safety Disclosures	45

Item 5. Other Information	45

Item 6. Exhibits	46

Signatures	47
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

ROOT9B TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

	(Unaudited)
	September 30,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS:
Cash	$2,032,338	$795,682
Accounts receivable, net of reserve for doubtful accounts	4,983,565	3,010,161
Marketable securities	-	33,366
Cost and estimated earnings in excess of billings	445,729	357,625
Prepaid expenses and other current assets	740,419	758,240

Total current assets	8,202,051	4,955,074

Construction in Progress - at cost	341,870	108,095

Property and Equipment - at cost less accumulated depreciation	3,985,080	3,782,388

OTHER ASSETS:

Goodwill	13,631,769	15,676,246
Intangible assets - net	4,525,762	5,509,642
Investment in cost-method investee	100,000	100,000
Deferred income taxes	56,409	56,409
Cash surrender value of officers' life insurance	-	167,371
Deposits and other assets	209,290	233,579

Total other assets	18,523,230	21,743,247

TOTAL ASSETS	$31,052,231	$30,588,804

See Notes to Consolidated Financial Statements

	(Unaudited)
	September 30,	December 31,
	2016	2015
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Convertible Promissory Note Payable, net of debt discount of $0 at September 30, 2016 and $59,307 at December 31, 2015	$1,600,000	$1,540,693
Related Party Note Payable	500,000	-
Capital Lease Obligation, current portion	19,835	1,500
Factored receivables obligation	1,027,393	-
Accounts payable	3,039,568	1,607,166
Billings in excess of costs and estimated earnings	176,170	217,336
Accrued expenses and other current liabilities	3,073,331	2,560,048

Total current liabilities	9,436,297	5,926,743

NONCURRENT LIABILITIES:

Convertible Promissory Notes net of debt discounts of $2,072,842 at September 30, 2016 and $0 as of December 31, 2015.	1,623,158	-
Capital Lease Obligation – net of current portion	35,072	2,373
Derivative liability	2,733,149	3,540,084

Total noncurrent liabilities	4,391,379	3,542,457

STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value, 4,985,000 shares authorized, no shares issued or outstanding at September 30, 2016 and December 31, 2015.	-	-
Class B convertible preferred stock, no liquidation preference $.001 par value, 2,000,000 shares authorized, no shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	-	-
Class C convertible preferred stock, $.001 par value, 2,500,000 shares authorized, 2,380,952 shares issued and outstanding at September 30, 2016 and December 31, 2015.	2,381	2,381
Common stock, $.001 par value, 125,000,000 shares authorized, 84,370,314 and 76,990,639 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	84,372	77,009
Additional paid-in capital	87,071,033	77,983,593
Accumulated deficit	(70,252,123)	(57,080,942)
Accumulated other comprehensive income	318,892	137,563
Total stockholders' equity	17,224,555	21,119,604

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,052,231	$30,588,804

See Notes to Consolidated Financial Statements

ROOT9B TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
NET REVENUE	$8,571,977	$6,637,849	$25,908,590	$24,122,081

OPERATING EXPENSES:
Cost of revenues	7,072,845	5,232,364	22,410,844	18,630,208
Selling, general and administrative	4,661,496	4,537,800	13,832,055	13,108,647
Depreciation and amortization	549,727	417,491	1,608,010	1,093,521
Acquisition related costs	-	-	-	649,442

Total operating expenses	12,284,068	10,187,655	37,850,909	33,481,818

LOSS FROM OPERATIONS	(3,712,091)	(3,549,806)	(11,942,319)	(9,359,737)

OTHER INCOME (EXPENSE):
Derivative (expense) income	1,089,617	(22,477)	1,912,821	3,768,199
Goodwill impairment	(2,044,477)	-	(2,044,477)	-
Loss on extinguishment of debt	--	-	(226,380)	-
Interest expense, net	(201,110)	(167,427)	(460,745)	(698,068)
Other income (expense)	(94,472)	(128,667)	(138,880)	(39,430)

Total other income (expense)	(1,250,442)	(318,571)	(957,661)	3,030,701

LOSS BEFORE INCOME TAXES	(4,962,533)	(3,868,377)	(12,899,980)	(6,329,036)

INCOME TAX BENEFIT (EXPENSE)	(131,468)	(157,485)	(264,723)	1,881,017

NET LOSS	(5,094,001)	(4,025,862)	(13,164,704)	(4,448,019)

PREFERRED STOCK DIVIDENDS	-	-	(6,857)	(406,372)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,094,001)	$(4,025,862)	$(13,171,561)	$(4,854,391)
Net loss per share:
Basic	$(0.06)	$(0.05)	$(0.16)	$(0.07)
Diluted	$(0.06)	$(0.05)	$(0.16)	$(0.07)
Weighted average number of shares:
Basic	84,356,405	73,807,736	82,277,509	68,970,960
Diluted	84,356,405	73,807,736	82,277,509	68,970,960

 See Notes to Consolidated Financial Statements

ROOT9B TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
NET LOSS	$(5,094,001)	$(4,025,862)	$(13,164,704)	$(4,448,019)

Other Comprehensive:
Foreign Currency Translation Gain:	87,917	95,806	181,329	55,816
Other Comprehensive Gain:	87,917	95,806	181,329	55,816

COMPREHENSIVE LOSS	$(5,006,084)	$(3,930,056)	$(12,983,375)	$(4,392,203)

ROOT9B TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30 , 2016 AND 2015

	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net Loss	$(13,164,704)	$(4,448,019)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	1,608,010	1,093,521
Amortization of debt discount	80,514	105,016
(Increase) decrease in cash surrender value of officers' life insurance	(14,466)	153,831
Income from change in value of derivatives	(1,912,821)	(3,768,199)
Goodwill Impairment	2,044,477
Deferred income taxes	-	(2,266,814)
Stock option / warrant compensation expense	832,427	652,588
Loss on extinguishment of debt	226,380	-
Gain on sale of assets	-	(79,327)
Changes in operating assets and liabilities:
Accounts receivable	(1,973,405)	8,227,059
Costs and estimated earnings in excess of billings	(88,105)	272,717
Prepaid expenses	17,820	(227,869)
Deposits and other assets	24,289	22,843
Accounts payable and accrued expenses	1,947,583	(3,347,994)
Factored receivables obligation	1,027,393	(6,395,287)
Billings in excess of costs and estimated earnings	(41,166)	(368,031)
Net cash used in operating activities	(9,385,774)	(10,373,965)
Cash flows from investing activities:
Cash paid in acquisitions net of cash acquired	-	(1,368,825)
Proceeds on sale of assets	-	99,828
Proceeds from officer’s life insurance policy	181,837	-
Proceeds from sale of marketable securities	33,366	-
Purchases of property and equipment and construction in progress	(1,004,400)	(2,262,112)
Net cash used in investing activities	(789,197)	(3,531,109)
Cash flows from financing activities:
Convertible Debt and Related Party Note Proceeds	4,196,000	-
Capital lease payments	(5,677)	-
Warrants and Options Exercised	1,708,532	2,868,865
Common stock issuances	5,331,443	11,294,449
Net cash provided by financing activities	11,230,298	14,163,314
Effects of foreign exchange rate changes	181,329	55,816
Net increase in cash	1,236,656	314,056

Cash - beginning of period	795,682	765,099
Cash - end of period	$2,032,338	$1,079,155

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	September 30, 2016	September 30, 2015

Cash payments for:
Interest	$304,266	$515,733

Income taxes	$51,905	$1,370,996

Summary of non-cash investing and financing activities:
Issuance of 10,000,000 shares of common stock in IPSA International Inc. acquisition		$13,300,000
Issuance of 214,287 shares of common stock for principal and interest on convertible notes		$240,000
Issuance of common stock for dividend payment on preferred stock	$6,857	$406,372
Reclassification of Derivative warrant liability to equity	$569,492	$3,680,059
Fair Value of warrants issued to induce exercise of Series D warrants	$84,525	-
Fair Value of derivative features (warrants) issued to Qualified Purchasers of common stock	$599,228	-
Fair Value of warrants issued with 2016 Q3 Convertible Promissory Notes (debt discount) credited to derivative liabilities	$1,076,150	-
Beneficial Conversion Feature 2016 Q3 Convertible Promissory Notes (debt discount) credited to additional paid in capital	$1,017,900	-
Property acquired under capital lease	$56,710	-

ROOT9B TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 is intended to improve financial reporting about leasing transactions. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard will be effective for annual periods ending after December 15, 2018, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently in the process of evaluating the impact that ASU 2016-02 will have on its financial statements.

In March, 2016 the FASB issued Accounting Standards Update 2016-09, Stock Compensation (“ASU 2016-09). ASU 2016-09 identifies areas for simplification in accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The standard will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently in the process of evaluating the impact that ASU 2016-09 will have on its financial statements.

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

As of December 31, 2015, the Company has determined that the Black-Scholes model valuation for the Series C warrants was not materially different than the Binomial model due to the remaining period before warrant expiration being less than 3 months and the current market price of the Company’s stock being in excess of the down round trigger price of $0.77. As a result, the valuation of the Series C warrants as of December 31, 2015 was performed using the Black-Scholes model to approximate the Binomial model valuation. 714,285 of the Series C warrants were never exercised and expired on March 3, 2016.

The Company determined that the derivative features issued to the Qualified Purchasers as part of the Securities Purchase Agreement executed on March 10, 2016, which included 5,073,863 warrants (See Note 7), should be recorded as derivative liabilities. However, due to the 9.9% ownership restrictions at both the execution date and at September 30, 2016, the warrants to the Qualified Purchasers were not exercisable. Management has also determined that the likelihood of the Qualified Purchasers ownership percentage being reduced below the 9.9% maximum ownership is highly improbable during the term of the warrants. These factors, along with the anti-dilution protection, were key inputs in the Monte Carlo simulation performed by an independent valuation firm.

The Company determined that the 2,310,000 warrants attached to the convertible debt issued during the third quarter of 2016 (discussed in Note 8) should be recorded as derivative liabilities.

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

The key quantitative assumptions related to the Securities Purchase Agreement, for the derivative features (warrants) issued to the Qualified Purchasers issued March 10, 2016 are as follows:

September 30, 2016

Expected Life (Years)	4.4
Risk Free Rate	0.96%
Volatility	69.72%
Probability of a Capital Raise	5% - 95%

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis (for the Company, only derivative liabilities related to common stock purchase warrants, issued directly in conjunction with debt and common and preferred stock are summarized below and disclosed on the balance sheet under Derivative liability:

	September 30, 2016
	Fair ValueLevel 1	Level 2	Level 3
Derivative Liability – Common Stock Purchase Warrants:
Promissory Notes	$233	$233
Series D Preferred Stock	400,492	400,492
Qualified Purchaser derivative features (warrants)	1,408,738		$1,408,738
Warrants attached to 2016 convertible notes	$923,686	$923,686
Total	$2,733,149	$1,324,411	$1,408,738

	December 31, 2015
	Fair ValueLevel 1	Level 2	Level 3
Derivative Liability – Common Stock Purchase Warrants:
Promissory Notes	$2,189	$2,189
Series D Preferred Stock	2,904,849	2,904,849
Series C Preferred Stock	633,046		633,046
Total	$3,540,084	$2,907,038	$633,046

The Series C Preferred Stock change in Level 3 value from $633,046 as of December 31, 2015 to $0 as of September 30, 2016 consisted of a $493,124 decrease in value, with the balance of $139,922 reclassified to shareholder equity upon the exercise of the warrants. Due to the impact of the anti-dilution down round provisions of March 2016 financing, the Qualified Purchaser Level 3 derivative features were valued at $1,408,738 as of September 30, 2016, an increase of $809,510 from the $599,228 valuation as of their issuance date.

Note 4 – Receivables sold with recourse:

The Company’s IPSA subsidiary sells certain of its accounts receivable with full recourse to Advance Payroll Funding Ltd. (“Advance”). Advance retains portions of the proceeds from the receivable sales as reserves, which are released to the Company as the receivables are collected. Proceeds from sales of such receivables, net of amounts held in reserves, during the period from January 1, 2016 to September 30, 2016, totaled $7,771,393. The outstanding balance of full recourse receivables at September 30, 2016 was $1,540,810 and this amount is included in Accounts receivable on the consolidated balance sheet. The outstanding factored receivable obligations as of September 30, 2016 was $1,027,393. The outstanding balance of full course receivables and factored receivable obligations as of December 31, 2015 was $0. In the event of default, the Company is required to repurchase the entire balance of the full recourse receivables and is subject to fees. There are no limits on the amount of accounts receivable factoring available to the Company under the factoring agreement. The agreement with Advance automatically renewed for a two year period on January 10, 2016, with additional 24 month renewal intervals thereafter. The Company may only terminate the agreement as of the end of the next maturing term, or may provide at least sixty days written notice for an early termination of the agreement.  In the event of early termination, the Company would be subject to an early termination fee calculated as the average monthly base fees earned by Advance for the three months having the highest total base fees throughout the previous twelve months, multiplied by the number of months (or portions thereof) between the early termination date and the end of the current term.

Note 5 – Pro-Forma Financial Information (unaudited):

The following unaudited pro-forma data summarizes the consolidated results of operations for the nine months ended September 30, 2015 as if the purchase of IPSA International, Inc. had been completed on January 1, 2015. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2015.

Nine Months Ended
September 30, 2015
Net revenues	$29,154,228
Operating (loss)	(8,938,366)
Net loss per share – basic and fully diluted	$(0.13)

Note 6 - Net Income (Loss) Per Share:

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

	Three Months Ended September 30,	Three Months Ended September 30,
	2016	2015
Basic:
Numerator –net (loss) available to common stockholders	$(5,094,001)	$(4,025,862)
Denominator – weighted-average shares outstanding	84,356,405	73,807,736
Net (loss) per share – Basic	$(0.06)	$(0.05)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2016	2015
Basic:
Numerator –net income (loss) available to common stockholders	$(13,171,561)	$(4,854,391)
Denominator – weighted-average shares outstanding	82,277,509	68,970,960
Net income (loss) per share – Basic	$(0.16)	$(0.07)

Note 7 – Stockholders’ Equity:

Common Stock:

Generally, the Company issues common stock in connection with acquisitions, as a part of equity financing transactions, as dividends on preferred stock, upon conversion of preferred shares to common stock and upon the exercise of stock options or warrants.

During the nine months ended September 30, 2016, the Company issued common stock and common stock warrants as a part of the following four equity financing transactions:

On January 26, 2016, the Company entered into securities purchase agreements with a group of accredited investors, pursuant to which the Company was to issue 227,273 shares of common stock at a purchase price of $1.10 per share. In addition, the Company issued warrants to purchase up to 56,818 shares of the Corporation’s common stock in the aggregate, at an exercise price of $1.50 per share (the “Warrants”). The Warrants have a term of five years and may be exercised at any time from or after the date of issuance and contain customary, structural anti-dilution protection (i.e., stock splits, dividends, etc.). Upon closing of this equity financing, the Company received proceeds of $250,000.

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

On March 3, 2016 the Company agreed to replace the 480,784 $1.50 warrants from the November 5, 2015, December 23, 2015 and January 26, 2016 financings with 1,923,137 five year warrants at $1.10 per share. These 1,923,137 warrants are subject to the Company’s customary, structural anti-dilution protections (i.e. stock splits, dividends, etc.).

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

On August 29, 2016 the Qualified Purchasers agreed that any issuance of Additional Stock, as defined in the Securities Purchaser Agreement, will exclude any new common stock or warrant shares issued as part of the 2016 Q3 Convertible Debt financing, as discussed in Note 8.

There was no activity during the three months ended September 30, 2016 to cause the above referenced dilutive or derivative features to be initiated.

Qualified Purchasers cannot exercise their warrants unless their beneficial ownership of outstanding common stock falls below 9.9%. As of the March 10, 2016 issuance date and September 30, 2016, the Qualified Purchasers beneficially owned approximately 14% of the Company’s common stock, thus, the warrants are not exercisable. If the Qualified Purchasers ownership of outstanding common stock falls below 9.9%, they are permitted to exercise warrants only to the extent that their beneficial ownership reaches 9.9%.

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

7% Series B Convertible Preferred Stock:

During 2010, the Company issued 1,200,000 shares of 7% Series B Convertible Preferred Stock (“Series B Preferred Stock”), along with 1,058,940 detachable warrants. The holders of shares of Series B Preferred Stock were entitled to receive a 7 percent annual dividend until the shares were converted to common stock. The warrants, immediately exercisable, are for a term of five years, and entitle the holder to purchase shares of common stock at an exercise price of $ 0.77 per share. During the three months ended March 31, 2015, 880,000 shares of Series B Preferred Stock were converted into 880,000 shares of common stock. As of September 30, 2016 and December 31, 2015, no shares of the Series B Preferred Stock remained outstanding.

The Class B preferred stock accrued 7 percent per annum dividends. The dividends began accruing April 30, 2010, and were cumulative. Dividends were payable annually in arrears. At December 31, 2015, $6,857 of dividends had accrued on these shares. However, they are unrecorded on the Company’s books until declared. On February 26, 2016, the Company declared the dividends on its Series B preferred stock accrued as of December 31, 2015, and the Company paid the dividends in 4,969 shares of Company common stock during the three months ended March 31, 2016. There were no accrued dividends payable as of September 30, 2016.

Series C Convertible Preferred Stock:

During 2011, the Company issued 2,380,952 shares of Series C Convertible Preferred Stock; $.001 par value per share (“Series C Preferred Stock”), along with 8,217,141 warrants. Each share was priced at $2.10 and, when issued, included 3 warrants at an exercise price of $0.77 which expire in 5 years. The Series C Preferred Stock (a) is convertible into three shares of common stock, subject to certain adjustments, (b) pays 7 percent dividends per annum, payable annually in cash or shares of common stock, at the Company’s option, and (c) is automatically converted into common stock should the price of the Company’s common stock exceed $2.50 for 30 consecutive trading days. The warrants issued in connection with the Series C Preferred Stock contain full-ratchet anti-dilution provisions that required them to be recorded as a derivative instrument.

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

Associated with the March 10, 2016 common stock financing, Mr. Isaac Blech and his affiliates agreed that the Company does not have to reserve shares of common stock for the conversion of their Series C Preferred Stock and underlying warrants until five (5) business days following the day on which the Company holds an annual or special meeting of its stockholders where the stockholders approve a proposal to increase the authorized capital stock of the Company. In addition, Mr. Blech and his affiliates agreed not to convert the Series C Preferred Stock or exercise the underlying warrants into shares of the Company’s common stock, until such time as the Company’s stockholders approve a proposal to increase the authorized capital stock of the Company.

On August 30, 2016, the Company entered into a letter agreement (“Consent Agreement”) with Miriam Blech and River Charitable Remainder Unitrust f/b/o Isaac Blech. Pursuant to the Consent Agreement, Blech agreed to waive certain rights and preferences associated with the Series C Preferred Stock. In addition, Blech agreed that within 5 days of the approval by the Company’s stockholders of a proposal to either increase the authorized capital stock of the Company or take such other corporate action as is necessary and appropriate to reserve such number of shares of authorized but unissued shares of common stock for the conversion of all of the Series C Preferred Stock in accordance with their terms, Blech will convert all of their respective shares of Series C Preferred Stock into shares of the Company’s common stock.

As of September 30, 2016 and December 31, 2015, 2,380,952 shares of the Series C Preferred Stock remain outstanding.

As discussed in Note 14, on October 24, 2016, the Company’s shareholders approved certain measures, measures that, once implemented by the Board of Directors, will allow the Series C shareholders to receive dividend payments and convert their preferred shares into common stock. The Series C warrants will become exercisable during February 2017.

Stock Options:

The Company issued 255,000 stock options for services during the three months ended September 30, 2016 and 150,000 stock options during the three months ended September 30, 2015 under the 2008 Stock Incentive Plan. The Company’s results for the three months ended September 30, 2016 and 2015, include stock option based compensation expense of $212,410 and $155,550, respectively. These amounts are included within selling, general and administrative expenses on the Consolidated Statements of Operations. There were no tax benefits recognized with respect to that stock based compensation during the three months ended September 30, 2016 or 2015.

The fair value of the 255,000 stock options granted during the three months ended September 30, 2016 were estimated using the Black Scholes option pricing model and using the following weighted-average assumptions:

Exercise price	$0.70 - $1.11
Risk free interest rate	0.84% - 1.20%
Volatility	64.57% - 80.96%
Expected term	2.5 - 5.5 Years
Dividend yield	None

As of September 30, 2016 the Company has issued employees 2,114,000 contingent vesting options. The vesting of these options is contingent on shareholder approval of an increase in the amount of authorized shares of common stock. At the October 24, 2016 special stockholders meeting, Stockholders approved an amendment to the Company’s certificate of incorporation effecting a reverse stock split of between 1:9 to 1:18 and approved an amendment to the company’s certificate of incorporation to decrease the company’s authorized shares of common stock from 125 million shares to 30 million shares. The net effect of these proposals when or if they are implemented by the Board will enable an increase its post reverse stock split authorized share limits. In the event that the Board does not approve the increase in authorized shares by December 7, 2016 the options will be cancelled. The Company has determined that due to the contingent vesting of these options, they are not included in the Company’s outstanding stock options at September 30, 2016.

On July 15, 2016 the Company exchanged 300,000 $1.30 stock options and 25,000 $1.45 stock options held by prior members of the Company’s Board of Directors, for 325,000 $1.50 three year stock warrants.

As of September 26, 2016 Mr. Grano, through Centurion Holdings, of which he is Chairman and CEO, owned 1,036,842 stock options at strike price of $0.76 per share. Upon approval of the Board of Directors, 528,789 of these stock options were re-issued to Mr. Grano with the same terms and conditions, with the remaining 508,053 options cancelled and reissued to Centurion Holdings associates of Mr. Grano’s as $1.10 five year warrants, with no cashless exercise provisions.

The following table represents the activity under the stock incentive plan as of September 30, 2016 and the changes during each period:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	11,309,864	$0.81
Issued	3,140,000	$1.37
Exercised	(3,053,397)	$0.66
Forfeitures	(1,036,383)	$1.07
Outstanding at December 31, 2015	10,360,084	$1.01
Issued	1,136,663	$0.97
Exercised	(702,000)	$0.64
Forfeitures	(2,227,942)	$0.92
Outstanding at September 30, 2016	8,566,805	$1.04

   Warrants:

During July 2016, the Company issued 325,000 3 year $1.50 warrants as replacement of cancelled stock options for various members of the Board of Directors. As described in Note 8, during September 2016, the Company issued 2,310,000 5 year $0.80 warrants to the 2016 Q3 Convertible Promissory Note investors.

On September 26, 2016 upon approval of the Board of Directors 508,053 stock options originally issued to Centurion Holdings, of which Mr. Grano is Chairman and CEO, were cancelled and reissued to Centurion Holdings associates of Mr. Grano’s, as $1.10 five year warrants with no cashless exercise provisions.

No warrants to purchase common stock were exercised during the three months ended September 30, 2016, and 100,000 warrants were cancelled.

The following table represents the warrant activity as of September 30, 2016 and the changes during each period:

Warrants	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	18,753,060	$1.06
Issued	15,848,643	$1.09
Exercised	(1,546,308)	$0.76
Cancelled	(7,187,642)	$0.80
Outstanding at December 31, 2015	25,867,753	$1.16
Issued	11,361,662	$1.07
Exercised	(1,712,529)	$0.99
Cancelled	(1,784,595)	$2.38
Outstanding at September 30, 2016	33,732,291	$1.07

Note 8 – Notes Payable:

In April 2016, the Company entered into Note Extension Agreement with existing note holders who held Promissory Notes for $1,600,000 scheduled to mature on May 21, 2016, whereby the note holders agreed to extend the maturity date of the Promissory notes to May 21, 2017. As consideration for the extension, the note holders received 480,000 five year warrants with an exercise price of $1.10 per share. Management determined that this transaction constituted a debt extinguishment under ASC 470 and the $226,380 fair value of the warrants was recorded as a loss on extinguishment in the accompanying financial statements for the nine months ended September 30, 2016.

On August 22, 2016, Mr. Grano the Company’s Chairman and CEO, and a shareholder, entered into a Promissory Note with the Company, whereby Mr. Grano lent the Company $500,000 as a one year promissory note at an annual interest rate of 4%, with the note and interest payable upon the August 22, 2017 maturity date.

In September 2016 the “Company” entered into an offering of Secured Convertible Promissory Notes (the “Notes”) with an aggregate principal amount of up to $10,000,000, along with warrants to purchase shares (the “Warrant Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), representing fifty percent (50%) warrant coverage (the “Warrants”), to certain accredited investors (the “Investors”), in a private placement, pursuant to a securities purchase agreement (the “Agreement”) by and between the Company and each Investor. As of September 30, 2016 the Company completed the sale Notes with a total amount of $3,696,000, along with Warrants to purchase 2,310,000 shares of Common Stock. The term of each Note is three years after issuance (the “Maturity Date”). Each Note accrues interest at a rate of 10% per annum, payable on each March 31, June 30, September 30 and December 31, commencing December 31, 2016 until the earlier of (i) the entire principal amount being converted or (ii) the Maturity Date. The interest payments shall be made in either cash or, at the holder’s option, in shares of Common Stock (the “Interest Payment Shares”) at a per share price equal to 85% of the average daily volume weighted average price of the Common Stock during the five consecutive trading day period immediately prior to the interest payment date, but in no event less than $0.80 per share.

Following the date which is six months after the date of issuance, at the election of the holder, all principal and interest due and owing under each Note is convertible into shares of Common Stock at a conversion price equal to $0.80 (the “Conversion Shares” and, together with the Warrant Shares and the Interest Payment Shares, the “Shares”). The conversion price is subject to adjustment for stock splits, stock dividends, combinations, or similar events. Pursuant to a security agreement entered into concurrently with the Investors, the Notes are secured by substantially all of the Company’s assets, subject to certain exceptions including the assets related to and held by IPSA International, Inc., a wholly-owned subsidiary of the Company (“IPSA”). The Company may prepay any portion of the outstanding principal amount of any Note and any accrued and unpaid interest, with the prior written consent of the holder, by paying to the holder an amount (the “Prepayment Amount”) equal to (i) if the prepayment date is prior to the first anniversary of the date of issuance (the “Anniversary Date”), (1) the unpaid principal to be repaid plus (2) any accrued but unpaid interest plus (3) an amount equal to the interest which has not accrued as of the prepayment date but would accrue on the principal to be repaid during the period beginning on the prepayment date and ending on the Anniversary Date of the then-outstanding principal amount of that Note or (ii) if the prepayment date is after the Anniversary Date, (1) the unpaid principal to be repaid plus (2) any accrued but unpaid interest plus (3) an amount equal to one-half of the interest which has not accrued as of the prepayment date but would accrue on the principal to be repaid during the period beginning on the prepayment date and ending on the Maturity Date.

Pursuant to the terms of both the Notes and the Warrants, a holder may not be issued Shares if, after giving effect to the conversion of the Notes or exercise of the warrants, as applicable, the holder, together with its affiliates, would beneficially own in excess of 9.99% of the outstanding shares of Common Stock. In addition, in the event the Company consummates a consolidation or merger with or into another entity or other reorganization event in which the Common Stock is converted or exchanged for securities, cash or other property, or the Company sells, assigns, transfers, conveys or otherwise disposes of all or substantially all of its assets or the Company (other than the sale, merger or asset sale of IPSA) or another entity acquires 50% or more of the outstanding Common Stock, then following such event, (i) at their election within 30 days of consummation of the transaction, the holders of the Notes will be entitled to receive the Prepayment Amount, and (ii) the holders of the Warrants will be entitled to receive upon exercise of such Warrants the same kind and amount of securities, cash or property which the holders would have received had they exercised the Warrants immediately prior to such transaction. Any successor to the Company or surviving entity shall assume the Company’s obligations under the Notes and the Warrants.

As of the note and warrant issue dates, the Company has available 2,000,000 shares of Common Stock for issuances to be allocated, pro rata, among the Purchasers of the Notes and Warrants at the Initial Closing. With, or within 30 days after, the consummation of a such a consolidation or merger, the Company or any Successor Entity, at the Holder’s option shall purchase or exchange for cash or an equal amount of securities or property all or any portion of any related warrants from the Holder, by paying the Holder an amount equal to the Black Scholes Value of the remaining unexercised portion of such warrant on the date of such a consolidation or merger.

Excluding the 2,000,000 shares discussed above, the Notes shall not be convertible into Common Stock (nor any interest paid in Common Stock), and the Warrants shall not be exercisable for Common Stock, until the Company has a sufficient number of shares of Common Stock available for issuance to permit full conversion or exercise of the Notes and Warrants, respectively. On October 24, 2016 (See Note 14) the Company held a special stockholders meeting at which time the Stockholders approved an amendment to its certificate of incorporation in order to, among other things, provide for a sufficient number of authorized shares of Common Stock to permit the full conversion or exercise, as applicable. If the Company had failed to obtain such stockholder approval on or prior to December 31, 2016, a holder could, at its option any time through January 31, 2017, require the Company to repurchase all or any portion of the holder’s (i) Note (or the amount outstanding thereunder), or (ii) Warrant, at an amount of cash equal to the Black Scholes Value of the remaining unexercised portions of such Warrant on December 31, 2016.

Due to the potential for cash settlement as of the warrant issuance dates and as of September 30, 2016, the fair value of the warrants were recorded as a derivative liability. Should the Board approve the change in the Company’s authorized shares as discussed above and in Note 14, the fair value of these warrants will be marked to market through such effective date, and the balance will be reclassified to equity.

In recording the proceeds of the Convertible Debt Liability, the Company determined that the $3,696,000 in investment proceeds must be allocated between the notes and warrants, based on the fair value of the warrants, with the intrinsic value of the beneficial conversion feature of the notes along with the fair value of the warrants, being recorded as a debt discount. The Company calculated this debt discount value to be $2,094,150, which was recoded as a deduction in the Convertible Debt Liability on the Company’s balance sheet as of September 30, 2016. The debt discount is being amortized as interest expense over the three year term of the notes. In September 2016, the Company recognized $21,200 in interest expense associated with this amortization.

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

The performance of the business is evaluated at the segment level. Cash, debt and financing matters are managed centrally. These segments operate as one from an accounting and overall executive management perspective, though each segment has senior management in place; however, they are differentiated from a marketing and customer presentation perspective, though cross-selling opportunities exist and continue to be pursued. Condensed summary segment information follows for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30, 2016
	Cyber Solutions	Energy Solutions	IPSA / Business Advisory Solutions	Total

Revenue	$1,501,831	$506,566	$6,563,580	$8,571,977
Income (loss) from Operations before Overhead	$(2,232,579)	$(115,323)	$(71,404)	$(2,419,306)
Allocated Corporate Overhead	226,500	76,397	989,888	1,292,785
Loss from Operations	$(2,459,079)	$(191,720)	$(1,061,292)	$(3,712,091)

	Three Months Ended September 30, 2015
	Cyber Solutions	Energy Solutions	IPSA / Business Advisory Solutions	Total

Revenue	$939,584	$422,566	$5,275,699	$6,637,849
Income (loss) from Operations before Overhead	$(955,926)	$(167,116)	$(807,092)	$(1,930,134)
Allocated Corporate Overhead	241,151	106,257	1,272,264	1,619,672
Loss from Operations	$(1,197,077)	$(273,373)	$(2,079,356)	$(3,549,806)

	Nine Months Ended September 30, 2016
	Cyber Solutions	Energy Solutions	IPSA / Business Advisory Solutions	Total

Revenue	$3,303,919	$1,143,281	$21,461,390	$25,908,590
Income (loss) from Operations before Overhead	$(6,987,265)	$(417,228)	$(344,517)	$(7,749,010)
Allocated Corporate Overhead	534,740	185,040	3,473,529	4,193,309
Loss from Operations	$(7,522,005)	$(602,268)	$(3,818,046)	$(11,942,319)

Assets	$5,479,033	$1,616,781	$26,000,894	$33,096,708

	Nine Months Ended September 30, 2015
	Cyber Solutions	Energy Solutions	IPSA / Business Advisory Solutions *	Total

Revenue	$2,050,862	$1,497,205	$20,574,014	$24,122,081
Income (loss) from Operations before Overhead	$(3,095,326)	$(508,921)	$67,076	$(3,537,171)
Allocated Corporate Overhead	1,160,809	385,237	4,276,520	5,822,566
Loss from Operations	$(4,256,135)	$(894,158)	$(4,209,444)	$(9,359,737)

Assets	$4,848,306	$2,542,983	25,696,894	$33,088,183

●
IPSA revenues and expenses were consolidated effective as of February 9, 2015; therefore, the results of operations for 2015 reflect the results as of the February 9, 2015 acquisition date.

Note 10 – Commitments and Contingencies:

Platte River Insurance Company (“Platte River”) instituted an action on April 8, 2015, in the United States District Court for the District of Massachusetts in which Platte River claims that the Company signed as a co-indemnitor in support of surety bonds issued by Platte River on behalf of Prime Solutions for the benefit of Honeywell pursuant to Prime Solutions, Inc.’s (“Prime”) solar project located in Worcester Massachusetts (the “Prime Contract”).  The Company filed its answer to the complaint, denying the allegations of Platte River. On February 1, 2016 the Company received a demand letter from Platte River for immediate payment of an $868,617 claim under the terms of the co-indemnity agreement. The Company continued to deny the allegations and did not agree to the demand. The Company’s maximum liability exposure under the bond was $1,412,544, if Prime failed to meet its contracted obligations. In October 2014, the Company determined it probable that Prime did fail to meet its contracted obligations under the Prime Contract, and therefore, the potential existed that the Company would have to meet outstanding Prime Contract obligations. On April 11, 2016, the Company settled this litigation with an agreement to pay $650,000, an amount that was initially accrued as a Selling, General and Administrative expense on the Consolidated Statement of Operations during 2014. Per the settlement agreement, the Company paid $325,000 on April 19, 2016. The original settlement agreement was modified and the remaining $325,000 was paid in two installments, $162,500 on July 15, 2016 and $162,500 on August 1, 2016. As of September 30, 2016 $0 remained in accrued expenses and other current liabilities.

The Company and two senior executives of the Company are named as defendants (the “Defendants”) in a class action proceeding filed on June 23, 2015, in the U.S. District Court for the Central District of California.  On September 24, 2015, the U.S. District Court for the Central District of California granted a motion to transfer the lawsuit to the United States District Court for the District of Colorado.  On October 14, 2015, the Court appointed David Hampton as Lead Plaintiff and approved Hampton’s selection of the law firm Levi & Korsinsky LLP as Lead Counsel.  Plaintiff filed an Amended Complaint on January 4, 2016.  The Amended Complaint alleges violations of the federal securities laws on behalf of a class of persons who purchased shares of the Company’s common stock between October 17, 2014 and June 15, 2015.  In general, the Amended Complaint alleges that false or misleading statements were made or that there was a failure to make appropriate disclosures concerning the Company’s cyber security business and products.  On February 18, 2016, the Company filed a motion to dismiss Plaintiff’s Amended Complaint. Plaintiff filed an opposition to the motion to dismiss and the Company replied on May 4, 2016. On August 3, 2016, the U.S. Magistrate Judge issued a recommendation that the Court grant Plaintiff’s motion to strike certain exhibits from Defendants’ motion to dismiss, and on August 4, 2016, the U.S. Magistrate Judge issued a recommendation that the Court grant in part and deny in part Defendants’ motion to dismiss the Amended Complaint.  On September 21, 2016 the United States District Court for the District of Colorado dismissed, with prejudice, the class action suit. On October 21, 2016 the plaintiffs filed a notice of appeal to the decision. The clerk of the court notified the parties of the filing for appeal and recorded the opening on November 7, 2016. The Plaintiff’s have 40 days thereafter to file their brief, and the Defendants then have 30 days there after to respond to the Plaintiff’s brief.  We cannot predict the outcome of this appeal; however, the Company believes the appeal lacks merit.  No liability has been recorded in the financial statements for this matter.

Note 11 – Related Party Transactions:

Centurion Holdings, of which Mr. Grano, the Company’s Chairman and CEO, and a shareholder, has a sublease agreement for a portion of its office in New York with IPSA. The lease is at market rates of $21,609 per month and constitutes IPSA’s New York Office. The lease expires during August 2018.

On August 22, 2016, Mr. Grano the Company’s Chairman and CEO, and a shareholder, entered into a Promissory Note with the Company, whereby Mr. Grano lent the Company $500,000 as a one year promissory note at an annual interest rate of 4%, with the note and interest payable upon the August 22, 2017 maturity date.

On August 25, 2016, Joseph J. Grano, Jr., the Company's Chief Executive Officer, and Dan Wachtler, Chief Executive Officer of IPSA International, a wholly-owned subsidiary of the Company, voluntarily agreed to reduce each of their respective annual base salaries to $250,000. Mr. Grano also agreed to cancel any bonus payments that may have otherwise been earned, until such time as the Company is profitable.

On September 26, 2016 Mr. Grano, through Centurion Holdings, of which he is Chairman and CEO, owned 1,036,842 stock options at strike price of $0.76 per share. Upon approval of the Board of Directors, 528,789 of these stock options were re-issued to Mr. Grano with the same terms and conditions, with the remaining 508,053 options cancelled and reissued to Centurion Holdings associates of Mr. Grano’s as $1.10 five year warrants with no cashless exercise provisions.

Note 12 – Liquidity and Capital Resources:

As of September 30, 2016, we had cash and cash equivalents of $2,032,338, compared to $795,682 at December 31, 2015, an increase of $1,236,656. The increase is primarily attributable to the proceeds from the equity financing transactions and warrant and stock option exercises and convertible debt and related party loans during the first nine months of 2016 which totaled approximately $11,200,000, offset by the net cash used in operations and investing of approximately $10,000,000.

Our objective from a liquidity perspective is to use operating cash flows to fund day to day operations. In both the first nine months of 2016 and 2015 we did not achieve this objective, as cash flow from operations in the first nine months of 2016 and 2015 has been the net use of $9.4 million and $10.4 million, respectively. Our high use of cash has been predominantly caused by competitive pricing pressures decreasing gross margins for the IPSA/BAS business segments, costs for the ramp up of root9B, our cyber security subsidiary, the cyber solutions employee base and capital costs associated with the build out of the Adversarial Pursuit Center and other expansion related costs.

New IPSA and Cyber Solutions client engagements in the first nine months of 2016, while increasing revenues for the three months ended September 30, 2016 versus 2015, have not scaled to the revenue and gross margin levels that the Company expected in providing sufficient resources to significantly improve the Company’s liquidity position. Continued investments in the Cyber Solutions business segment and the reduced revenue and gross margin forecasts have resulted in the Company’s need to raise additional capital.

On August 22, 2016 the Company announced its strategic intent to focus on the root9B cybersecurity business and the approval of the Company’s Board of Director’s to evaluate the divestiture of the IPSA International and remaining components of the Energy Solutions business. The Company is in the process of assessing the feasibility and possible sale prices of these business segments. The Company has yet to determine a price at which it would be willing to sell these business segments and, as such, no assurances can be made as to their eventual sale.

In an attempt to improve the marketability of the Company’s common stock, on October 24, 2016 the Company’s Stockholders approved an amendment to the Company’s certificate of incorporation approving a reverse stock split of between 1:9 to 1:18 and approved an amendment to the company’s certificate of incorporation to decrease the company’s authorized shares of common stock from 125 million shares to 30 million shares. The net effect of these proposals when or if they are implemented by the Board will enable the Company to increase its post reverse stock split authorized share limit and satisfy the Company’s conversion and exercise obligations under the Company’s current outstanding securities and provide the company with greater flexibility to raise additional capital when it is needed.

In addition to a possible divesture of the IPSA International and remaining components of the Energy Solutions business, the Company continues to pursue the sale of the remaining $6 million convertible promissory notes with attached warrants, as discussed in Note 8, as well as other available options for obtaining additional financing. No assurances can be given that the Company will be successful in obtaining the necessary financing. Without additional funding, the issues of not generating material revenue increases and having negative operating cash flows, among other issues, raise substantial doubt about our ability to continue as a “going concern.”

Note 13 – Goodwill and Intangibles Impairment:

The Company completes an annual impairment analysis each year by applying both Step 1 and Step 2 tests, as applicable, according to FASB ASC 350. The annual impairment testing date has been October 1st and typically the Company would record any impairment arising from such tests in the 4th quarter. Based upon a mid-year review of the IPSA, BAS and Cyber Solutions business unit growth plans, management accelerated the timing of this analysis to the 3rd quarter of 2016. In determining impairment charges, the Company uses a discounted cash flow approach and engaged an outside valuation form to assist the Company
As a result of the impairment testing, during the three months ended September 30, 2016 the Company recorded a goodwill impairment write-down of $2,044,477 for the BAS business segment, reducing the goodwill valuation to $273,301 from $2,317,778 as of June 30, 2016. No impairment charges were required for the IPSA and Cyber Solutions business units.

Note 14 – Subsequent Events:

On October 24, 2016 the Company held a special stockholders meeting at which time the Stockholders approved an amendment to the Company’s certificate of incorporation effecting a reverse stock split of between 1:9 to 1:18 and approved an amendment to the company’s certificate of incorporation to decrease the company’s authorized shares of common stock from 125 million shares to 30 million shares. The net effect of these proposals when or if they are implemented by the Board will enable to increase its post reverse stock split authorized share limits and satisfy the Company’s conversion and exercise obligations under the Company’s current outstanding securities and provide the company with greater flexibility to raise additional capital when it is needed. In addition, the Company has filed a preliminary listing application with NASDAQ Capital Markets. No assurance can be given that after the proposed stock split is authorized by the Board the Company will meet the listing requirements of NASDAQ Capital Markets.

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

The following discussion summarizes the significant factors affecting our results of operations and financial condition for the three month periods ended September 30, 2016 and September 30, 2015 (“third quarter of 2016 ” and “third quarter of 2015 ”, respectively) and the nine month periods ended September 30, 2016 and 2015. This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended December 31, 2015 (“2015”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for 2015.

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

On August 22, 2016 the Company announced its strategic intent to focus on the root9B cybersecurity business and the approval of the Company’s Board of Director’s to evaluate the divestiture of the IPSA International and remaining components of the Energy Solutions business. The Company is in the process of assessing the feasibility and possible sale prices of these business segments. The Company has yet to determine a price at which it would be willing to sell these business segments and as such no assurances can be made as to their eventual sale.

Results of Operations

Our results of operations for the third quarter of 2016 and the third quarter of 2015 are highlighted in the table below and discussed in the following paragraphs:

	3 Months Ended September 30,
	2016	% of Net Revenue	2015	% of Net Revenue
Net Revenue	$8,571,977		$6,637,849
Operating Expenses:
Cost of revenues	7,072,845	82.5%	5,232,364	78.8%
Selling, general & administrative	4,661,496	54.4%	4,537,800	68.4%
Depreciation and amortization	549,727	6.4%	417,491	6.3%
Total operating expenses	12,284,068	143.3%	10,187,655	153.5%
Loss from Operations	(3,712,091)	-43.3%	(3,549,806)	-53.5%
Other Income (Expense):
Derivative income (expense)	1,089,617	12.7%	(22,477)	-0.4%
Goodwill Impairment	(2,044,477)	-23.9%
Interest expense, net	(201,110)	-2.4%	(167,427)	-2.5%
Other income (expense)	(94,472)	-1.1%	(128,667)	-1.9%
Total other income (expense)	(1,250,442)	-14.6%	(318,571)	-4.8%
Loss Before Income Taxes	(4,962,533)	-57.9%	(3,868,377)	-58.3%
Income Tax Benefit (Expense)	(131,468)	-1.5%	(157,485)	-2.4%
Net Loss	(5,094,001)	-59.4%	(4,025,862)	-60.7%

Net Loss Attributable to Common Stockholders	$(5,094,001)	-59.4%	$(4,025,862)	-60.7%

Comparison of the three months ended September 30, 2016 to the three months ended September 30, 2015

Net Revenue

Total revenue for the quarter ended September 30, 2016 was $8,571,977 as compared to $6,637,849 for the quarter ended September 30, 2015, a net increase of $1,934,128, or 29.1%. Revenue by segment was as follows:

	Three Months Ended September 30
	2016	2015	% growth

Cyber Solutions	$1,501,831	$939,584	59.8%

IPSA/Business Advisory Solutions:
Without IPSA	1,365,171	1,851,791	-26.3%
IPSA	5,198,409	3,423,908	51.8%
Total IPSA/Business Advisory Solutions	6,563,580	5,275,699	24.4%

Energy Solutions	506,566	422,566	19.9%

Total Revenue	$8,571,977	$6,637,849	29.1%

Cyber Solutions Segment

Revenue for the CS segment for the quarter ended September 30, 2016 increased $562,247 or 59.8% as compared to the quarter ended September 30, 2015. The primary reason for the increase in revenue is due to a $558,595 or 118% increase in training revenue, a $228,389 or 97% increase in operations center revenue, offset by a $224,735 or 97% decrease in cyber tools revenue as compared to quarter ended September 30, 2015. The increase in training and operations center revenue reflects the results of recent sales efforts.

IPSA / Business Advisory Solutions Segment

Revenue for the IPSA / BAS segment for the quarter ended September 30, 2016 increased $1,287,881 or 24.4% as compared to the quarter ended September 30, 2015. Revenue for the IPSA segment increased $1,774,501 or 51.8% for the quarter ended September 30, 2016 as compared to the quarter ended September 30, 2015. Revenue for the BAS segment decreased $486,620 or 26.3%. The IPSA revenue increase is related primarily to Anti-Money Laundering (AML) risk advisory, operational, investigative and remedial services revenue from new clients. The decline in revenue for the BAS segment was due to a decline in revenue from existing customers, increased pricing competition from larger business advisory service providers and an inability to timely replace existing customer revenue reductions with new customers and projects.

In August 2016 the Company announced its intent to evaluate the divestiture of the IPSA International business.

Energy Solutions Segment

Revenue for the ES segment for the quarter ended September 30, 2016 increased $84,000 or 19.9% as compared to the quarter ended September 30, 2015. This increase in revenue is reflective of a temporary increase in solar controls revenue associated with a new contract. In the latter half of 2014, the Company announced that it was de-emphasizing the energy business, this shift in strategy and the resulting sale of its assets in the first quarter of 2015, continues to have a negative impact on this segments revenue growth.

In August 2016, the Company announced its strategic intent evaluate the divestiture of the remaining components of the Energy Solutions business

Gross Margin

Gross margin (revenue less cost of revenues, defined as all costs for billable personnel in the IPSA / BAS business segment and the direct cost of goods and subcontract services for the CS and ES segments) increased $93,647 or 6.7% to $1,499,132 for the quarter ended September 30, 2016 from $1,405,485 for the quarter ended September 30, 2015. As a percentage of revenue, gross margin decreased to 17.5% of revenues in the third quarter of 2016 from 21.2% in the third quarter of 2015. The main reasons for the decrease in gross margin relate to the Cyber Solutions gross margin decreasing $313,510 to ($419,675), the IPSA / BAS gross margin increasing $472,746 to $1,928,169 and the ES segment gross margins decreasing $65,589 to ($9,362), which are discussed below.

For the Cyber Segment, the gross margin decrease of $313,510 relates to a revenue increase of $562,247, being offset by a $875,757 increase cost of sales: $521,447 related to increased employee head count and expenses, and $354,310 related to increases in costs associated with the continued investment in future revenue driving resources and the expansion of the cyber proprietary platform, which were charged to cost of revenues.

The IPSA / BAS Segment gross margin increase of $472,746 is the result of a $1,287,699 revenue increase being offset by $857,194 in increased cost of revenue related to direct employee expenses, $245,268 in increased cost of revenue related sub-contractor expenses, and other project related directly billable expenses decreasing $287,325.

The Energy Solutions Segment gross margin decrease of $65,589 relates to a $84,000 revenue increase being offset by a $149,589 increase in non-employee sub-contractor and project related direct materials related cost of revenue expenses, the result being various unprofitable client projects during the quarter ended September 30, 2016.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased to $4,661,496 in the third quarter of 2016 from $4,537,800 in the third quarter of 2015, an increase of $123,696 or 2.7%. As a percentage of net revenue, SG&A expenses decreased to 54.4% in the third quarter of 2016 as compared to 68.4% in the third quarter of 2015. The decrease in SG&A expenses as a percentage of revenue was due primarily to the increase in 2016 third quarter revenue versus 2015. By business segment the $123,696 increase breaks out as follows: the IPSA/BAS segment decreased $294,642, the ES segment decreased $64,506, the CS segment increased $854,216 and Corporate Overhead decreased $371,372. The Company accounts for and manages expenses as those directly related to a business segment and corporate overhead expenses which includes executive compensation, back office functions, such as finance and human resources, and other administrative costs. Expenses related to these groups are discussed below.

Cyber Segment

SG&A expenses in the CS segment increased to $1,631,598 in the third quarter of 2016 as compared to $777,382 in the third quarter of 2015, an increase of $854,216 or 109.9%. The increase is primarily due to increased labor costs of approximately $505,000, increased travel of $45,000, increased professional services and advertising expenses of $168,000 and increased rent and utilities expense of $136,000. Labor costs and travel expense increased during the third quarter of 2016 as, in anticipation of future growth in the cyber segment, the Company continues to invest in additional sales and marketing and other operating CS resources. Rent expense increased as the Company leased additional new office/training facilities. CS expenses as a percentage of segment revenue increased to 108.6% in the third quarter of 2016 from 82.7% in the third quarter of 2015.

IPSA / BAS Segment

SG&A expenses in the IPSA / BAS segment decreased to $1,649,237 in the third quarter of 2016 as compared to $1,943,878 in the third quarter of 2015, an decrease of $294,641 or 15.2%. Most of this decrease relates to reduced SG&A headcount and employee related expenses. IPSA / BAS expenses as a percentage of segment revenue decreased to 25.1% in the third quarter of 2016 from 36.9% in the third quarter of 2015, primarily due to reduced employee related expenses and an increase in segment revenue.

ES Segment

SG&A expenses in the ES segment decreased to $96,526 in the third quarter of 2016 as compared to $202,215 in the third quarter of 2015, a decrease of $105,689 or 52.3%. The decrease is primarily attributable to reduced employee and professional services expenses. Due primarily to control of operating expenses, ES expenses as a percentage of segment revenue decreased to 19.1% in the third quarter of 2016 from 47.9% in the third quarter of 2015.

Corporate Overhead

Corporate Overhead SG&A expenses decreased to $1,284,135 in the third quarter of 2016 from $1,614,325 in the third quarter of 2015, a decrease of $330,190 or 19.9%. The main drivers of the decrease were a reduction in personnel and labor costs of $200,000, an increase in stock option expense for employees and directors of $57,000, an decrease in Directors fees and expenses of $60,000, an increase in business insurance costs of $47,000, and a $165,000 net decrease in professional services and other corporate expenses.

Other Income (Expense)

Other Income (Expense) for the third quarter of 2016 resulted in an expense of $1,250,442 as compared to expense of $318,571 in the third quarter of 2015. The main component of the increase in other income (expense) is the non-cash derivative (expense) income and other income and is discussed below.

Derivative (expense) income

From May 2010 through the first quarter of 2013, the Company issued Series B Preferred Stock, Debentures, Series C Preferred Stock, 7% Convertible Redeemable Promissory Notes, and Series D Preferred Stock, all with detachable common stock purchase warrants deemed to be derivative instruments. These warrants are recorded as derivative liabilities and “marked-to-market” based on fair value estimates at each reporting date. Collectively, these derivatives were valued at an estimated fair value of $400,492 at September 30, 2016, with an decrease in value since June 30, 2016 of $1,454,226, being recognized as derivative (non-cash) expense on the consolidated statement of operations for the third quarter of 2016.

The issuance of the derivative features issued to Qualified Purchasers during the first quarter of 2016 had an estimated value of $1,408,738 as of September 30, 2016, with the increase in value since June 30, 2016 of $338,293 being recognized as derivative (non-cash) expense on the consolidated statement of operations for the third quarter of 2016.

The issuance of the derivative features issued to the Convertible Promissory Note holders during the third quarter of 2016 had an estimated value of $923,686 as of September 30, 2016, with the derivative (non-cash) expense being recognized on the consolidated statement of operations for the third quarter of 2016.

For the quarter ended September 30, 2015, the change in derivative valuation for the like period was non-cash income of $1,089,617

Goodwill Impairment

As a result of the impairment testing, during the three months ended September 30, 2016 the Company recorded a goodwill impairment write-down of $2,044,477 for the BAS business segment, reducing the goodwill valuation to $273,301 from $2,317,778 as of June 30, 2016. No impairment charges were required for the IPSA and Cyber Solutions business units.

Other income (expense)

Other income (expense) decreased to an expense of ($94,472) in the third quarter of 2016 as compared to an (expense) of $128,667 in the third quarter of 2015. During the third quarter of 2016, the Company had miscellaneous other income, and realized losses on the conversion to US dollars on the payment of IPSA accounts receivable in foreign currency amounts greater than the carrying value of the original invoice totaling ($8,401), and unrealized losses on the conversion to US dollars on the payment of IPSA accounts receivable in foreign currency amounts greater than the carrying value of the original invoice of ($86,071).

Interest Expenses

Interest expense increased to $201,110 in the third quarter of 2016 versus $167,427 in the third quarter of 2015.

Income Tax Benefit (Expense)

The Company had an income tax expense for the third quarter of 2016 of $131,468 compared to a $157,485 of expense during the third quarter of 2015. The effective tax rate was (1.44)% in the third quarter of 2016 and (24.3)% in the third quarter of 2015. The Company’s first quarter tax expense relates primarily to pre-tax net income from IPSA’s Canadian subsidiary.

Preferred Stock Dividends

The Company has two series of Convertible Preferred Stock which pay dividends at annual specified rates. The two series are: 7% Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock, which has a 7% dividend rate. There were no dividends paid during the third quarter of 2016 or 2015.

Common Stock Dividend

No dividend for common stock has been declared during the quarter ended September 30, 2016, and the Company does not anticipate declaring dividends in the foreseeable future.

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015

Our results of operations for the first nine months of 2016 and the first nine months of 2015 are highlighted in the table below and discussed in the following paragraphs:

	Nine Months Ended September 30,
	2016	% of Net Revenue	2015	% of Net Revenue
Net Revenue	$25,908,590		$24,122,081
Operating Expenses:
Cost of revenues	22,410,844	86.5%	18,630,208	77.2%
Selling, general & administrative	13,832,055	53.4%	13,108,647	54.4%
Depreciation and amortization	1,608,010	6.2%	1,093,521	4.5%
Acquisition related costs	-	0.0%	649,442	2.7%
Total operating expenses	37,850,909	146.1%	33,481,818	138.8%
Loss from Operations	(11,942,319)	-46.1%	(9,359,737)	-38.8%
Other Income (Expense):
Derivative income	1,912,821	7.4%	3,768,199	15.6%
Goodwill Impairment	(2,044,477)	-7.9%
Loss on extinguishment of debt	(226,380)	-0.9%	-	-
Interest expense, net	(460,745)	-1.8%	(698,068)	-2.8%
Other income (expense)	(138,880)	-0.6%	(39,430)	-0.2%
Total other income	(957,661)	-3.7%	3,030,701	12.6%
Loss Before Income Taxes	(12,899,980)	-49.8%	(6,329,036)	-26.2%
Income Tax Benefit (Expense)	(264,723)	-1.0%	1,881,017	7.8%
Net Loss	(13,164,704)	-50.8%	(4,448,019)	-18.4%
Preferred Stock Dividends	(6,857)	-0.0%	(406,372)	-1.7%
Net Loss Attributable to Common Stockholders	$(13,171,561)	-50.8%	$(4,854,391)	-20.1%

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015

The result of operations described below includes the Cyber Solutions (“CS”) and the Energy Solutions (“ES”) segments for the nine months ended September 30, 2016 and 2015. We acquired IPSA International, Inc. on February 9, 2015 and this new business is included in the IPSA Business Advisory Solutions (“IPSA/BAS”) segment as of the acquisition date.

Net Revenue

Total revenue for the nine months ended September 30, 2016 was $25,908,590 as compared to $24,122,081 for the nine months ended September 30, 2015, a net increase of $1,786,509, or 7.4%. Revenue by segment was as follows:

	Nine Months Ended September 30
	2016	2015	% growth

Cyber Solutions	$3,303,919	$2,050,862	61.1%

IPSA/Business Advisory Solutions:
Without IPSA	3,983,964	6,717,338	-40.7%
IPSA	17,477,426	13,856,676	26.1%
Total IPSA/Business Advisory Solutions	21,461,390	20,574,014	4.3%

Energy Solutions	1,143,281	1,497,205	-23.6%

Total Revenue	$25,908,590	$24,122,081	7.4%

Cyber Solutions Segment

Revenue for the CS segment for the nine months ended September 30, 2016 increased $1,253,057 or 61.1% as compared to the nine months ended September 30, 2015. The primary reason for the increase in revenue is due to a $1,242,083 or 203% increase in operations center revenue. The other areas of revenue, mostly training, recorded a net increase of $10,977 in revenue during the nine months ended September 30, 2016 as compared to nine months ended September 30, 2015. The increase in operations center revenue reflects the results of more recent sales efforts.

IPSA / Business Advisory Solutions Segment

Revenue for the IPSA / BAS segment for the nine months ended September 30, 2016 increased $887,376 or 4.3% as compared to the nine months ended September 30, 2015. Revenue for the IPSA segment increased $3,620,750 or 26.1% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, which for this segment only included revenue from the acquisition date of February 9, 2015 through September 30, 2015. Revenue for the BAS segment, excluding the contribution of the IPSA acquisition, for the nine months ended September 30, 2016, decreased $2,733,374 or 40.7% as compared to the nine months ended September 30, 2015.

The IPSA revenue increase is related primarily to Anti-Money Laundering (AML) risk advisory, operational, investigative and remedial services revenue from new clients. The decline in revenue for the BAS segment was due to a decline in revenue from existing customers, increased pricing competition from larger business advisory service providers and an inability to timely replace existing customer revenue reductions with new customers and projects.

On a pro-forma basis, comparing the IPSA revenues of the first nine months of 2016 with the first nine months of 2015, as if the IPSA acquisition had taken place on January 1, 2015, IPSA revenues decreased $1,411,522 or 7.5% from a pro-forma $18,888,948 in the first nine months of 2015 to $17,477,426 in the first nine months of 2016.

In August 2016 the Company announced its intent to evaluate the divestiture of the IPSA International business.

Energy Solutions Segment

Revenue for the ES segment for the nine months ended September 30, 2016 decreased $353,924 or 23.6% as compared to the nine months ended September 30, 2015. This decline in revenue is reflective of the continued shift in strategy and repositioning that was announced in September 2014, when the Company decided to de-emphasize the energy business and, as a result the assets of the energy audit business were sold in the first quarter of 2015. This continued shift in the Company’s strategy was the primary reason for the decline in revenue.

In August 2016 the Company announced its intent to evaluate the divestiture of the remaining components of the Energy Solutions business.

Gross Margin

Gross margin (revenue less cost of revenues, defined as all costs for billable personnel and direct cost of goods and subcontract services, decreased $1,994,127 or 36.3% to $3,497,746 for the nine months ended September 30, 2016 from $5,491,873 for the nine months ended September 30, 2015. As a percentage of revenue, gross margin decreased to 13.5% of revenues in the first nine months of 2016 from 22.8% in the first nine months of 2015. The main reasons for the decrease in gross margin relate to the Cyber Solutions gross margin decreasing $958,956 to ($2,015,150), the IPSA / BAS gross margin decreasing $715,160 to $5,588,863 and the ES segment gross margins decreasing $320,011 to ($75,967) which are discussed below.

For the Cyber Segment, the gross margin decrease of $958,956 relates to a revenue increase of $1,253,057, being offset by a $2,212,013 increase cost of sales: $1,570,865 related to increased employee expenses and $641,148 related to increases in costs associated with the continued investment in future revenue driving resources and the expansion of the cyber proprietary platform, which were charged to cost of revenues.

The IPSA / BAS Segment gross margin decrease of $715,160 is the result of a $887,376 revenue increase, offset by $732,173 in increased employee expenses, $1,064,276 in increased sub-contract labor expenses and a $193,913 decrease in direct project expenses.

The Energy Solutions Segment gross margin decrease of $320,011 relates to a $353,924 revenue decrease being offset by a $33,913 decrease in non-employee related cost of revenue expenses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased to $13,832,055 in the first nine months of 2016 from $13,108,647 in the first nine months of 2015, an increase of $723,408 or 5.5%. As a percentage of net revenue, SG&A expenses increased to 53.1% in the first nine months of 2016 as compared to 54.4% in the first nine months of 2015. By business segment the $723,408 increase breaks out as follows: the IPSA/BAS segment decreased $474,866, the ES segment decreased $385,794, the CS segment increased $2,690,213 and Corporate Overhead decreased $1,106,146. The Company accounts for and manages expenses as those directly related to a business segment and corporate overhead expenses which includes executive compensation, back office functions, such as finance and human resources, and other administrative costs. Expenses related to these groups are discussed below.

Cyber Segment

SG&A expenses in the CS segment increased to $4,575,096 in the first nine months of 2016 as compared to $1,884,883 in the first nine months of 2015, an increase of $2,690,213 or 142.7%. The increase is primarily due to increased labor costs of approximately $2,093,000, increased travel and continuing employee education and training of $224,000, increased professional services of $291,000 and increased rent and utilities expense of $82,000. Labor costs and travel expense increased during the first nine months of 2016 as the Company continues to grow and build out CS resources and expertise as the Company positions for future growth in the cyber segment. Rent expense increased as the Company leased additional office/training facilities. CS expenses as a percentage of segment revenue increased to 138.5% in the first nine months of 2016 from 91.9% in the first nine months of 2015.

IPSA / BAS Segment

SG&A expenses in the IPSA / BAS segment decreased to $4,902,687, in the first nine months of 2016 as compared to $5,377,553 in the first nine months of 2015, an decrease of $474,866 or 8.8%. Most of this decrease relates to decreased employee headcount offset by slight increases in employee travel, professional services, rent, and utilities. IPSA / BAS expenses as a percentage of segment revenue decreased to 22.8% in the first nine months of 2016 from 26.1% in the first nine months of 2015, primarily due to the decrease in expenses.

ES Segment

SG&A expenses in the ES segment decreased to $304,588 in the first nine months of 2016 as compared to $690,382 in the first nine months of 2015, a decrease of $385,794 or 55.9%. The decrease is primarily attributable to employee and non-revenue related professional services expenses. ES expenses as a percentage of segment revenue decreased to 26.6% in the first nine months of 2016 from 46.1% in the first nine months of 2015, primarily due to the decrease in segment revenue and and expenses.

Corporate Overhead

Corporate Overhead SG&A expenses decreased to $4,049,685 in the first nine months of 2016 from $5,155,830 in the first nine months of 2015, a decrease of $1,106,146 or 21.5%. The main drivers of the decrease were a reduction in personnel and labor costs of $998,000, an increase in stock option expense for employees and directors of $193,000, an decrease in Directors fees and expenses of $124,000, an increase in business insurance costs of $49,000, an $226,000 net decrease in professional services and other corporate expenses.

Acquisition related costs

On February 6, 2015, the Company entered into an Agreement and Plan of Merger with IPSA International, Inc. (“IPSA”). On February 9, 2015, the Company and IPSA consummated and closed the Merger. During the first nine months of 2015, the Company incurred one-time charges for legal, accounting and advisory fees of $649,442 related to the merger transaction.

Other Income (Expense)

Other Income (Expense) for the first nine months of 2016 resulted in expense of $798,248 as compared to income of $3,030,701 in the first nine months of 2015. The main component of the decrease in other income (expense) is the non-cash derivative (expense) income, non-cash loss on the extinguishment of debt and other income and is discussed below.

Derivative (expense) income

From May 2010 through the first quarter of 2013, the Company issued Series B Preferred Stock, Debentures, Series C Preferred Stock, 7% Convertible Redeemable Promissory Notes, and Series D Preferred Stock, all with detachable common stock purchase warrants deemed to be derivative instruments. These warrants are recorded as derivative liabilities and “marked-to-market” based on fair value estimates at each reporting date. Collectively, these derivatives were valued at an estimated fair value of $400,492 at September 30, 2016.

The issuance of the derivative features issued to Qualified Purchasers during the first quarter of 2016 had an estimated value of $1,408,738 as of September 30, 2016.

The issuance of the derivative features issued to the Convertible Promissory Note holders during the third quarter of 2016 had an estimated value of $923,686 as of September 30, 2016, with the derivative (non-cash) expense being recognized on the consolidated statement of operations for the third quarter of 2016.

The change in value of these derivative instruments resulted in the recognition of non-cash derivative income totaling $1,912,821 for the nine months ended September 30, 2016, compared to $3,768,199 for the nine months ended September 30, 2015.

Goodwill

As a result of the impairment testing, during the three months ended September 30, 2016 the Company recorded a goodwill impairment write-down of $2,044,477 for the BAS business segment, reducing the goodwill valuation to $273,301 from $2,317,778 as of June 30, 2016. No impairment charges were required for the IPSA and Cyber Solutions business units.

Extinguishment of Debt

The April 2016, Note Extension Agreement the Company executed with existing note holders who held Promissory Notes for $1,600,000 scheduled to mature on May 21, 2016, whereby the note holders agreed to extend the maturity date of the Promissory notes to May 21, 2017, also granted the note holders to receive 480,000 five year warrants with an exercise price of $1.10 per share. The value of these warrants as of the grant date resulted in a non-cash expense of $226,380 during the nine months ended September 30, 2016.

Other income (expense)

Other income (expense) decreased to an expense of ($138,880) in the first nine months of 2016 as compared to an expense of $(39,430) in the first nine months of 2015. During the first nine months of 2016, the Company had miscellaneous other income, realized gains on the change in carrying value of term life insurance and realized gains on the conversion to US dollars on the payment of IPSA accounts receivable in foreign currency amounts greater than the carrying value of the original invoice totaling $33,743, offset by unrealized losses on the conversion to US dollars on the payment of IPSA accounts receivable in foreign currency amounts greater than the carrying value of the original invoice of ($172,623).

Income Tax Benefit (Expense)

The Company had an income tax expense for the nine months ended September 30, 2016 of ($264,723) compared to a $1,881,017 income tax benefit for the nine months ended September 30, 2015. The effective tax rate was (1.61)% in the first nine months of 2016 and (30.1)% in the first nine months of 2015. The Company’s 2016 tax expense relates primarily to pre-tax net income from IPSA’s Canadian subsidiary.

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

Preferred Stock Dividends

The Company has two series of Convertible Preferred Stock which pay dividends at annual specified rates. The two series are: 7% Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock, which has a 7% dividend rate. See further discussion on the Convertible Preferred Stock in Note 8 to the Financial Statements. Dividends paid during the first nine months of 2016 to Series B shareholders were 4,969 shares of common stock, valued at $6,857. Dividends paid during the first nine months of 2015, which were paid in common stock, were valued at issuance as follows: to Series B, 36,369 shares valued at $56,372, and to Series C, 225,807 shares valued at $350,000.

Common Stock Dividend

No dividend for common stock has been declared as of the nine month period ended September 30, 2016, and the Company does not anticipate declaring dividends in the foreseeable future.

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

In March, 2016 the FASB issued Accounting Standards Update 2016-09. Stock Compensation (“ASU 2016-09). ASU 2016-09 identifies areas for simplification in accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The standard will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently in the process of evaluating the impact that ASU 2016-09 will have on its financial statements.

Since January 1, 2016, there have been several other new accounting pronouncements and updates to the Accounting Standards Codification. Each of these updates has been reviewed by Management who does not believe their adoption has had or will have a material impact on the Company’s financial position or operating results.

Liquidity and Capital Resources

As of September 30, 2016, we had cash and cash equivalents of $2,032,338, compared to $795,682 at December 31, 2015, an increase of $1,236,656. The increase is primarily attributable to the proceeds from the equity financing transactions and stock option and warrant exercises during the first nine months of 2016 which totaled approximately $11,200,000, offset by the net cash used in operations and capital expenditures of approximately $10,000,000.

Our objective from a liquidity perspective is to use operating cash flows to fund day to day operations. In both the first nine months of 2016 and 2015 we did not achieve this objective, as cash flow from operations in the first nine months of 2016 and 2015 has been the net use of $9.4 million and $10.4 million, respectively. Our high use of cash has been predominantly caused by increased cost of revenues / decreased gross margins caused by increased competitive pricing pressures for the IPSA/BAS business segments, costs for the ramp up of root9B, our cyber security subsidiary, the cyber solutions employee base and capital costs associated with the build out of the Adversarial Pursuit Center and other expansion related costs.

The Company continues to explore various financing alternatives to provide additional liquidity, including an evaluation of the possible divestiture of the IPSA International and remaining components of the Energy Solutions business. The funding of the first and third quarters of 2016 provided relief for near term liquidity pressures. New IPSA and Cyber Solutions client engagements in the first nine months of 2016, while increasing revenues, have not yet scaled to levels that the Company expected in providing sufficient resources to significantly improve the Company’s liquidity position. Continued investments in the Cyber Solutions business segment and the reduced expectations have resulted in the Company’s need to raise additional capital.

Working capital was ($1,234,246) and ($971,669) at September 30, 2016 and December 31, 2015, respectively, a decrease of $262,577 The decrease is driven primarily by the increases in accounts receivable offset by increases in accounts payable and factored accounts receivable obligations.

 Non-current liabilities at September 30, 2016 are $4,391,379, and primarily consist of a derivative liability related to the September 30, 2016 valuation of outstanding common stock purchase warrants and derivative instruments issued to Qualified Purchasers of $2,733,149, and long-term debt obligations of $1,658,230.

Shareholders’ Equity was $17,224,555 at September 30, 2016 (representing 55.5% of total assets), compared to a balance at December 31, 2015 of $21,119,604.

Cash Flows from Operating Activities

During the first nine months of 2016, net cash used in operating activities was $9,385,774 as compared to net cash used in operating activities of $10,373,965 during the first nine months of 2015, a decrease of $988,191. The net cash used during the nine months ended September 30, 2016 was primarily attributable to: i) the net loss of $12,008,030, ii) the net increase in accounts receivable of approximately $1,973,000, iii) an increase in accounts payable and accrued expenses of $1,948,000, iv) proceeds from factored receivables of $1,027,000, and v) non-cash operating and depreciation and amortization expenses of $1,608,000.

Cash Flows from Investing Activities

Cash used in investing activities during the nine month period ended September 30, 2016 was $789,197 and was primarily due to leasehold improvements and capital expenditures for root9B, LLC and an IPSA office.

Cash Flows from Financing Activities

Cash provided by financing activities of $11,230,298 for the first nine months of 2016 was due to the net proceeds from equity financing transactions of $5,331,443, net cash received upon the exercise of stock options and warrants of $1,708,532 and net proceeds from long-term debt obligations of $4,190,323

The Company will need to raise additional funds in order to fund operations. Financing transactions, may include the issuance of equity or debt securities, and obtaining credit facilities, or other financing mechanisms. However, if the trading price of our common stock declines, or if the Company continues to incur losses, this could make it more difficult to obtain financing through the issuance of equity or debt securities. Furthermore, if we issue additional equity or debt securities, stockholders will likely experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional financing may restrict our ability to grow and may affect operations of the Company, its ability to retain and hire critical staff and revenue producing sub-contractors, and will raise substantial doubt about our ability to continue as a “going concern.”

Off-Balance-Sheet Arrangements

As of September 30, 2016, and during the nine month period then ended, there were no other transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party under which we (1) had any direct or contingent obligation under a guarantee contract, derivative instrument, or variable interest in the unconsolidated entity, or (2) had a retained or contingent interest in assets transferred to the unconsolidated entity.

As of September 30, 2016, the Company has issued employees 2,114,000 contingent vesting options. The vesting of these options is contingent on shareholder approval of an increase in the amount of authorized shares of common stock. In the event that the shareholders do not approve the increase in authorized shares by December 7, 2016, the options will be cancelled. The Company has determined that due to the contingent vesting of these options, they are not included in the Company’s outstanding stock options at September 30, 2016.

Outlook

In the latter half of 2014, the Company announced that it was de-emphasizing the energy business and repositioning itself as a cybersecurity and regulatory risk mitigation business. In August 2016 the Company announced its strategic intent to further its focus on the root9B cybersecurity business.

The Company acquired root9B, its wholly owned cybersecurity business at the end of 2013. In 2014, root9B began expanding the number of subject matter experts it employs and developed and enhanced its offensive and defensive cyber operations platforms and tools. These efforts resulted in the development of: i) Orion, an Active Adversary Pursuit (HUNT) platform, ii) Orkos, which identifies compromised credentials and supports predictive remediation, iii) Cerberus, which provides host based security analytics and breach monitoring, and iv) Event Horizon, which provides non attributable network access that allows users to connect to a secure managed tunnel for web, e-mail and file transfers. The Adversary Pursuit Center (APC), root9B’s 24/7 manned cyber security center, opened in September 2015. The APC combines internal and external threat intelligence feeds to drive pursuit operations and perimeter defense within client networks. We believe that root9B’s Orion Hunt Platform and other tools will provide a distinct advantage by allowing customers to focus on identifying potential threats before significant data breaches occur rather than remediation after the occurrence. We are still in the early stages of commercialization and while we believe that our recent business development and sales efforts, enhanced by the opening of the APC in September 2015, will lead to new and expanding client opportunities, there can be no assurances that our continued efforts to commercialize our new products offerings and grow root9B’s revenues will be successful.

In February 2015, the Company acquired IPSA International, Inc., an international risk mitigation consulting firm. IPSA is an established business with operations at a number of locations in and outside of the United States. IPSA’s revenue has historically been generated through a small number of anti-money laundering clients who have traditionally accounted for approximately 80% of total revenue. As these large customer engagements conclude or as new engagements begin, IPSA’s revenue can experience dramatic swings. In order to decrease this dependency, we are focusing efforts on growing IPSA’s other revenue lines, particularly investigations related to the issuance of second passports in Antigua, St Kitts and other emerging markets, which are expected to provide increased revenue stability. When we acquired IPSA, we combined our Business Advisory Solutions unit with IPSA and that combined entity accounted for approximately 84% of our revenues for 2015, 77% in the quarter ended September 30, 2016 and 83% in the first nine months of 2016.

On August 22, 2016 the Company announced its strategic intent to focus on the root9B cybersecurity business and the approval of the Company’s Board of Director’s to evaluate the divestiture of the IPSA International and remaining components of the Energy Solutions business. The Company is in the process of assessing the feasibility and possible sale prices of these business segments. The Company has yet to determine a price at which it would be willing to sell these business segments and as such no assurances can be made as to their eventual sale.

During the quarter ended September 30, 2016 the Company also announced the following management changes related to the strategic intent to focus the Company on the root9B cybersecurity business, i) Daniel Wachtler, previously CEO of the IPSA International business unit, was named Chief Operating Officer and President of the Company; ii) Eric Hipkins, CEO of the root9B cybersecurity business unit was named to the Board of Directors, and iii) Brian King, formally Chief Operating Officer of the Company announced his resignation. Mr. Grano, currently CEO and Chairman of the Board of Directors announced that he will seek his successor to coincide with the end of contract as CEO in May 2017.

For the past several quarters, the Company has been experiencing negative cash flow and has used periodic financings to invest in growing root9B operations and maintain its operations. New IPSA and Cyber Solutions client engagements in the first nine months of 2016, while resulting in increased revenues during the three months ended September 30, 2016 versus 2015, have not yet scaled to levels that the Company expected in providing sufficient resources to significantly improve the Company’s liquidity position. Continued investments in the Cyber Solutions business segment and the reduced revenue and gross margin forecasts have resulted in the Company’s need to raise additional capital.

In addition to a possible divesture of the IPSA International and remaining components of the Energy Solutions business, the Company continues to pursue completion of the remaining $10 million Convertible Debt funding, and other available options for obtaining additional financing. No assurances can be given that the Company will be successful in obtaining the necessary financing. Without additional funding, the issues of not generating material revenue increases and having negative operating cash flows, among other issues, raise substantial doubt about our ability to continue as a “going concern.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with borrowings. Management believes that interest rate fluctuations will not have a material impact on the Company’s results of operations.

Market fluctuation impact on assets

For the nine months ending September 30, 2016, the valuation of the Variable Life Insurance policies had an investment gain of $14,466. During the three months ended June 30, 2016 the Company surrendered these Variable Life Insurance policies receiving net proceeds of $181,837.

Equity Market Risks
The trading price of our common stock has been and is likely to continue to be volatile and could be subject to wide fluctuations. Such fluctuations could impact our decision or ability to utilize the equity markets as a potential source of our funding needs in the future.

We have experienced substantial and continuing losses from operations. These are the result of increased gross margin pressure and increases in selling, general and administrative expenses incurred in preparation for growth. We expect that our cyber security operations will increase revenues and help move the Company to profitability from operations, of which there can be no assurance.

In an attempt to improve the marketability of the Company’s common stock the Company’s Stockholders approved an amendment to the Company’s certificate of incorporation effecting a reverse stock split of between 1:9 to 1:18 and approved an amendment to the company’s certificate of incorporation to decrease the company’s authorized shares of common stock from 125 million shares to 30 million shares. The net effect of these proposals when or if they are implemented by the Board is that the Company will increase its authorized share capital which will enable the Company to satisfy the Company’s conversion and exercise obligations under the Company’s current outstanding securities and provide the company with greater flexibility to raise additional capital when it is needed.

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

Management has concluded that that Company’s internal control over the timely preparation of financial statements, the recording of complex derivative instruments (including stock options and warrants), and utilization of third party consultants or specialists for valuation services was inadequate during the quarter ended September 30, 2016.

The Company is currently taking the following steps to enhance internal controls surrounding the aforementioned items:

●
The Company is reviewing workflow, documentation, and staff experience and training related to stock option and warrant valuations and proper reporting in accordance with accounting principles generally accepted in the United States of America.
●
The Company is evaluating the need for additional staff personnel or the utilization of a third party consulting firm to assist with the preparation of consolidated financial statements and analysis of complex accounting transactions.
●
The Company is evaluating its processes and procedures to ensure third party valuation specialists are utilized in a more timely and effective manner.
●
The Company will also revise its internal disclosure review timelines to ensure that management reviews are completed in a timely manner.

PART II
OTHER INFORMATION
Item 1.	Legal Proceedings

Platte River Insurance Company (“Platte River”) instituted an action on April 8, 2015, in the United States District Court for the District of Massachusetts in which Platte River claims that the Company signed as a co-indemnitor in support of surety bonds issued by Platte River on behalf of Prime Solutions for the benefit of Honeywell pursuant to Prime Solutions, Inc.’s (“Prime”) solar project located in Worcester Massachusetts (the “Prime Contract”).  The Company filed its answer to the complaint, denying the allegations of Platte River. On February 1, 2016 the Company received a demand letter from Platte River for immediate payment of an $868,617 claim under the terms of the co-indemnity agreement. The Company continued to deny the allegations and did not agree to the demand. The Company’s maximum liability exposure under the bond was $1,412,544, if Prime failed to meet its contracted obligations. In October 2014, the Company determined it probable that Prime did fail to meet its contracted obligations under the Prime Contract, and therefore, the potential existed that the Company would have to meet outstanding Prime Contract obligations. On April 11, 2016, the Company settled this litigation with an agreement to pay $650,000, an amount that was initially accrued as a Selling, General and Administrative expense on the Consolidated Statement of Operations during 2014. Per the settlement agreement the Company paid $325,000 on April 19, 2016. The original settlement agreement was modified and the remaining $325,000 was paid in two installments, $162,500 on July 15, 2016 and $162,500 on August 1, 2016. As of September 30, 2016 $0 remained in accrued expenses and other current liabilities.

The Company and two senior executives of the Company are named as defendants in a class action proceeding filed on September 23, 2015, in the U.S. District Court for the Central District of California.  On September 24, 2015, the U.S. District Court for the Central District of California granted a motion to transfer the lawsuit to the United States District Court for the District of Colorado.  On October 14, 2015, the Court appointed David Hampton as Lead Plaintiff and approved Hampton’s selection of the law firm Levi & Korsinsky LLP as Lead Counsel.  Plaintiff filed an Amended Complaint on January 4, 2016.  The Amended Complaint alleges violations of the federal securities laws on behalf of a class of persons who purchased shares of the Company’s common stock between October 17, 2014 and September 15, 2015.  In general, the Amended Complaint alleges that false or misleading statements were made or that there was a failure to make appropriate disclosures concerning the Company’s cyber security business and products.  On February 18, 2016, the Company filed a motion to dismiss Plaintiff’s Amended Complaint. Plaintiff filed an opposition to the motion to dismiss and the Company replied on May 4, 2016. On August 3, 2016, the U.S. Magistrate Judge issued a recommendation that the Court grant Plaintiff’s motion to strike certain exhibits from Defendants’ motion to dismiss, and on August 4, 2016, the U.S. Magistrate Judge issued a recommendation that the Court grant in part and deny in part Defendants’ motion to dismiss the Amended Complaint.  On September 21, 2016 the United States District Court for the District of Colorado dismissed, with prejudice, the class action suit. On October 21, 2016 the plaintiffs filed a notice of appeal to the decision. The clerk of the court notified the parties of the filing for appeal and recorded the opening on November 7, 2016. The Plaintiff’s have 40 days thereafter to file their brief, and the Defendants then have 30 days there after to respond to the Plaintiff’s brief.  We cannot predict the outcome of this appeal; however, the Company believes the appeal lacks merit.  No liability has been recorded in the financial statements for this matter.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Other than those previously reported on Form 8-K, no unregistered securities were sold or issued during the period ended September 30, 2016.

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

Because of the time needed to build root9B and IPSA revenues, and the selling, general and administrative expenses of the Company, for the past several quarters, the Company has been experiencing negative cash flow and has used periodic financings to invest in growing root9B operations and maintain its operations. New IPSA and Cyber Solutions client engagements in the first nine months of 2016, while increasing revenues during the three months ended September 30, 2016 versus 2015, have not yet scaled to levels that the Company expected in providing sufficient resources to significantly improve the Company’s liquidity position. Continued investments in the Cyber Solutions business segment and the reduced revenue and gross margin forecasts have resulted in the Company’s need to raise additional capital.

The Company continues to pursue available options for obtaining additional financing. No assurances can be given that the Company will be successful in obtaining the necessary financing. Failure to obtain the same will adversely affect the operations of the Company, its ability to retain and hire critical staff and revenue producing sub-contractors, and raises substantial doubt about our ability to continue as a “going concern.”

Item 6.    Exhibits

10.1
Promissory Note, dated August 17, 2016, issued to Joseph J. Grano, Jr.(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the Commission on August 22, 2016)

10.2
Separation Agreement and Release effective as of September 1, 2016, by and between Brian King and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the Commission on September 7, 2016).

10.3	Securities Purchase Agreement, dated September 9, 2016(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the Commission on September 12, 2016)

10.4	Form of Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed with the Commission on September 12, 2016)

10.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed with the Commission on September 12, 2016).

10.6	Form of Security Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company filed with the Commission on September 12, 2016).

10.7	Waiver of Anti-Dilution Rights, dated August 29, 2016 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company filed with the Commission on September 12, 2016).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350).

32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

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

ROOT9B TECHNOLOGIES, INC.
(Registrant)
DATE: November 21, 2016	By:	/s/ Joseph J. Grano, Jr.
Joseph J. Grano, Jr.
Chief Executive Officer

DATE: November 21, 2016	By:	/s/ Michael J. Effinger
Michael J. Effinger
Chief Financial Officer