Form 10-K
period 2016-12-31
root9B Holdings, Inc.
filed 2017-04-17
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
to

Commission File Number: 000-50502

ROOT9B HOLDINGS, INC.
(Exact Name of registrant as Specified in Its Charter)

Delaware	20-0443575
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 N Cascade Avenue, Suite 220
Colorado Springs, CO 80919
(Address of principal executive offices)

(602) 889-1137
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.001 per share	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐[ Yes ☒ No

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State issuer’s revenues for its most recent fiscal year (ended December 31, 2016): $10,238,552.

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last day of the registrant’s most recently completed second fiscal quarter was $61,976,680.

The total number of shares of Common Stock of the Registrant outstanding as of the latest practicable date, April 7, 2017 is 6,100,275.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of our definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) within 120 days of the end of our fiscal year ended December 31, 2016, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the SEC as part of this annual report on Form 10-K.

ROOT9B HOLDINGS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K, including the information incorporated by reference herein, that are not historical in nature, including those concerning our current expectations about its future requirements and needs, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “meets,” “could,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans” or “continues.” Although we believe that the expectations reflected in such forward-looking statements are reasonable at the time they are made, you are cautioned that forward-looking information and statements are subject to various risks and uncertainties, many of which are difficult to predict and generally beyond our control. Risks and uncertainties could cause actual results and developments to differ materially from those expressed in, or implied or projected by, forward-looking information and statements provided here or in other disclosures and presentations. Those risks and uncertainties include, but are not limited to, the risks discussed or identified below in a section titled "Risk Factors." As we may update those Risk Factors from time to time, please consult our public filings at www.sec.gov or www.root9B.com. We do not undertake any obligation to update or revise any forward-looking information or statements.

In this Annual Report on Form 10-K, references to "we," "our," "us," "the Company," or "root9B" refer to root9B Holdings, Inc. All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31.

PART I

ITEM 1. BUSINESS.

OVERVIEW

We are a provider of cybersecurity and business advisory services principally in regulatory risk mitigation. We help clients in diverse industries by providing full scale cybersecurity operations and solutions, risk mitigation services, compilation with complex regulations, and leverageable and integrated technology. We work with our customers to assess, design, and provide customized solutions and advisory services that are tailored to address each client’s particular requirements and needs. Our clients range in size from Fortune 100 companies to mid-sized and owner-managed businesses across a broad range of industries including local, state, and federal agencies.

We were incorporated on January 5, 2000 as Continuum Group C Inc. under the laws of the State of Nevada, and did not conduct business as such. On November 5, 2004, we consummated a share exchange agreement dated as of October 12, 2004, among us, Premier Alliance Group, Inc., a North Carolina corporation (‘‘North Carolina Premier’’), and the shareholders of North Carolina Premier. As a result, North Carolina Premier merged into us and our name was changed to Premier Alliance Group, Inc. North Carolina Premier had commenced operations in 1995 and was founded by a group of experienced consultants that specialized in technology and financial services. In November 2004, and as a result of the merger with North Carolina Premier, we became part of a publicly traded company. In 2011, we re-domiciled under the laws of the state of Delaware. We have grown significantly both organically and through strategic acquisitions of complementary businesses. Significant acquisitions we have completed include root9B, LLC in November 2013 and IPSA International, Inc. in February 2015.

In September 2014, we announced a shift in strategy to accelerate the differentiated capabilities of our wholly-owned cybersecurity subsidiary root9B, LLC, and to focus primarily on cybersecurity and regulatory risk mitigation. In connection with this strategic shift, we changed our name and OTCQB ticker symbol as part of a rebranding effort, to root9B Technologies, Inc. and RTNB.

In December 2016, we amended our certificate of incorporation to (i) effect a one-for-fifteen (1:15) reverse stock split of the Company’s issued and outstanding common stock (the “Reverse Split”), (ii) decreased the number of authorized shares of its common stock from 125,000,000 to 30,000,000, and (iii) changed the name of the Company to root9B Holdings, Inc. When the Reverse Split became effective, every fifteen shares of the Company’s issued and outstanding common stock were automatically converted into one share of common stock. The number of outstanding shares of common stock was reduced from approximately 84.4 million shares to approximately 5.6 million shares. As required by the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Topic 260-10-55-12, “Earnings per Share”, all share and per-share computations presented in this Annual Report on Form 10-K and the accompanying Consolidated Financial Statements reflect the new number of shares after the Reverse Split.

As a result of implementing the Reverse Split, the stated capital on our balance sheet attributable to our common stock, which consists of the par value per share multiplied by the aggregate number of shares issued and outstanding, was reduced in proportion to the size of the reverse split. Correspondingly, our additional paid-in capital account, which consists of the difference between our stated capital and the aggregate amount paid to us upon issuance of all currently outstanding shares of our stock, was increased by the amount by which the stated capital was reduced. Our stockholders’ equity, in the aggregate, remained unchanged.

We also announced our commitment to re-focus our business to that of a pure-play cybersecurity company based on the operations of our wholly-owned subsidiary root9B, LLC. In connection therewith we announced a series of initiatives including the divestiture and/or downsizing of our non-cybersecuirty assets: IPSA International (“IPSA”), Control Engineering, Inc. (“CEI”), and Business Advisory Solutions (“BAS”) and the relocation of our corporate headquarters from Charlotte, NC to Colorado Springs, CO, which is home to root9B, LLC.

On December 21, 2016, we were approved for listing on the Nasdaq Capital Market and commenced trading under the symbol “RTNB” at the opening of trading on that date.

We completed the sale of CEI on December 31, 2016 and are in the final stages of completing the sale of IPSA in the first half of 2017. Each of these entities met the criteria for recognition as a “discontinued operation” under the guidelines detailed in ASC 205-20 “Discontinued Operations” during the fourth quarter of 2016 and are presented as such in this Annual Report on Form 10-K and the accompanying Consolidated Financial Statements.

Our team is made up of individuals that have deep experience and training as cybersecurity experts, analysts, technology and engineering specialists, business and project consultants. We have hired our experienced professionals from a wide variety of organizations and key industries, which include cybersecurity, financial services, utilities, life science, technology, government and healthcare.

OUR SERVICES

We are a provider of cybersecurity and business advisory services principally in regulatory risk mitigation. Our services and solutions target risk mitigation, assisting with compliance, and maximizing profits by addressing core areas for businesses, primarily cybersecurity.

In 2016, we announced a strategic shift to evolve into a pure-play cybersecurity company. In August 2016, our Board of Directors approved the evaluation of the divestiture of IPSA and the remaining components of the Energy Solutions businesses. A plan to divest those business units was approved during the three months ended December 31, 2016. As IPSA and the remaining components of the Energy Solutions businesses are considered discontinued operations, during 2016 we provided our services through two operating segments: Cyber Solutions and Business Advisory Solutions. For the year ended December 31, 2016, 50% of our revenue from continuing operations was generated from Cyber Solutions and 50% was generated from Business Advisory Solutions.

For further financial information on our segment results, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 “Segment Information” under “Part II—Item 8. Financial Statements and Supplementary Data.”

Cyber Solutions

We are a provider of cybersecurity and advanced technology training capabilities, operational support and consulting services. From our offices in Colorado Springs, Colorado, Honolulu, Hawaii, New York, NY, and San Antonio, Texas, we provide services to the US Government and commercial organizations in the United States and overseas. Our services range from cyber operations assessments, analysis and testing, to cyber training, forensics, exploitation, and strategic defense planning. Our cybersecurity personnel are recognized providers of cyber services across the defense, civil, intelligence and commercial communities. Our capabilities include, but are not limited to:

● Vulnerability Assessment & Penetration Testing	● Network Defense Operations
● Computer Forensics	● Malware Analysis & Reverse Engineering
● Forensic Data Analysis	● Mobile Forensics
● Tool Development	● Mobile Cyber Protection
● SCADA Security Operations	● Wireless Technology Support
● Compliance Testing	● Data Breach Prevention & Remediation
● Cyber Policy Assessment & Design	● Curriculum Development

Business Advisory Solutions

IPSA previously operated as a component of our BAS segment and was referred to as the IPSA/BAS segment; however, it has been removed from BAS as a result of being classified as discontinued operations.

IPSA specializes in Anti-Money Laundering (AML) operational, investigative and remediation services, AML risk advisory and consulting services, conducting high-end investigations with expertise in services ranging from complex financial crime and intellectual property issues to conducting anti-bribery investigations or due diligence on a potential partner or customer. Our IPSA/Business Advisory Solutions team focuses on delivering solutions in both regulatory compliance and risk mitigation. The group works to assist our customers with compliance by applying our expertise in various regulations and deploying processes and automation. Similarly, we have deep expertise in risk assessment and work with our customers to develop solutions and structures to evaluate and mitigate risk. A typical customer is an organization that has complex business processes, large amounts of data to manage, and faces change driven by regulatory or market environments, or strategic, growth and profitability initiatives. Key areas of focus include large, mandated regulatory efforts including complying with the Sarbanes-Oxley Act of 2002 (SOX), BASEL ACCORDS (for financial institutions), the Dodd-Frank Wall Street Reform and Consumer Protection Act initiatives.

FINANCINGS

In December 2016, we amended our certificate of incorporation to effect a one-for-fifteen (1:15) reverse stock split of the Company’s issued and outstanding common stock. All share and per-share computations presented reflect the new number of shares after the Reverse Split.

2016 Financing Activity

On January 26, 2016, we entered into securities purchase agreements with a group of accredited investors, pursuant to which we issued approximately 15,000 shares of common stock at a purchase price of $16.50 per share. In addition, we issued warrants to purchase up to approximately 3,800 shares of our common stock in the aggregate, at an exercise price of $22.50 per share (the “Warrants”). The Warrants have a term of five years and may be exercised at any time from or after the date of issuance and contain customary, structural anti-dilution protection (i.e., stock splits, dividends, etc.). Upon closing of this equity financing, we received proceeds of $250,000.

On February 24, 2016, we received proceeds of $1,257,000 in connection with our offer to amend and exercise warrants. In connection with the offering, warrant holders elected to exercise a total of approximately 76,000 of their $16.875 warrants at a reduced exercise price of $16.50 per share. We issued new warrants to the participants to purchase approximately 19,000 shares of common stock with a term of five (5) years and have an exercise price per share equal to $22.50. We incurred fees of $105,000 relative to this transaction.

On March 3, 2016, we agreed to replace the approximately 32,000, $22.50 warrants from the November 5, 2015, December 23, 2015 and January 26, 2016 financings with approximately 128,000 five year warrants at $16.50 per share. These are subject to our customary, structural anti-dilution protections (i.e. stock splits, dividends, etc.).

On March 10, 2016, we entered securities purchase agreements with accredited investors, advisory clients of Wellington Management Company, LLP (“Wellington”) and the Dan Wachtler Family Trust pursuant to which we issued approximately 338,000 shares of common stock at the purchase price of $16.50 per share.  In addition, we issued warrants to purchase up to approximately 338,000 shares of our common stock in the aggregate, at an exercise price of $16.50 per share.  The warrants have a term of five years and may be exercised on a cashless basis.  Per the terms of the agreement, other than Dan Wachtler Family Trust, these purchasers are deemed to be “Qualified Purchasers” and are subject to the full-ratchet and anti-dilution protections explained below. Upon closing of this equity financing, we received proceeds of $5,585,000.

In the event, prior to March 10, 2021, we issue “Additional Stock” (as defined in the Qualified Purchasers Securities Purchase Agreement) for per share consideration that is less than the Exercise Price of the Qualified Purchaser warrants, then the exercise price of each Warrant shall be reduced concurrently with such issue, to match the per share price of the dilutive issuance. Additional Stock as defined in the Securities Purchase Agreement excludes common stock issued for exercises of stock options and warrants, conversions of promissory notes, and certain other adjustments as defined in the agreement.

Additionally, in the event, prior to March 10, 2018, we issue “Additional Stock” for a per share consideration of less than $16.50 resulting in a “Dilutive Issuance” as defined in the Securities Purchase Agreement, we shall issue shares to the Qualified Purchasers, for no additional consideration, based on a formula defined in the Securities Purchase Agreement.

Furthermore, in the event, prior to March 10, 2018, we issue “Additional Stock” (as defined in the Qualified Purchasers Warrant Agreement) the number of warrant shares shall be increased by the number of shares necessary to ensure that the “Ownership Percentage” immediately following the issuance of any such shares shall remain equal to the Ownership Percentage immediately prior to such issuance. Ownership Percentage is calculated as the approximately 338,000 warrant shares issued to Qualified Investors divided by approximately 9,436,000 fully diluted shares agreed upon at the issuance date. Additional stock per the Warrant Agreement excludes all of the same items described above and also excludes shares issued for a strategic investment between $10 million and $25 million.

In April 2016, we entered a Note Extension Agreement with existing note holders who held Promissory Notes for $1,600,000 scheduled to mature on May 21, 2016, whereby the note holders agreed to extend the maturity date of the Promissory notes to May 21, 2017. As consideration for the extension, the note holders received 32,000 five year warrants with an exercise price of $16.50 per share.

On August 22, 2016, our Chairman and CEO loaned the Company $500,000. We issued an unsecured, non-convertible promissory note in the principal amount of $500,000, bearing interest at 4% per annum payable on or before August 22, 2017. The Company used the proceeds to fund working capital requirements and for general corporate purposes.

On August 29, 2016, the Qualified Purchasers agreed that any issuance of Additional Stock, as defined in the Securities Purchase Agreement, will exclude any new common stock or warrant shares issued as part of the 2016 Q3 Convertible Debt financing, as discussed in Note 12 “Long-Term Debt.”

Qualified Purchasers cannot exercise their warrants unless their beneficial ownership of outstanding common stock falls below 9.9%. As of the March 10, 2016 issuance date and December 31, 2016, the Qualified Purchasers beneficially owned approximately 14% and 13%, respectively, of our common stock, thus, the warrants are not exercisable. If the Qualified Purchasers ownership of outstanding common stock falls below 9.9%, they are permitted to exercise warrants only to the extent that their beneficial ownership reaches 9.9%.

Aside from legal fees, we incurred $398,000 in fees, plus the issuance of 14,000 five year warrants, with an exercise price of $16.50 in connection with this financing transaction. This amount is not reflected in the proceeds above.

In September 2016 we entered into an offering of Secured Convertible Promissory Notes (the “Notes”) with an aggregate principal amount of up to $10,000,000, along with warrants to purchase shares (the “Warrant Shares”) of our common stock, par value $0.001 per share (the “Common Stock”), representing fifty percent (50%) warrant coverage (the “Warrants”), to certain accredited investors (the “Investors”), in a private placement, pursuant to a securities purchase agreement (the “Agreement”) by and between us and each Investor. As of December 31, 2016 we completed the sale of Notes with a total amount of $5,771,000, along with Warrants to purchase approximately 240,000 shares of Common Stock. On March 24, 2017, the Company entered into an amendment (the “Third Amendment”) to the Agreement which amended each of Notes and Warrants held by the Noteholders and requires the Company to comply with new financial covenants, including that the Company maintain a positive Working Capital (as defined in the Agreement) as of each month end and average cash on hand at least equal to the largest payroll during the preceding 90 days (subject to certain adjustments), and requires the Company to provide regular financial reports to the Noteholders. The Third Amendment amends the definition of conversion price of the Notes from $12.00 per share to $10.00 per share and reduces the per share price floor for any interest payments made in shares of common stock from $12.00 per share to $10.00 per share, and amends the exercise price of the Warrants from $12.00 per share to $10.00 per share. The Third Amendment also allowed us to issue additional Notes (as amended). Subsequent to the Third Amendment, we issued an aggregate principal amount equal to $2,250,000, along with Warrants (as amended) to purchase approximately 112,500 shares of Common Stock. During the three months ended March 31, 2017, we issued an aggregate principal amount equal to $3,000,000. See Note 12 “Long-Term Debt” for additional information regarding the other amendments to the Agreement.

On February 8, 2017, our Chairman and CEO loaned the Company an additional $245,000. We issued an unsecured, non-convertible, promissory note in the principal amount of $245,000, bearing interest at the rate of 4.0% per annum payable on or before February 9, 2018. The Company intends to use the proceeds to fund working capital requirements and for general corporate purposes.

OUR STRATEGY

Our business focus is to work with the top levels of corporations to address major initiatives that fall under cybersecurity, as well as governance, risk and compliance (GRC) areas. Within GRC, the key emphasis today is around risk related to cybersecurity. With our cyber group, root9b, LLC, we take a new approach to combatting cyber activity, using a full solution encompassing active adversary pursuit (HUNT), cybersecurity and intelligence training, operational support, and associated technology and tools. In 2015, we built the Adversary Pursuit Center (“APC”) operations center where we conduct and provide remote HUNT services to our customers, which, we believe, offers a competitive advantage. We believe a full spectrum solution is needed to mitigate risk associated with cyber threats. As noted above, we announced our commitment to re-focus our business to that of a pure-play cybersecurity company during the second half of 2016.

Our customers include medium and large corporations, law firms, financial institutions and US and Non-US Government agencies.

OUR COMPETITION

The market for professional services and solutions is highly competitive. It is also highly fragmented, with many providers and no single competitor maintaining clear market leadership. Our competition varies by segment, type of service provided, and the customer to whom services are provided. Our competitors in cybersecurity include FireEye, IBM, Palo Alto Networks, Cisco and Symantec; and in the regulatory risk arena include Deloitte, PwC, Ernst & Young, Accenture and various local boutique consulting firms. Many of our competitors are larger and better financed than we are and have substantial marketplace reputations.

CONTRACTS

When servicing customers, we typically sign master contracts for a one to three year period. The contracts typically set rules of engagement and can include pricing guidelines. The contracts manage the relationship and are not indicators of guaranteed work. Individual contracts, Purchase Orders, or Statements of Work, are put in place (under the master agreement) for each consultant or team assigned to the client site and cover logistics of length of contract, billing information and deliverables for the particular assignment. In most cases, contracts can be terminated by either party by providing ten to thirty days’ advance notice. To date, we have received a significant portion of revenues from large sales to a small number of customers. For the year ended December 31, 2016, we had no sales to individual customers that accounted for 10% or more of our total consolidated revenues. For the year ended December 31, 2015, we had sales to two individual customers (PNC Bank and Duke Energy) that accounted for 10% or more of our total consolidated revenues. Sales to the two customers of $1,634,319 and $1,203,099 were recorded in the BAS segment. Our operating results may be harmed if we are not able to complete one or more substantial sales to any large customers or are unable to collect accounts receivable from any of the large customers in any future period.

EMPLOYEES

As of December 31, 2016, we employed a total of 154 persons on a full time basis. We believe our employee relations are good. None of our employees are covered by a collective bargaining agreement.

GOING CONCERN AND LIQUIDITY

We had a net loss from continuing operations of $18,299,187 for the year ended December 31, 2016, our working capital decreased $13,097,074 to $3,714,617 during the year ended December 31, 2016, and $1,600,000 of our promissory notes are due on May 21, 2017.

During 2016, we incurred substantial costs in our efforts to grow the Cyber Solutions business segment. We hired additional personnel, engaged in strategic marketing and brand-building efforts, built-out the APC and other new offices opened, incurred legal fees related to trademarks and copyrights, and engaged in extensive research and development projects to enhance the Orkos and Orion HUNT software platforms. These investments in the Cyber Solutions segment were made in anticipation of revenue growth during 2017, of which, there can be no assurance.

We anticipate requiring additional capital to grow our Cyber Solutions business segment, fund operating expenses, and make principal and interest payments on our promissory note obligations.

During 2016 and early 2017, we took steps to mitigate these factors by:

1)
Entering into various debt and equity financing arrangements described in the “Financings” section above.

2)
Selling our CEI subsidiary on December 31, 2016 and working to complete the aforementioned IPSA transaction during the first half of 2017. This transaction is expected to provide between $6 million and $10 million of financing over the next three years.

3)
Focusing 100% of our efforts on the growth of the Cyber Solutions contract pipeline.

Despite the measures discussed above, our current levels of cash on hand, working capital and proceeds from the debt offerings in the first quarter of 2017 have not been sufficient to alleviate our liquidity issues and, as a result, management has determined additional capital is required in order to sustain operations for one year beyond the issuance of these consolidated financial statements.

The accompanying financial statements have been prepared assuming that we will continue as a going concern for at least the next 12 months following the issuance of our financial statements and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

ITEM 1A. RISK FACTORS

We are subject to various risks that may materially harm our financial condition and results of operations. If any of these risks or uncertainties occurs, the trading price of our common stock could decline.

Risks Related to Our Business and Industry

We have continued to experience significant losses from operations.

We have experienced significant and continuing losses from operations which raises substantial doubt about our ability to continue as a going concern. During 2016, we incurred substantial costs in our efforts to grow the Cyber Solutions business segment. We hired additional personnel, engaged in strategic marketing and brand-building efforts, built-out the APC and other new offices opened, incurred legal fees related to trademarks and patents, and engaged in extensive research and development projects to enhance the Orkos and HUNT software platforms. These investments in the Cyber Solutions segment were made in anticipation of revenue growth during 2017, of which, there can be no assurance. To fund our ongoing operating and capital needs, we have been actively pursuing a strategic transaction involving IPSA, which may include a sale of all or substantially all of the assets of IPSA, and may pursue additional equity or debt financings. There can be no assurance, however, that we will be successful in completing a strategic transaction relating to IPSA or a future equity or debt financing on a timeframe that coincides with our cash needs, on acceptable terms, or completing it at all.

While we have identified revenue opportunities for our cybersecurity operations that, if realized, will increase revenues and cash flows and help move to profitability from operations, there can be no assurances these opportunities will be realized.

In the event that we are unable to generate revenues or raise additional funds through a strategic transaction relating to IPSA or an equity or debt financing, we may be required to delay, reduce or severely curtail our operations or the implementation of our business strategies or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

Our independent registered public accounting firm issued their report dated April 17, 2017 in connection with the audit of our financial statements as of and for the year ending December 31, 2016, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

If we default on any material provision of our convertible notes, there could be a significant adverse effect on the Company, including our ability to remain in business.

We issued convertible promissory notes pursuant to that certain Securities Purchase Agreement entered into in September 2016, as amended (the “September Notes”), with an aggregate principal amount of $5,771,000 as of December 31, 2016 and $8,771,000 as of March 31, 2017. On March 24, 2017, the Company entered into an amendment to the Securities Purchase Agreement which amended each of notes and warrants held by the noteholders and requires the us to comply with new financial covenants, including that we maintain a positive Working Capital (as defined in the Securities Purchase Agreement) as of each month end and average cash on hand at least equal to the largest payroll during the preceding 90 days (subject to certain adjustments), and requires the Company to provide regular financial reports to the noteholders. If we are unable to maintain such working capital or cash levels, we would be in default of the September Notes, and the noteholders would be entitled to the remedies thereunder including, but not limited to, accelerated repayment thereof.

If the noteholders collectively, or individually, call for redemption prior to maturity or prior to converting the notes into common stock, we may not have the cash resources to repay the notes. If we were unable to redeem the September Notes by raising additional capital, which might not be available on favorable terms, if at all, the noteholders could cause the Company to take extreme measures, including reduction of operations and personnel, sale of assets such as our intellectual property assets, and/or declaring bankruptcy. Any of these actions would have a material adverse effect on the Company.

If we are successful in selling IPSA, the noteholders have a one-time option to partially redeem up to 50% of the Outstanding Amount (as defined in the Agreement) if cash proceeds received by us in connection with the sales of IPSA exceed certain threshold levels.

Our Chief Executive Officer and Chief Financial Officer concluded that due to a material weakness in our internal control over financial reporting, our internal controls were not effective at December 31, 2016. Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.

As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to a material weakness in our internal control over financial reporting as described in Item 9a. “Controls and Procedures”, our disclosure controls were not effective at December 31, 2016. We cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

A significant portion of our business revenues depend on a relatively small number of large customers.  If any of these customers decide they will no longer use our services, revenues will decrease and financial performance will be severely impacted.

To date, we have received a significant portion of our revenues from large sales to a small number of customers. For the year ended December 31, 2016, we had no sales to individual customers that accounted for 10% or more of our total consolidated revenues. For the year ended December 31, 2015, we had sales to two individual customers (PNC Bank and Duke Energy) that accounted for 10% or more of our total consolidated revenues. Sales to the two customers of $1,634,319 and $1,203,099 were recorded in the BAS segment. The loss of a significant customer or the inability to complete one or more substantial service contracts to any significant customers, including a failure to collect accounts receivable from any of such customers in any future period, may adversely affect our revenue, results of operations and cash flows. Although we are undertaking efforts to diversify our customer base and increase our sales, including to new customers, there can be no assurance that we will be successful in these efforts.

Intense competition in our target markets could impair our ability to grow and to achieve profitability.  If we do not grow, our competitive ability will be severely restricted, which would further impact profitability.

Our competitors vary in size and in the scope and breadth of the products and services they offer. Our competitors include Deloitte, Accenture, PwC, Ernst & Young, FireEye, IBM, Palo Alto Networks, Cisco and Symantec as well as other national firms and a number of smaller regional firms. Many of our competitors have longer operating histories, substantially greater financial, technical, marketing, or other resources, or greater name recognition than us. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Increased competition is likely to result in price reductions, reduced gross margins, and loss of market share, any one of which could seriously harm our business. We have recently experienced price competition in our Business Advisory Services Group and continue to evaluate pricing strategies and service delivery processes to respond to this new market condition.

Our lengthy sales cycle could make it more difficult to achieve our growth objectives.

The period between initial contact with a potential customer and that customer’s purchase of services is often long and difficult to predict. A customer’s decision to purchase services involves a significant allocation of resources, is influenced by a customer’s budgetary cycles, and in many instances, involves a preferred-vendor process. To successfully sell our services, generally we must educate the potential customers regarding the uses and benefits of our services, which can require significant time and resources. Many potential customers are large enterprises that generally take longer to designate preferred vendors; the typical sales cycle in connection with becoming an approved vendor has been approximately six to twelve months. If the sales cycle unexpectedly lengthens in general, or for one or more large orders, it would adversely affect the timing of revenues and revenue growth.

We may not be able to secure necessary funding in the future which would adversely affect our ability to grow, increase revenues, and achieve profitability.

Unless we achieve positive cash flow, substantial working capital will be required for continued operations. If we raise additional funds by issuing debt and equity securities, the percentage of our capital stock owned by our current shareholders would be reduced, and those equity securities may have rights that are senior to those of the holders of our currently outstanding securities. Additional financing may not be available when needed on commercially acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may be forced to curtail planned growth, and we may be unable to develop or enhance planned products and services, take advantage of future opportunities, or respond to competitive pressures. Additionally, due to capital raised in Q1 2016 we are subject to “down round protection” (otherwise referred to as “anti-dilution” and “full ratchet” provisions). Such provisions may require waivers from these investors which may not be granted, making additional capital raises difficult.

There are substantial risks associated with acquisitions.

An integral part of our historical growth strategy has been evaluating and, from time to time, consummating acquisitions. These transactions involve a number of risks and present financial, managerial and operational challenges, including: diversion of management’s attention from running the existing business; increased expenses, including legal, administrative and compensation expenses resulting from newly hired employees; increased costs to integrate personnel, customer base and business practices of the acquired company; adverse effects on reported operating results due to possible impairment of intangible assets including goodwill associated with acquisitions; and dilution to stockholders to the extent of issuance of securities in the transaction.

Our executive officers and directors, and major stockholders will be able to exert significant influence over us, which will limit our stockholders’ ability to influence the outcome of key decisions.

As of December 31, 2016, our executive officers and directors collectively control approximately 25.1% of our current outstanding capital stock, or 26.9% on a fully diluted basis. As a result, if they act together they will be able to influence management and affairs and all matters requiring stockholder approval, including significant corporate transactions.

In addition, certain debt holders and shareholders collectively control in excess of 20% of our current outstanding capital stock and over 30% on a fully diluted basis.

This concentration of ownership may have the effect of delaying or preventing any change in control of our Company and might affect the market price of the common stock.

We are responsible for the indemnification of our officers and directors.

Should our officers and/or directors require us to contribute to their defense in certain lawsuits, we may be required to spend significant amounts of our capital. Our articles of incorporation and bylaws also provide for the indemnification of our directors, offices, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. This indemnification policy could result in substantial expenditures, which we may be unable to recoup. If these expenditures are significant or are not covered by or exceed our directors and officers insurance policies, or involve issues which result in significant liability for our key personnel, it may impact our business operations and revenues.

Risks Related to root9B

root9B’s services are relatively new to the market and we are confronting the issue of market acceptance.

Since the commencement of operations by our root9B, LLC cybersecurity subsidiary, it has been preparing its services for market and has been compiling and communicating with a list of prospects. These services are relatively new to the market and root9B is actively pursuing and educating potential customers. There cannot be any assurance of the market acceptance of its services, and the failure to gain acceptance would be materially adverse to root9B and to our growth.

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

The market for cyber solutions work has been developing rapidly over the past several years and continues to change as new entrants enter the market. As competition increases, there could be impact on the markets and pricing which will present a risk to the revenue growth for root9B.

root9B’s sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.

Our results of operations may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of our sales cycle and the short-term difficulty in adjusting our operating expenses. Our results of operations depend in part on sales to large organizations. The length of our sales cycle, from proof of concept to delivery of and payment for our services, is typically four to twelve months but can be more than a year. To the extent our competitors develop services that our prospective customers view as equivalent to ours, our average sales cycle may increase. Because the length of time required to close a sale varies substantially from customer to customer, it is difficult to predict exactly when, or even if, we will make a sale with a potential customer. As a result, large individual sales may, in some cases, occur in quarters subsequent to those we anticipated, or may not occur at all.

Because a substantial portion of our expenses are relatively fixed in the short term, consisting mainly of payroll expenses, our results of operations will suffer if our revenue falls below expectations in a particular quarter, which could cause the price of our common stock to decline.

If root9B is unable to sell our products, subscriptions and services, as well as renewals of our subscriptions and services, to our customers, our future revenue and operating results will be harmed.

Our future success depends, in part, on our ability to expand the deployment of our products with new and existing customers, including solutions delivered through the APC. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our customers purchase additional products, subscriptions and services depends on a number of factors, including the perceived need for additional IT security as well as general economic conditions. If our efforts to sell additional products, subscriptions and services to our customers are not successful, our business would suffer.

Further, existing customers that purchase our products have no contractual obligation to renew their subscriptions and support and maintenance services agreements beyond the initial contract period, and given our limited operating history, we may not be able to accurately predict our renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including the level of their satisfaction with our services, our customer support, customer budgets and the pricing of our products compared with the products and services offered by our competitors. We cannot assure that our customers will renew their subscriptions, and if our customers do not renew their subscriptions or renew on less favorable terms, our revenue may grow more slowly than expected, if at all.

To a certain level, we also depend on our installed customer base for future support and maintenance revenue. We offer our support and maintenance agreements for terms that generally range between one and five years. If customers choose not to renew their support and maintenance agreements or seek to renegotiate the terms of their support and maintenance agreements prior to renewing such agreements, our revenue may decline.

If root9B is unable to increase sales of our solutions to large organizations while mitigating the risks associated with serving such customers, our business, financial position and results of operations may suffer.

Our growth strategy is dependent, in part, upon increasing sales of our solutions to large enterprises and governments. Sales to large customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller entities. These risks include:

●
Increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us;
●
More stringent or costly requirements imposed upon us in our support service contracts with such customers;
●
More complicated implementation processes;
●
Longer sales cycles and the associated risk that substantial time and resources may be spent on a potential customer that ultimately does not purchase our platform or solutions;
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

If root9B is unable to protect our intellectual property, the value of our cybersecurity business may be diminished, and our cybersecurity business may be adversely affected.

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, copyright, trade secret, and domain name protection laws, to protect our cybersecurity proprietary rights. We presently do not intend to rely on the filing and prosecution of patent applications. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and future trademark and patent applications may not be approved. In any or all of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights. Although we have taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our cybersecurity business and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. Any of these events would have an adverse effect on our cybersecurity business and financial results.

We and root9B, in the future, may be a party defendant to patent lawsuits and other intellectual property rights claims that are expensive and time consuming, and, if resolved adversely, would have a significant impact on our cybersecurity business, financial condition, and results of operations.

Companies in the cybersecurity business often own large numbers of patents, copyrights, trademarks, and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various "non-practicing entities" that own patents and other intellectual property rights often attempt to aggressively assert their rights in order to extract value from technology companies. Furthermore, from time to time we may introduce new products, including in areas where we currently do not operate, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. Defending patent and other intellectual property litigation is costly and can impose a significant burden on management and employees, and there can be no assurances that favorable final outcomes will be obtained in all cases. In addition, plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal. The terms of such a settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, we may have to seek a license to continue practices found to be in violation of a third party's rights, which may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices could require significant effort and expense or may not be feasible. Our business, financial condition, and results of operations would be adversely affected as a result of an unfavorable resolution of the disputes and litigation referred to above.

Our role in the cybersecurity industry may place us at greater risk than other companies for a cyber-attack and other cybersecurity risks. Attempted attacks, and a failure to protect our systems in the event of an attack, may adversely impact our reputation and operations.

As a Company focused on cybersecurity, we may face greater risk than other companies for a cyber-attack or other cybersecurity risk from cyber criminals who view our Company as a threat. If our systems were attacked, and if we were unable to protect our systems in the event of such an attack, it would negatively impact our reputation in the market place and have a material adverse effect on our results of operations.

We are dependent on key personnel, including our cyber experts, for the success of our business.

We depend on the services of certain key employees, including our cyber experts, for the success of our business, many of whom do not have employment or non-solicitation agreements. If certain of our key employees, including our cyber experts, were to leave the Company and recruit co-workers to join them it may have a material adverse effect on our results of operations. We may not be able to locate or employ on acceptable terms qualified replacements for our key employees if their services were no longer available.

Risks related to IPSA/Business Advisory Solutions

In December 2016 we announced our commitment to re-focus our business to that of a pure-play cybersecurity company based on the operations of our wholly-owned subsidiary root9B, LLC. In connection therewith we announced a series of initiatives including the divestiture and/or downsizing of our non-cybersecuirty assets: IPSA International (“IPSA”), Control Engineering, Inc. (“CEI”), and Business Advisory Solutions (“BAS”) and the relocation of our corporate headquarters from Charlotte, NC to Colorado Springs, CO, which is home to root9B, LLC. Currently, our BAS services accounted for approximately 50% of our revenues from continuing operations in 2016.

IPSA is experiencing enhanced price competition

The competitive environment for IPSA’s services, particularly in the anti-money laundering space, has sharpened significantly as more competitors have entered this line of business, including those who have off shore labor and indirect sourcing, which enable them to provide services at significantly lower rates. These conditions have resulted in lower revenues for IPSA in 2016, as compared with 2015, due to our inability to compete with these lower rates. We continue to evaluate our pricing and service delivery processes to respond to this new market condition.

An inability to retain IPSA’s senior management team and other managing directors would be detrimental to the success of IPSA’s business.

We rely heavily on the IPSA senior management team, its practice leaders, and other staff; our ability to retain them is particularly important to IPSA’s future success. Given the highly specialized nature of IPSA’s services, the senior management team must have a thorough understanding of IPSA’s service offerings as well as the skills and experience necessary to manage an organization consisting of a diverse group of professionals. In addition, we rely on IPSA’s senior management team and other managing directors to generate and market IPSA’s business. Further, IPSA’s senior management’s and other managing directors’ personal reputations and relationships with IPSA’s clients are a critical element in obtaining and maintaining client engagements.

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

Increased regulatory scrutiny of the immigration investor program industry.

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
●
current economic conditions.

A significant portion of IPSA’s revenue is derived from a limited number of clients, and its engagement agreements, including those related to its largest clients, can be terminated by clients with little or no notice and without penalty, which may cause its operating results to be unpredictable.

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

A decline in the price of, or demand for, any of our Business Advisory Solutions services, would harm our revenues and operating margins.

Our BAS services accounted for approximately 50% of our revenues from continuing operations in 2016. A decline in the price of, or demand for BAS would harm our business. BAS revenues declined 37% in 2016 from the previous year. We cannot predict if such a trend will be reversed in future periods. If our BAS revenues continue to decline, the resulting loss of revenues could adversely affect our operations.

Risks Related to Our Stock

Investors may experience difficulty in trading our common stock, and our stock price may be volatile and fluctuate significantly, which could result in substantial losses for investors.

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

The issuance of shares upon exercise of outstanding warrants or conversion of our convertible debt could cause immediate and substantial dilution to existing stockholders.

The issuance of shares upon exercise of warrants or conversion of our convertible debt could result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion.

We do not intend to pay cash dividends on our common stock. As a result, stockholders will benefit from an investment in the common stock only if it appreciates in value.

We have never paid a cash dividend on our common stock, and do not plan to pay any cash dividends in the foreseeable future. Our convertible promissory notes provide for quarterly interest payments in cash or shares of our common stock, at the holder’s option. We otherwise currently intend to retain any future earnings to finance operations and further expand and grow the business, including growth through acquisitions. In addition, our convertible promissory notes contain a negative covenant which may limit our ability to pay dividends. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. We cannot assure you that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

We may not be able to attract the attention of major brokerage firms, which could have a material adverse impact on the market value of our common stock.

Security analysts of major brokerage firms may not provide coverage of our common stock since there is no incentive for brokerage firms to recommend the purchase of our common stock. The absence of such coverage limits the likelihood that a sustained active market will develop for our common stock. It will also likely make it more difficult to attract new investors at times should we require additional capital.

If we cannot meet the NASDAQ Capital Market’s continuing listing requirements and NASDAQ rules, NASDAQ may delist our securities, which could negatively affect our Company, the price of our securities and your ability to sell our securities.

We recently obtained listing of our common stock on the NASDAQ Capital Market. In the future, however, we may not be able to meet the continued listing requirements of the NASDAQ Capital Market and NASDAQ rules, which require, among other things, metrics such as maintaining a minimum bid price per share, minimum stockholders’ equity levels, minimum market capitalization and a majority of “independent” directors on our board of directors. If we are unable to satisfy the NASDAQ criteria for continued listing, our common stock could be subject to delisting. Trading, if any, of our common stock would thereafter be conducted in the over-the-counter market, in the so-called “pink sheets” or on the OTC Bulletin Board. As a consequence of any such delisting, our stockholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of our common stock.

ITEM 2.
PROPERTIES.

We lease commercial office space for all of our offices. Our headquarters are in Colorado Springs, Colorado and our primary operations offices are located in Charlotte, North Carolina, San Antonio, Texas; and Phoenix, Arizona. Currently we lease approximately 27,000 square feet of space at all of our 9 locations, under leases that will expire between June 2017 and March 2023.

Most of these facilities serve as sales and support offices or training facilities and vary in size, depending on the number of people employed at that office. The lease terms vary from periods of less than a year to five years and generally have flexible renewal options. We believe that our existing facilities are adequate to meet our current needs.

ITEM 3.
LEGAL PROCEEDINGS.

Platte River Insurance Company (“Platte River”) instituted an action on April 8, 2015, in the United States District Court for the District of Massachusetts in which Platte River claims that we signed as a co-indemnitor in support of surety bonds issued by Platte River on behalf of Prime Solutions for the benefit of Honeywell pursuant to Prime Solutions, Inc.’s (“Prime”) solar project located in Worcester Massachusetts (the “Prime Contract”).  We filed our answer to the complaint, denying the allegations of Platte River. On February 1, 2016 we received a demand letter from Platte River for immediate payment of an $868,617 claim under the terms of the co-indemnity agreement. We continued to deny the allegations and did not agree to the demand. Our maximum liability exposure under the bond was $1,412,544, if Prime failed to meet its contracted obligations. In October 2014, we determined it probable that Prime did fail to meet its contracted obligations under the Prime Contract, and therefore, the potential existed that we would have to meet outstanding Prime Contract obligations. On April 11, 2016, we settled this litigation with an agreement to pay $650,000, an amount that was initially accrued as a Selling, General and Administrative expense on the Consolidated Statement of Operations during 2014. Per the settlement agreement, we paid $325,000 on April 19, 2016. The original settlement agreement was modified and the remaining $325,000 was paid in two installments, $162,500 on July 15, 2016 and $162,500 on August 1, 2016. As of December 31, 2016 there was no liability accrued.

We and certain of our senior executives are named as defendants in a class action proceeding filed on June 23, 2015, in the U.S. District Court for the Central District of California.  On September 24, 2015, the U.S. District Court for the Central District of California granted a motion to transfer the lawsuit to the United States District Court for the District of Colorado.  On October 14, 2015, the Court appointed David Hampton as Lead Plaintiff and approved Hampton’s selection of the law firm Levi & Korsinsky LLP as Lead Counsel.  Plaintiff filed an Amended Complaint on January 4, 2016.  The Amended Complaint alleges violations of the federal securities laws on behalf of a class of persons who purchased shares of our common stock between October 17, 2014 and June 15, 2015.  In general, the Amended Complaint alleges that false or misleading statements were made or that there was a failure to make appropriate disclosures concerning our cybersecurity business and products.  On February 18, 2016, we filed a motion to dismiss Plaintiff’s Amended Complaint.  Plaintiff filed an opposition to the motion to dismiss and we replied on May 4, 2016. On August 3, 2016, the U.S. Magistrate Judge issued a recommendation that the Court grant Plaintiff’s motion to strike certain exhibits from Defendants’ motion to dismiss, and on August 4, 2016, the U.S. Magistrate Judge issued a recommendation that the Court grant in part and deny in part Defendants’ motion to dismiss the Amended Complaint. On September 21, 2016, the United States District Court for the District of Colorado dismissed, with prejudice, the class action suit. On October 21, 2016, Plaintiff filed a notice of appeal to the decisions. On March 8, 2017, the parties completed their briefing on Plaintiff’s appeal to the Tenth Circuit. The parties have requested oral argument but no date has been scheduled. We cannot predict the outcome of this lawsuit; however, we believe that the claims lack merit and we intend to defend against the lawsuit vigorously. No liability, if any that may result from this matter, has been recorded in the Consolidated Financial Statements.

ITEM 4.
MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.
MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND REGISTRANT’S ISSUER PURCHASES OF EQUITY SECURITIES

Effective December 21, 2016, our common stock began trading on the NASDAQ Capital Market under the symbol “RTNB.” Previously, our common stock was traded on the OTCQB under the symbol “RTNB” and was traded on such market prior to December 1, 2014 under the symbol “PIMO”.

The following table sets forth the range of high and low bid or sales prices, as appropriate, for the common stock for each of the periods indicated as reported by the OTCQB or NASDAQ, respectively. For the OTCQB bid prices, these quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The quotes have been adjusted for the reverse stock split completed in December 2016.

Year Ended December 31, 2016:	High	Low
Quarter Ended
March 31, 2016	$21.00	$16.50
June 30, 2016	$19.20	$15.15
September 30, 2016	$17.55	$8.77
December 31, 2016	$12.00	$7.87

Year Ended December 31, 2015:	High	Low
Quarter Ended
March 31, 2015	$25.35	$17.25
June 30, 2015	$37.65	$13.95
September 30, 2015	$22.50	$12.15
December 31, 2015	$21.60	$15.00

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

As of March 24, 2017, there were 440 record holders of our common stock. We believe there are more owners of our common stock whose shares are held by nominees or in street name.

Holders of our common stock are entitled to receive dividends, as and when declared by our Board of Directors, out of funds legally available therefore, subject to the dividend and liquidation rights of preferred stock issued and outstanding. We have never declared or paid any dividends on common stock, nor do we anticipate paying any cash dividends on common stock in the foreseeable future. In addition, our outstanding convertible promissory notes contain a negative covenant which may limit our ability to pay dividends.

The following table provides information regarding the status of our existing equity compensation plan at December 31, 2016:

Equity Compensation Plan

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	1,047,407(1)	$14.18	33,656
Total	1,047,407	$14.18	33,656

(1)
The Board of Directors approved the 2008 Stock Incentive Plan (the “Plan”) in May 2008 and the stockholders approved the Plan in 2009. On August 13, 2014, our stockholders approved an amendment to our 2008 Stock Incentive Plan increasing the number of shares of Common Stock available for issuance under the Plan to 1,333,333 from 666,667. The Plan reserves 1,333,000 shares of common stock for issuance, and allows the board to issue Incentive Stock Options, non-statutory Stock Options, and Restricted Stock Awards, whichever the Board or the Compensation Committee shall determine, subject to the terms and conditions contained in the Plan document. The purpose of the Plan is to provide a method whereby selected key employees, selected key consultants, professionals and non-employee directors may have the opportunity to invest in our common stock, thereby giving them a proprietary and vested interest in our growth and performance, generating an increased incentive to contribute to our future success and prosperity, thus enhancing our value for the benefit of shareholders. Further, the Plan is designed to enhance our ability to attract and retain individuals of exceptional managerial talent upon whom, in large measure, our sustained progress, growth, and profitability depends.

ITEM 6.
SELECTED FINANCIAL DATA

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 6.

ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis also contains forward-looking statements and should be read in conjunction with the disclosures and information contained in "Disclosures Regarding Forward-Looking Statements" and "Risk Factors" in this Annual Report on Form 10-K. References to "we," "our," "us," "the Company," or "root9B Holdings" in this Annual Report on Form 10-K refer to root9B Holdings, Inc. “SEC” refers to the Securities and Exchange Commission. All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31.

Discontinued Operations

In the fourth quarter of 2016, we announced a strategic shift to evolve into a pure-play cybersecurity company. As a result, we sold our Control Engineering, Inc. (CEI) subsidiary and are actively seeking a buyer for the IPSA subsidiary. All assets and liabilities associated of CEI and IPSA are classified as held for sale, with their results of operations presented as discontinued operations in the accompanying consolidated financial statements for all periods presented.

IPSA previously operated as a component of our BAS segment; however, it has been removed from BAS as a result of being classified as a discontinued operation.

Results of Continuing Operations

Our results of operations for 2016 and 2015 are highlighted in the table below and discussed in the following paragraphs:

	Year Ended December 31,
	2016	% of Net Revenue	2015	% of Net Revenue
Net revenue	$10,238,552		$11,157,480
Operating expenses:
Direct cost of revenue	9,818,751	96%	9,865,889	88%
Selling, general and administrative	17,180,089	168%	12,341,351	111%
Depreciation and amortization	704,919	7%	373,876	3%
Total operating expenses	27,703,759	271%	22,581,116	202%
Loss from operations	(17,465,207)	-171%	(11,423,636)	-102%
Other income (expense):
Derivative income	1,928,970	19%	3,644,594	33%
Goodwill impairment	(2,044,477)	-20%	-	0%
Interest expense, net	(504,143)	-5%	(325,263)	-3%
Other expense	(214,330)	-2%	(5,380)	0%
Total other (expense) income	(833,980)	-8%	3,313,951	30%
Loss from continuing operations before taxes	(18,299,187)	-179%	(8,109,685)	-73%
Income tax benefit	-	0%	84,399	1%
Loss from continuing operations	(18,299,187)	-179%	(8,025,286)	-72%
Loss from discontinued operations, net of taxes	(11,869,982)	-116%	(312,740)	-3%
Loss on sale of discontinued operations, net of taxes	(317,159)	-3%	-
Net loss	(30,486,328)		(8,338,026)
Preferred stock dividends	(6,857)	0%	(406,372)	-4%
Net loss available to common stockholders	$(30,493,185)	-298%	$(8,744,398)	-78%

Comparison of 2016 to 2015

The results of operations described below include the Cyber Solutions (“CS”) and Business Advisory Solutions (“BAS”) segments for the years of 2016 and 2015 and does not include results from discontinued operations.

Net Revenue

Total revenue for the year ended December 31, 2016 was $10,239,000 as compared to $11,157,000 for the year ended December 31, 2015, a net decrease of $919,000, or 8.2%. Revenue by segment was as follows:

	Year Ended December 31,
	2016	2015

Cyber Solutions	$5,091,973	$2,980,118

Business Advisory Solutions	5,146,579	8,177,362

Net Revenue	10,238,552	11,157,480

Cyber Solutions Segment

Revenue for the CS segment for the year ended December 31, 2016 increased 70.9% as compared to the year ended December 31, 2015. This increase is primarily attributable to increases in Cyber Operations and Cyber training revenues of approximately $1,801,000 and $763,000, respectively, partially offset by a decrease in revenue from Cyber tools of approximately $448,000. The CS segment has operated as an early stage business. We believe that our products and service offerings represent a disruptive technology and our efforts have been focused on gaining acceptance in the marketplace. We believe that our products and service offerings provide unique and significant benefits over the existing products, and while we have expanded our sales efforts and continue to enhance our product offerings, no assurance can be given as to if and when our products will receive broad acceptance in the marketplace.

Business Advisory Solutions Segment

Revenue for the BAS segment for the year ended December 31, 2016 decreased 37.1% as compared to the year ended December 31, 2015. This decrease is primarily attributable to decreases in GRC revenue of ($1,382,000), Business Performance & Technology (“BP&T”) revenue ($1,015,000), and Facilities & Administrative (“F&A”) revenue ($623,000). This decline in revenue is attributable to the impact of projects that were active and completed during 2015, which was not fully offset by revenue from new customers in 2016. Our sales efforts have not been effective in replacing revenue reductions from existing customers. The competitive environment has sharpened significantly as more companies have entered this line of business, including those who use off shore labor and indirect sourcing and provide services at significantly lower rates. We continue to evaluate pricing and service delivery processes to respond to this market condition.

Direct Cost of Revenue

Cyber Solutions Segment

Direct costs for the CS segment, which includes as all costs for billable staff and materials, increased by $2,164,000, or 58.3%, for the year ended December 31, 2016 as compared to the year-ended December 31, 2015. This increase is due to personnel related expenses as we increase our workforce in this segment.

Business Advisory Solutions Segment

Direct costs for the BAS segment, which includes all costs for billable staff decreased by $2,210,000, or 35.9%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. As a percentage of revenue, direct costs were 77.7% and 75.9% for the years ended December 31, 2016 and 2015, respectively. The reduction in expenditures for billable staff accounts for the decrease and directly correlates with the decline in revenue.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $4,839,000, or 37.7%, to $17,180,000 in 2016 from $12,341,000 in 2015. We account for and manage expenses as those directly related to a business segment and corporate overhead expenses which includes executive compensation, back office functions, such as finance, legal, human resources, and other administrative costs. Expenses related to these groups are discussed below.

Cyber Solutions Segment

SG&A expenses in the CS segment were $8,724,000 in 2016 as compared to $3,415,000 in 2015, an increase of $5,310,000. The increase is primarily due to increases in the following: labor costs ($2,832,000), software research and development ($927,000), building and equipment rental ($637,000), professional services ($456,000), advertising ($198,000) and travel ($185,000). Labor costs, software research and development, and travel expenses increased during 2016 as we continue to invest in and build out CS resources and expertise as we position this segment for future growth.

Business Advisory Solutions Segment

SG&A expenses in the BAS segment decreased to $744,000 in 2016 as compared to $1,419,000 in 2015, a decrease of $675,000 or 47.6%. The decrease is primarily attributable to a $629,000 decrease in overhead labor related costs. BAS segment SG&A expenses as a percentage of segment revenue decreased to 14.7% in 2016 from 17.5% in 2015.

Corporate Overhead

Corporate overhead SG&A expenses increased to $7,712,000 in 2016 from $7,508,000 in 2015, an increase of $204,000 or 2.7%. Stock option compensation expense increased by $2,212,000 which was substantially offset by decreased corporate level overhead expenses totaling $2,008,000. The decrease in corporate level overhead expenses is primarily due to decreases in professional services of $940,000, employee wages and benefits of $522,000, and director fees and expenses of $504,000. The increase in stock option expense was primarily due to the recognition of unvested contingent stock options granted prior to December 2016. Further detail can be found in Note 13 “Stockholders’ Equity” under “Part II—Item 8. Financial Statements and Supplementary Data.

Other Income (Expense)

Other Income (Expense) for 2016 resulted in expense of $834,000 as compared to income of $3,314,000 in 2015. The components of the net other income/expense are discussed below.

Derivative (expense) income

In connection with certain financing transactions completed between May 2010 and December 2016, the Company issued certain warrants and other financial instruments which are required to be classified as derivative liabilities. The derivative liabilities are marked to market based on fair value estimates each reporting date with the change in value reported as derivative income or expense in the consolidated statement of operations. Warrant exercises are reclassified to equity at fair value on the exercise date.

Derivative income fluctuates depending on the fair value of the related instruments at the applicable valuation date. Derivative income for the year ended December 31, 2016 totaled $1,928,970 compared to derivative income of $3,645,000 during the year ended December 31, 2015.

Below is a reconciliation of the change in value of the derivative liabilities from December 31, 2015 to December 31, 2016:

	2012 Convertible Promissory Note Warrants	Series D Preferred Stock Warrants	Series C Preferred Stock Warrants	Qualified Purchasers from Q1 2016 PIPE Stock Warrants and Anti-dilution Provision	Q3 2016 Convertible Promissory Note Stock Warrants	Total
Balance, December 31, 2015	$2,189	$2,904,849	$633,046	$-	$-	$3,540,084

Unrealized (gains) losses included in net loss	(2,189)	(2,004,145)	(493,124)	621,691	(51,203)	(1,928,970)

Initial fair value of derivative liability issuance				599,228	1,076,150	1,675,378

Reclassification to equity		(429,570)	(139,922)		(1,024,947)	(1,594,439)

Balance, December 31, 2016	$-	$471,134	$-	$1,220,919	$-	$1,692,053

Goodwill impairment

An a result of our annual goodwill impairment evaluation as prescribed by FASB ASC 350, we recorded a goodwill impairment write-down of $2,044,477 for the BAS business segment during the year ended December 31, 2016.

The impairment was due primarily to the slower than planned growth in revenue, earnings and cash flow as well as our repositioning to focus on cybersecurity and regulatory risk mitigation. There were no impairments recorded during the year ended December 31, 2015.

Interest Expense

Interest expense increased to $504,000 in 2016 as compared to $325,000 in 2015. This increase is attributable to an increase in interest expense related to outstanding debt and amortization of related debt discount.

Other income (expense)

Other income (expense) resulted in a net expense of $214,000 and $5,000 in 2016 and 2015, respectively, an expense increase of $209,000. This increase is primarily due to recognizing a loss on extinguishment of debt of $226,000 which was triggered by certain debt modifications during the three months ended June 30, 2016.

Income Tax Benefit (Expense)

We had an income tax benefit (expense) of $0 for 2016, compared to a benefit of $84,399 for 2015. The effective tax rate was 0% in 2016 and 1.3% in 2015. We had a full valuation allowance on our deferred tax assets as of December 31, 2016 and 2015 as we have determined that it was more likely than not that some portion or all of our deferred tax assets would not be realized.

Preferred Stock Dividends

The Company has two series of Convertible Preferred Stock which pay stock dividends at annual specified rates. The Series B and Series C Convertible Preferred stock each have annual dividend rates of 7%. Dividends are payable annually in arrears; however, they are unrecorded on the Company’s books until declared.

Dividends paid to the Series B shareholders during the year ended December 31, 2016 (related to the year ended December 31, 2015) totaled 331 shares of common stock valued at $6,857. There were no dividend payments to the Series C shareholders during 2016.

Dividends paid during the year ended December 31, 2015 included totaled 2,425 shares to the Series B investors valued at $56,372 and 15,054 shares to the Series C investors valued at $350,000.

The Series B preferred stock was fully converted to common stock during the year ended December 31, 2015. The Series C stock was fully converted to common stock on December 2016, at which time all declared and unpaid dividends were waived.

No stock dividends have been paid to the Series B and Series C investors since the first quarter of 2015.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We believe certain of our accounting policies are critical to understanding our financial position and results of operations. We utilize the following critical accounting policies in the preparation of our financial statements.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the following: (i) measurement of valuation allowances relating to trade receivables and deferred tax assets; (ii) fair values of share-based compensation and of financial instruments (including derivative financial instruments); (iii) evaluations of uncertain tax positions; (iv) estimates and assumptions used in connection with business combinations; and (v) future cash flows used to assess and test for impairment of goodwill and long-lived assets, if applicable. Actual results could differ from these estimates.

Revenue Recognition

We generate revenue from the sales of subscriptions, support and maintenance, and professional services primarily through our direct sales force. In general the Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition, thereby recording revenue when persuasive evidence of an arrangement exists, services have been rendered, and collectability is reasonably assured. Further details can be found in Note 1 “Description of Business, Going Concern and Summary of Significant Accounting Policies” under “Part II – Item 8. Financial Statements and Supplementary Data.

Goodwill and Intangible Assets

Our intangible assets include goodwill, trademarks, non-compete agreements, patents and purchased customer relationships, all of which are accounted for based on Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 350 Intangibles-Goodwill and Other. As described below, goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated period of benefit, ranging from four to five years. Goodwill is tested for impairment by comparing the carrying value to the estimated fair value, in accordance with GAAP.

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

Derivative Liabilities

We evaluate debt and equity financings to determine if those contracts contain any embedded components that qualify as derivatives. This accounting treatment requires that the carrying amount of any embedded derivatives be marked-to-market at each balance sheet date and carried at fair value. In the event that the fair value is recorded as a liability, the change in the fair value during the period is recorded in the consolidated statement of operations as either income or expense. Upon conversion or exercise, the derivative liability is marked to fair value at the conversion date and then the related fair value is reclassified to equity. The fair value at each balance sheet date and the change in value for each class of warrant derivative is disclosed in detail in Note 2 “Fair Value Measurements” in the notes to our consolidated financial statements included elsewhere in this Form 10-K.

Share-Based Compensation

We account for stock based compensation in accordance with FASB ASC 718 – Compensation-Stock Compensation. For employee stock options issued under our stock based compensation plans, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes pricing model, and an estimated forfeiture rate is used when calculating stock based compensation expense for the period. For employee restricted stock awards and units issued under our stock based compensation plans, the fair value of each grant is calculated based on our stock price on the date of the grant and an estimated forfeiture rate when calculating stock-based compensation expense for the period. We recognize the compensation cost of stock-based awards according to the vesting schedule of the award.

We account for stock based compensation awards to non-employees in accordance with FASB ASC 505-50 Equity-Based Payments to Non-Employees (“ASC 505-50”). Under ASC 505-50, we determine the fair value of the warrants or stock based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity over the applicable service periods.

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

Level 3 – inputs that are unobservable (for example the probability of a capital raise in a “binomial” methodology).

We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks; however, we have entered into debt and equity financing agreements which include certain features that are either i) not afforded equity classification, ii) embody risks not clearly and closely related to host contracts, or iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

Based on these criteria, certain of our warrants and anti-dilution provisions have been classified as derivative liabilities as of December 31, 2016 and 2015.

We use the Black-Scholes option valuation technique (Level 2 inputs) to value the warrants attached to the Series D preferred stock as well as warrants attached to certain promissory note issuances as this technique embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, and risk free rates) necessary to fair value these instruments. The valuation of these warrants requires the use of a binomial valuation technique (such as a Monte Carlo Simulation - Level 3); however, as of December 31, 2016 and 2015, we have determined that the Black-Scholes model (Level 2) was not materially different than the binomial model, thus, the Black Scholes model has been used.

The warrants associated with the Series C preferred stock expired during Q1 2016 and were historically valued using the Monte Carlo simulation (Level 3). The Monte Carlo simulation was used because there was material value associated with the anti-dilution provision that was not captured by the Black Scholes model. There are no longer any Series C warrants recorded as a derivative liability as of December 31, 2016.

The anti-dilution provisions and warrants issued to Qualified Purchasers from the Q1 2016 PIPE financing have been valued using the Monte Carlo simulation (Level 3) because the instruments contain material value that is not captured in the Black-Scholes technique. The Monte Carlo simulation is considered a Level 3 technique because at least one significant model assumption or input is unobservable. The Monte Carlo simulation model for the Qualified Purchasers was developed with significant input from management based on our knowledge of the business, current financial position and the strategic business plan with its best efforts.

Income Taxes

We account for income taxes under FASB ASC Topic 740 Income Taxes. Under FASB ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income. To the extent that we believe any amounts are not more likely than not to be realized through the reversal of the deferred tax liabilities and future income, we record a valuation allowance to reduce our deferred tax assets. In the event we determine that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in an adjustment to earnings in the period such determination is made.

Recent Accounting Pronouncements

Information concerning recently issued accounting pronouncements which are not yet effective is included in Note 1 of the notes to our Consolidated Financial Statements within Part II, Item 8 of this Report on Form 10-K. As indicated in Note 1, we are evaluating the impact of the recently issued accounting pronouncements on our financial statements.

Executive Compensation Agreements

We have executive compensation agreements with one original executive. We owned a separate life insurance policy (Flexible Premium Multifunded Life), with a face amount of $3,000,000, which we sold in 2016 for cash.

Employee Benefit Plan

After the acquisition of IPSA on February 9, 2015, we had two 401(k) plans which cover substantially all employees. We had a 401(k) plan in place prior to the acquisition and IPSA also had a 401(k) plan. Effective in December 2016, we restated our plan to include all Eligible Employees as defined in the Plan (Restated Plan). Plan participants in the Restated Plan can make voluntary contributions of compensation, subject to certain limitations. At our discretion, we may match a portion of employee contributions. We expensed as contributions to the plans for the years ended December 31, 2016 and 2015 approximately $49,000 and $50,000, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings and equity issuances.

As of December 31, 2016, we had cash and cash equivalents of $1,445,028 from continuing operations and $161,847 from discontinued operations, compared to $614,316 from continuing operations and $181,366 from discontinued operations at December 31, 2015. We had an increase in cash from continuing operations of $830,712 between December 31, 2015 and December 31, 2016, and an increase in cash from all operations of $811,193 between December 31, 2015 and December 31, 2016. The increase in cash from all operations is primarily attributable to the proceeds from common stock issuances of $5,331,443, stock and warrant exercises of $1,709,532, and proceeds from debt issuance of $6,271,000, offset by the net cash used in operations and investing activities during 2016 of $12,783,230. As of December 31, 2016, our accumulated deficit was $87,574,127.

The following table represents our most liquid assets:

	Year Ended December 31,
	2016	2015
Cash and cash equivalents	$1,445,028	$614,316
Marketable securities	-	33,366
Investment in cost method investee	100,000	100,000
	$1,545,028	$747,682

During 2016, we incurred substantial costs in our efforts to grow the Cyber Solutions business segment. We hired additional personnel, engaged in strategic marketing and brand-building efforts, built-out the APC and other new offices opened, incurred legal fees related to trademarks and patents, and engaged in extensive research and development projects to enhance the Orkos and HUNT software platforms. These investments in the Cyber Solutions segment were made in anticipation of revenue growth during 2017, of which there can be no assurance.

Should these trends continue, we anticipate requiring additional capital to grow our Cyber Solutions business segment, to fund other operating expenses and to make principal and interest payments on our debt obligations. To meet our short and long term liquidity needs, we currently expect to use existing cash and cash equivalents balances, our revenue generating activities, external borrowings, equity issuances and a variety of other means, including the sale of the IPSA business.

There can be no assurance that we will be able to obtain such financing, or if obtained, on favorable terms. In the event that we are unable to raise additional funds through a strategic transaction relating to IPSA or an equity or debt financing, we may be required to delay, reduce or severely curtail our operations or the implementation of our business strategies or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

The trading price of our common stock, or the continued incurrence of losses could make it more difficult for us to obtain financing through the issuance of equity or debt securities. If we issue additional equity or debt securities, stockholders will likely experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

The accompanying financial statements have been prepared assuming that we will continue as a going concern for at least the next 12 months following the issuance of our financial statements; however, the above conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Working Capital

Working capital, which includes discontinued operations net assets classified as held for sale, was $3,714,617 and $16,811,691 as of December 31, 2016 and 2015, respectively, which represents a decrease of $13,097,074. The decrease resulted primarily from a decrease in discontinued operations assets and liabilities classified as held for sale of $12,099,801, an increase in accounts payable of $791,158, an increase in billings in excess of costs and estimated earnings of $458,896, and an increase in accrued expenses and other liabilities of $864,709.

Long-Term Liabilities and Stockholders’ Equity

Our non-current liabilities were $4,652,950 and $3,540,084 as of December 31, 2016 and 2015, respectively, which represents an increase of $1,112,866. The increase resulted from the issuance of convertible debt instruments, net of debt discount of $2,960,897, offset by a decrease in the fair value of our derivative liabilities of $1,848,031.

Key Financing and Capital Events

2016 Financing Events

On January 26, 2016, we entered into securities purchase agreements with a group of accredited investors, pursuant to which we were to issue 15,000 shares of common stock at a purchase price of $16.50 per share. In addition, we issued warrants to purchase up to 3,800 shares of our common stock in the aggregate, at an exercise price of $22.50 per share (the “Warrants”). The Warrants have a term of five years and may be exercised at any time from or after the date of issuance and contain customary, structural anti-dilution protection (i.e., stock splits, dividends, etc.). Upon closing of this equity financing, we received proceeds of $250,000.

On February 24, 2016, we received proceeds of $1,257,000 in connection with our offer to amend and exercise warrants. In connection with the offering, warrant holders elected to exercise a total of 76,000 of their $16.875 warrants at a reduced exercise price of $16.50 per share. We issued new warrants to the participants to purchase 19,000 shares of common stock with a term of five (5) years and have an exercise price per share equal to $22.50. We incurred fees of $105,000 related to this transaction.

On March 3, 2016 we agreed to replace the 32,000, $22.50 warrants from the November 5, 2015, December 23, 2015 and January 26, 2016 financings with 128,000 five year warrants at $16.50 per share. These 128,000 warrants are subject to our customary, structural anti-dilution protections (i.e. stock splits, dividends, etc.).

On March 10, 2016, we entered into securities purchase agreements with accredited investors, advisory clients of Wellington Management Company, LLP (“Wellington”) and the Dan Wachtler Family Trust pursuant to which we issued 338,000 shares of common stock at the purchase price of $16.50 per share.  In addition, we issued warrants to purchase up to 338,000 shares of our common stock in the aggregate, at an exercise price of $16.50 per share.  The warrants have a term of five years and may be exercised on a cashless basis.  Per the terms of the agreement, other than Dan Wachtler Family Trust, these purchasers are deemed to be “Qualified Purchasers” and are subject to the full-ratchet and anti-dilution protections. Upon closing of this equity financing, we received proceeds of $5,585,000.

In April 2016, we entered a Note Extension Agreement with existing note holders who held Promissory Notes for $1,600,000 scheduled to mature on May 21, 2016, whereby the note holders agreed to extend the maturity date of the Promissory notes to May 21, 2017. As consideration for the extension, the note holders received 32,000 five year warrants with an exercise price of $16.50 per share.

On August 22, 2016, our Chairman and CEO loaned the Company $500,000. We issued an unsecured, non-convertible promissory note in the principal amount of $500,000, bearing interest at 4% per annum payable on or before August 22, 2017. The Company used the proceeds to fund working capital requirements and for general corporate purposes.

On August 29, 2016 the Qualified Purchasers agreed that any issuance of Additional Stock, as defined in the Securities Purchaser Agreement, will exclude any new common stock or warrant shares issued as part of the 2016 Q3 Convertible Debt financing.

In September 2016 we entered into an offering of Secured Convertible Promissory Notes (the “Notes”) with an aggregate principal amount of up to $10,000,000, along with warrants to purchase shares (the “Warrant Shares”) of our common stock, par value $0.001 per share (the “Common Stock”), representing fifty percent (50%) warrant coverage (the “Warrants”), to certain accredited investors (the “Investors”), in a private placement, pursuant to a securities purchase agreement (the “Agreement”) by and between us and each Investor. As of December 31, 2016 we completed the sale Notes with a total amount of $5,771,000, along with Warrants to purchase 240,000 shares of Common Stock.

On December 22, 2016, the Company entered into an amendment (the “First Amendment”) to the Agreement that provided the Noteholders with a one-time option to partially redeem up to 50% of the Outstanding Amount (as defined in the Agreement) if cash proceeds received by the Company in connection with the sale of IPSA exceed certain threshold levels. We do not expect such proceeds to exceed the threshold levels established.

2017 Financing Events

On February 8, 2017, the Company issued an unsecured, non-convertible, promissory note to Joseph J. Grano, Jr., Chief Executive Officer of the Company, in the principal amount of $245,000, bearing interest at the rate of 4.0% per annum and which is payable on or before February 9, 2018. The Company intends to use the proceeds to fund working capital requirements and for general corporate purposes.

On January 24, 2017, the Company entered into an amendment (the “Second Amendment”) to the Agreement which extended the date by which the last closing under the Agreement must occur from December 31, 2016 until March 31, 2017.

On March 24, 2017, the Company entered into an amendment (the “Third Amendment”) to the Agreement which amended each of Notes and Warrants held by the Noteholders and requires the Company to comply with new financial covenants, including that the Company maintain a positive Working Capital (as defined in the Agreement) as of each month end and average cash on hand at least equal to the largest payroll during the preceding 90 days (subject to certain adjustments), and requires the Company to provide regular financial reports to the Noteholders. The Third Amendment amends the definition of conversion price of the Notes from $12.00 per share to $10.00 per share and reduces the per share price floor for any interest payments made in shares of common stock from $12.00 per share to $10.00 per share, and amends the exercise price of the Warrants from $12.00 per share to $10.00 per share. The Third Amendment also provides for the issuance of Notes (as amended) with an aggregate principal amount equal to $2,250,000, along with Warrants (as amended) to purchase approximately 112,500 shares of Common Stock. During the three months ended March 31, 2017, the Company sold Notes with an aggregate principal amount of $3.0 million, along with Warrants to purchase approximately 150,000 shares of Common Stock.

See Note 11 “Notes Payable” and Note 12 “Long-Term Debt” in the notes to our consolidated financial statements included elsewhere in this Form 10-K for additional information.

Primary Cash Flow Sources

Our discussion of cash flows from operating, investing and financing activities below considers both continuing and discontinued operations. Significant activity related to the cash flows from operating, investing and financing activities of our discontinued operations can be found in Note 3 “Discontinued Operations” under “Part II—Item 8. Financial Statements and Supplementary Data.

Cash Flows from Operating Activities

Cash used in operating activities was $12,426,717 and $12,395,690 for 2016 and 2015, respectively, which represents an increase of $31,027. This change in cash flows is attributable to our net loss increase of $22,148,302, which was almost fully offset by an increase in non-cash charges and other adjustments of $17,659,921  and an increase in working capital and other assets of $4,457,354. Non-cash charges and other adjustments consist primarily of increases in impairment of goodwill and intangible assets of $10,433,106, $1,715,624 decrease in derivative income, $2,484,142 change in deferred income taxes and $1,594,354 increase in stock option and warrant compensation expense.

Cash Flows from Investing Activities

Cash used in investing activities was $356,513 and $3,776,021 for 2016 and 2015, respectively, which represents a decrease of $3,419,508. This change in cash flows is primarily attributable to decreased property and equipment purchases of $1,935,308 and decreased cash paid for acquisitions of $1,368,825. In 2015, we paid $1,368,825 for IPSA, net of cash acquired.

Cash Flows from Financing Activities

Cash provided by financing activities was $13,311,975 and $16,064,731 for 2016 and 2015, respectively, which represents a decrease of $2,752,756. This change in cash flows is primarily attributable to decreased proceeds from warrant and options exercises of $1,196,833 and proceeds from common stock issuances of $7,828,456, offset by an increase in proceeds from debt issuances of $6,271,000.

Outlook

In the latter half of 2014, we announced that we were de-emphasizing the energy business and repositioning ourselves as a cybersecurity and regulatory risk mitigation business.

We acquired root9B, LLC, its wholly owned cybersecurity business at the end of 2013. In 2014, root9B, LLC began expanding the number of subject matter experts it employs and developed and enhanced its offensive and defensive cyber operations platforms and tools. These efforts have resulted in the development of: i) Orion, an Active Adversary Pursuit (HUNT) platform, ii) Orkos, which identifies compromised credentials and supports predictive remediation, iii) Cerberus, which provides host based security analytics and breach monitoring, and iv) Event Horizon, which provides non attributable network access that allows users to connect to a secure managed tunnel for web, e-mail and file transfers. The APC, root9B, LLC’s 24/7 manned cybersecurity center, opened in September 2015. The APC combines internal and external threat intelligence feeds to drive pursuit operations and perimeter defense within client networks. We continue to believe that root9B, LLC’s Orion and Hunt Platforms and other tools will provide a distinct advantage by allowing customers to focus on identifying potential threats before significant data breaches occur rather than remediation after the occurrence.

In the fourth quarter of 2016, we announced our commitment to re-focus our business to that of a pure-play cybersecurity company based on the operations of our wholly-owned subsidiary root9B, LLC. In connection therewith we announced a series of initiatives including the divestiture and/or downsizing of our non-cybersecurity assets. As a result, we sold our Control Engineering, Inc. (CEI) subsidiary and are actively seeking a buyer for the IPSA subsidiary.

We are still in the early stages of commercialization and while we believe that our business developments efforts will be successful, and ultimately enhanced by the opening of the APC, there can be no assurances that our efforts to commercialize our new product offerings and grow root9B, LLC’s revenues will be successful.

Contractual Obligations

As of December 31, 2016, our contractual obligations consisted of the following operating leases which cover office premises:

2017	$1,003,000
2018	484,000
2019	438,000
2020	415,000
2021	56,000
Total (1)	$2,396,000

(1) The table above includes future minimum lease payments under non-cancelable operating leases related to the IPSA subsidiary classified as held for sale as of December 31, 2016 of $187,000 in 2017.

We had no other material contractual obligations. We have several employment contracts in place with key management which are in the normal course and have not been included in the above table.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, including notes and the report of our independent accountants, can be found at page F-1 of this annual report.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.
CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to this Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to a material weakness in our internal control over financial reporting as described below, our disclosure controls were not effective at December 31, 2016.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of December 31, 2016:

1.
The Company financial statements include complex transactions and financial instruments that are subject to extensive technical accounting standards. The Company does not have adequate internal or external resources with sufficient technical knowledge to properly account for such transactions.
2.
Timely reporting of financial results with appropriate recognition of required revenue and expense accruals.
3.
Inadequate consolidating financial statements to support segment reporting requirements.
4.
Inadequate processes, staffing and procedures to meet external financial reporting requirements and disclosures.

The errors arising from the underlying deficiencies are not material to the financial statements reported in any interim or annual period and therefore, did not result in a revision to previously filed financial statements. However, these control deficiencies could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected in a timely manner. Accordingly, we have determined that these control deficiency constitutes a material weakness. Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

We are evaluating the material weaknesses and are engaged in the planning for and implementation of remediation efforts to strengthen our overall internal control. The remediation plan will include the following actions:

●
Hire sufficient competent staff to analyze and report financial transactions in compliance with GAAP in a timely manner.
●
Engage sufficient competent external experts to assist with complex financial transactions as needed.
●
Consolidate the accounting teams to one geographical location and standardize close procedures and account reconciliations.
●
Combine and enhance financial reporting systems.
●
Enhance controls related to revenue recognition.

We are committed to improving our internal control environment and believe that these remediation efforts will represent significant improvements in our controls. We have started to implement these steps, however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist. Management believes that these additional controls will remediate the material weakness discussed above; however, no assurance can be given that these changes will remediate the material weakness until such time that the controls have operated for a sufficient period of time and their operating effectiveness has been tested.

Changes in Internal Control over Financial Reporting

There have been no other significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the period covered by this report.

Further, subsequent to the period covered by the report, management plans to implement measures to remediate the material weaknesses in internal controls over financial reporting described above to the extent sufficient capital is available to do so. As the business increases, the Company is seeking to hire additional accounting professionals and it will continue its efforts to create an effective system of disclosure controls and procedures for financial reporting.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report regarding the Company’s internal control systems over financial reporting. Accordingly, the Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following:

●
Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes.
●
Controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override.
●
The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
●
Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

ITEM 9B.
OTHER INFORMATION

None.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our definitive proxy statement relating to our 2017 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 11.
EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive proxy statement relating to our 2017 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive proxy statement relating to our 2017 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive proxy statement relating to our 2017 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement relating to our 2017 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 15.
EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) Documents filed as part of this Annual Report.

1.
The following financial statements of root9b Holdings, Inc. and Report of Independent Registered Public Accounting Firm, are included in this report:

●
Report of Independent Registered Public Accounting Firm
●
Consolidated Balance Sheets
●
Consolidated Statements of Comprehensive Loss
●
Consolidated Statements of Stockholders’ Equity
●
Consolidated Statements of Cash Flows
●
Notes to Consolidated Financial Statements

2.
List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.
List of Exhibits required by Item 601 of Regulation S-K. See Item 15(b) below.

(b)
Exhibits.

The following exhibits are filed as a part of, or incorporated by reference into, this report.

No.
Description

2.1
Agreement and Plan of Merger, dated November 13, 2013, between root9B Holdings, Inc., (the “Registrant”) and root9B LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission (the “Commission”) on November 19, 2013).

2.2
Agreement and Plan of Merger, dated February 6, 2015, between the Registrant, IPSA International Services Inc., and IPSA International Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on February 10, 2015).

2.3
Amendment to the Agreement and Plan of Merger, dated October 9, 2015, by and between the Registrant, IPSA International Services, Inc., and IPSA International, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on October 15, 2015).

3.1
Certificate of Incorporation, filed with the Delaware Secretary of State on June 21, 2011 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 30, 2012).

3.2
Certificate of Amendment of the Certificate of Incorporation, filed with the Delaware Secretary of State on April 30, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on May 1, 2012).

3.3
Certificate of Amendment of the Certificate of Incorporation, filed with the Delaware Secretary of State on August 28, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on August 29, 2014).

3.4
Certificate of Amendment of the Certificate of Incorporation, filed with the Delaware Secretary of State on November 24, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on December 1, 2014).

3.5
Certificate of Amendment of the Certificate of Incorporation, filed with the Delaware Secretary of State on December 1, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on December 6, 2016).

3.6
Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on December 6, 2016).

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

4.12
Form of New Warrant (incorporated by reference to Exhibit (1)(F) to the Schedule TO of the Registrant filed with the Commission on January 11, 2016).

4.13
Form of Warrant for Qualified Purchasers (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant filed with the Commission on March 14, 2016).

4.14
Form of Warrant for Non-Qualified Purchasers (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Registrant filed with the Commission on March 14, 2016).

4.15
Form of Warrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on April 22, 2016).

4.16
Form of Secured Promissory Note (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 12, 2016).

4.17
Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 12, 2016).

4.18*^
Second Form of Secured Promissory Note.

4.19*^
Form of First Note Amendment, effective as of December 22, 2016.

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

10.11
Form of Securities Purchase Agreement by and among the Registrant and the Purchasers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on November 12, 2015).

10.12
Form of Letter Agreement, dated January 29, 2016, by and among the Registrant and certain Purchasers (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant filed with the Commission on February 1, 2016).

10.13
Letter Agreement, dated February 9, 2016 by and among the Registrant, Miriam Blech, and River Charitable Remainder Unitrust f/b/o Isaac Blech (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on February 11, 2016).

10.14
Form of Letter Agreement dated February 29, 2016 by and between the Registrant and certain Purchasers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on March 1, 2016).

10.15
Form of Letter Agreement dated March 7, 2016 by and between root9B Technologies, Inc. and certain Purchasers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on March 8, 2016).

10.16
Form of Letter Agreement, dated March 9, 2016, by and among the Registrant and certain Purchasers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on March 14, 2016).

10.17
Amended and Restated Securities Purchase Agreement, dated March 10, 2016, by and between the Registrant and the Purchasers (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on March 14, 2016).

10.18
Letter Agreement, dated March 10, 2016, between the Registrant and Miriam Blech and River Charitable Remainder Unitrust f/b/o Isaac Blech (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on March 14, 2016).

10.19
Letter Agreement, dated April 14, 2016, between root9B Technologies, Inc. and Miriam Blech and River Charitable Remainder Unitrust f/b/o Isaac Blech (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant dated April 19, 2016 filed with the Commission on April 20, 2016).

10.20
Settlement Agreement and Mutual Release, dated April 11, 2016, between root9B Technologies, Inc. and Platte River Insurance Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant dated April 11, 2016 and filed with the Commission on April 20, 2016).

10.21
Form of Convertible Promissory Note Extension Agreement, dated April 18, 2016, by and between the Registrant and certain Holders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on April 22, 2016).

10.22
Promissory Note, dated August 17, 2016, issued to Joseph J. Grano, Jr. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on August 22, 2016).

10.23
Form of Securities Purchase Agreement, dated September 9, 2016, by and among the Registrant and the Purchasers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 12, 2016).

10.24
Form of Security Agreement, dated September 9, 2016, by and among the Registrant and the Secured Parties (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 12, 2016).

10.25
Waiver of Anti-Dilution Rights, dated August 29, 2016, (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 12, 2016).

10.26
Stock Purchase Agreement, dated December 15, 2016, by and among Carlos Carrillo, Control Engineering, Inc., and Greenhouse Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on December 20, 2016).

10.27*^
First Amendment to Securities Purchase Agreement, effective December 22, 2016.

10.28+
2008 Stock Incentive Plan (incorporated by reference to Annex A to the Definitive Proxy Statement of the Registrant filed with the Commission on April 3, 2009).

10.29+
Employment Agreement, dated May 20, 2014, between the Registrant and Joseph Grano (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on May 22, 2014).

10.30+
Employment Agreement, dated February 9, 2015, between Registrants subsidiary IPSA International and Dan Wachtler (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on February 10, 2015).

10.31+
Confidentiality, Non-Compete and Non-Solicitation Agreement, dated February 9, 2015, by and between the Registrant and Dan Wachtler (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant filed with the Commission on February 10, 2015).

10.32+
Separation Agreement and Release effective as of September 1, 2016, by and between the Registrant and Brian King (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 7, 2016).

10.33+
Employment Agreement, dated November 22, 2016, by and between the Registrant and William Hoke (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on November 29, 2016).

10.34+
Employment Agreement, dated November 22, 2016, by and between the Registrant and Michael Effinger (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on November 29, 2016).

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

^
Confidential treatment request with respect to certain portions of this exhibit.

ITEM 16.
FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROOT9B HOLDINGS, INC.

Date: April 17, 2017	By:	/s/ Joseph J. Grano, Jr. .
Joseph J. Grano, Jr., Chief Executive Officer(Principal Executive Officer)
Date: April 17, 2017	By:	/s/ William L. Hoke .
William L. Hoke, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Signature

/s/ Joseph J Grano Jr	/s/ Anthony Sartor
Joseph J. Grano, Jr. – Director, Chairman	Anthony Sartor – Director
April 17, 2017	April 17, 2017

/s/ Isaac Blech	/s/ Seymour Siegel
Isaac Blech – Director	Seymour Siegel – Director
April 17, 2017	April 17, 2017

/s/ Kevin Carnahan	/s/ Cary W Sucoff
Kevin Carnahan – Director	Cary W Sucoff – Director
April 17, 2017	April 17, 2017

/s/ / Eric Hipkins	/s/ Daniel Wachtler
Eric Hipkins – Director	Daniel Wachtler - Director
April 17, 2017	April 17, 2017

/s/ Gregory C Morris
Gregory C Morris – Director
April 17, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of root9B Holdings, Inc. and subsidiaries
Colorado Springs, Colorado

We have audited the accompanying consolidated balance sheets of root9B Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative operating cash flows and will require additional financing to fund the continued operations. The availability of such financing cannot be assured. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cherry Bekaert LLP

Charlotte, North Carolina
April 17, 2017

ROOT9B HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,445,028	$614,316
Accounts receivable, net	1,664,808	788,189
Marketable securities	-	33,366
Cost and estimated earnings in excess of billings	298,814	169,200
Assets held for sale	10,956,392	20,639,623
Prepaid expenses and other current assets	369,332	496,113

Total current assets	14,734,374	22,740,807

Construction in progress - at cost	42,092	108,095

Property and equipment - at cost less accumulated depreciation	2,375,364	2,883,727

OTHER ASSETS:

Goodwill	2,307,700	4,352,177
Intangible assets - net	49,372	92,324
Investment in cost-method investee	100,000	100,000
Cash surrender value of officers' life insurance	-	167,371
Deposits and other assets	130,554	144,303

Total other assets	2,587,626	4,856,175

TOTAL ASSETS	$19,739,456	$30,588,804

See Notes to Consolidated Financial Statements

ROOT9B HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(continued)

	December 31,
	2016	2015
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$2,100,000	$1,540,693
Accounts payable	1,932,813	1,141,655
Billings in excess of costs and estimated earnings	676,232	217,336
Liabilities held for sale	4,410,348	1,993,777
Accrued expenses and other current liabilities	1,900,364	1,035,655

Total current liabilities	11,019,757	5,929,116

Long term debt, net of debt discount of $2,810,103 and $0 at December 31, 2016 and 2015, respectively	2,960,897	-
Derivative liability	1,692,053	3,540,084

Total noncurrent liabilities	4,652,950	3,540,084

Commitments and contingencies

STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value, 5,485,000 authorized, no shares issued or outstanding at December 31, 2016 and 2015, respectively	-	-
Class B convertible preferred stock, no liquidation preference $.001 par value, 2,000,000 shares authorized, no shares issued at December 31, 2016 and 2015, respectively	-	-
Class C convertible preferred stock, $.001 par value, 2,500,000 shares authorized, no shares and 2,380,952 shares issued and outstanding at December 31, 2016 and 2015, respectively	-	2,381
Common stock, $.001 par value, 30,000,000 shares authorized, 6,100,878 and 5,132,710 shares issued and outstanding at December 31, 2016 and 2015, respectively	6,102	5,134
Additional paid-in capital	91,214,763	78,055,468
Deficit	(87,574,127)	(57,080,942)
Accumulated other comprehensive income	420,011	137,563
Total stockholders' equity	4,066,749	21,119,604

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,739,456	$30,588,804

See Notes to Consolidated Financial Statements

ROOT9B HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015
Net revenue	$10,238,552	$11,157,480

Operating expenses:
Direct cost of revenue	9,818,751	9,865,889
Selling, general and administrative	17,180,089	12,341,351
Depreciation and amortization	704,919	373,876

Total operating expenses	27,703,759	22,581,116

Loss from operations	(17,465,207)	(11,423,636)

Other income (expense):
Derivative income	1,928,970	3,644,594
Goodwill impairment	(2,044,477)	-
Interest expense, net	(504,143)	(325,263)
Other expense	(214,330)	(5,380)

Total other (expense) income	(833,980)	3,313,951

Loss from continuing operations before taxes	(18,299,187)	(8,109,685)

Income tax benefit	-	84,399

Loss from continuing operations	(18,299,187)	(8,025,286)

Loss from discontinued operations, net of taxes	(11,869,982)	(312,740)

Loss on sale of discontinued operations, net of taxes	(317,159)	-

Net loss	(30,486,328)	(8,338,026)

Preferred stock dividends	(6,857)	(406,372)

Net loss available to common stockholders	$(30,493,185)	$(8,744,398)

Basic loss per common share from:
Loss per share from continuing operations	$(3.31)	$(1.79)
Loss per share from discontinued operations	$(2.21)	$(0.07)
Net loss per share	$(5.52)	$(1.86)
Diluted loss per common share from:
Loss per share from continuing operations	$(3.31)	$(1.79)
Loss per share from discontinued operations	$(2.21)	$(0.07)
Net loss per share	$(5.52)	$(1.86)

Weighted average number of shares:
Basic	5,522,840	4,705,416
Diluted	5,522,840	4,705,416

See Notes to Consolidated Financial Statements

ROOT9B HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2016	2015
Net Loss	$(30,486,328)	$(8,338,026)
Other comprehensive income:
Foreign currency translation gain	282,448	137,563
Other comprehensive income	282,448	137,563
Comprehensive loss	$(30,203,880)	$(8,200,463)

See Notes to Consolidated Financial Statements

ROOT9B HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class B Preferred Stock		Class C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2014	1,080,000	$1,080	2,380,952	$2,381	3,244,676	$3,245	$42,849,314	$(48,336,544)	$-	$(5,480,525)
Deemed dividend on preferred stock	-	-	-	-	-	-	-	-	-	-
Issuance of common stock as dividends on preferred B and C stock	-	-	-	-	17,478	17	406,355	(406,372)	-	-
Stock warrants issued for services	-	-	-	-	-	-	18,373	-	-	18,373
Stock options issued for assets and services rendered	-	-	-	-	-	-	1,128,979	-	-	1,128,979
Conversion of preferred B stock to common stock	(1,080,000)	(1,080)	-	-	72,000	72	1,008	-	-	-
Exercise of stock warrants	-	-	-	-	91,954	92	881,243	-	-	881,335
Exercise of stock options	-	-	-	-	203,552	204	2,024,826	-	-	2,025,030
Reclassification of derivative warrant liability to equity from exercise of warrants	-	-	-	-	-	1	1,079,894	-	-	1,079,895
Reclassification of derivative warrant liability to equity as a result of warrant exchange agreement	-	-	-	-	-	-	2,618,049	-	-	2,618,049
Issuance of stock warrants in connection with 10% convertible notes	-	-	-	-	-	-	83,031	-	-	83,031
Issuance of stock from IPSA acquisition	-	-	-	-	666,667	667	13,299,333	-	-	13,300,000
Issuance of stock from financings	-	-	-	-	808,764	809	13,159,091	-	-	13,159,900
Issuance of stock for services	-	-	-	-	13,333	13	265,987	-	-	266,000
Issuances of stock for principal and interest payments on convertible notes	-	-	-	-	14,286	14	239,986	-	-	240,000
Foreign exchange translation income	-	-	-	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	(8,338,026)	137,563	(8,200,463)
Balance at December 31, 2015	-	-	2,380,952	2,381	5,132,710	5,134	78,055,468	(57,080,942)	137,563	21,119,604
Conversion of preferred C stock to common stock	-	-	(2,380,952)	(2,381)	476,190	476	1,905	-	-	-
Exercise of stock options	-	-	-	-	46,800	47	452,703	-	-	452,750
Stock options issued for services	-	-	-	-	-	-	3,007,707	-	-	3,007,707
Reclassification of derivative warrant liability to equity	-	-	-	-	-	-	1,594,439	-	-	1,594,439
Issuance of stock from financings	-	-	-	-	353,612	354	5,234,967	-	-	5,235,321
Issuance of common stock as dividends on series C preferred stock	-	-	-	-	331	-	6,857	(6,857)	-	-
Issuance of common stock for series D warrant exercises	-	-	-	-	76,168	76	1,256,706	-	-	1,256,782
Cashless warrant exercises	-	-	-	-	15,067	15	(15)	-	-	-
Beneficial conversion feature associated with convertible notes	-	-	-	-	-	-	1,402,392	-	-	1,402,392
Debt discount associated with convertible debt warrants	-	-	-	-	-	-	478,360	-	-	478,360
Promissory note extension warrants	-	-	-	-	-	-	226,380	-	-	226,380
Fees related to stock issuances and inducement of series D warrant exercises	-	-	-	-	-	-	(503,106)	-	-	(503,106)
Foreign exchange translation income	-	-	-	-	-	-	-	-	282,448	282,448
Net loss	-	-	-	-	-	-	-	(30,486,328)	-	(30,486,328)
Balance at December 31, 2016	-	$-	-	$-	6,100,878	$6,102	$91,214,763	$(87,574,127)	$420,011	$4,066,749

See Notes to Consolidated Financial Statements

ROOT9B HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(30,486,328)	$(8,338,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,095,325	1,600,246
Amortization of debt discount	206,106	152,958
Decrease (increase) in cash surrender value of officers' life insurance	(14,466)	170,843
Income from change in value of derivatives	(1,928,970)	(3,644,594)
Deferred income taxes	56,409	(2,427,733)
Stock option / warrant compensation expense	3,007,707	1,413,353
Loss (gain) on sale of fixed assets	446,911	(79,327)
Loss on sale of discontinued operations	317,159	-
Impairment of goodwill and intangible assets	10,433,106	-
Loss on extinguishment of debt	226,380	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,473,594)	10,136,988
Decrease (increase) in marketable securities	-	5,497
Decrease (increase) in costs and estimated earnings in excess of billings	58,811	343,021
Decrease (increase) in prepaid expenses	197,923	(85,953)
Decrease (increase) in deposits and other assets	41,743	(5,620)
Increase (decrease) in accounts payable and accrued expenses	3,099,354	(4,374,677)
Increase (decrease) in factored receivables obligation	830,811	(6,488,748)
Increase (decrease) in billings in excess of costs and estimated earnings	458,896	(773,918)
Net cash used in operating activities	(12,426,717)	(12,395,690)

Cash flows from investing activities:
Cash paid in acquisitions, net of cash acquired	-	(1,368,825)
Proceeds on sale of assets	-	99,828
Purchases of property and equipment, net	(571,716)	(2,507,024)
Proceeds from sale of marketable securities	33,366	-
Proceeds from officers' life insurance policy	181,837	-
Net cash used in investing activities	(356,513)	(3,776,021)

Cash flows from financing activities:
Warrants and options exercised	1,709,532	2,906,365
Common stock issuances	5,331,443	13,159,899
Net payments on long-term debt	-	(1,533)
Convertible debt and related party note proceeds	6,271,000	-
Net cash provided by financing activities	13,311,975	16,064,731

Exchange gain on foreign currency	282,448	137,563

Net increase in cash	811,193	30,583

Cash - beginning of period, before discontinued operations	795,682	765,099

Cash - end of period, before discontinued operations	1,606,875	795,682
Less: Cash - end of period, discontinued operations	(161,847)	(181,366)
Cash - end of period	$1,445,028	$614,316

See Notes to Consolidated Financial Statements

ROOT9B HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
	Year Ended December 31,
	2016	2015

Cash payments for:
Interest paid	$610,398	$602,138
Income taxes paid	$86,292	$1,169,584

Summary of non-cash investing and financing activities:
Reclassification of derivative warrant liability to equity	$1,594,439	$3,697,944
Issuance of common stock for dividend payment on preferred stock	$6,857	$406,372
Issuance of 666,667 shares of common stock in IPSA acquisition	$-	$13,300,000
Issuance of 14,286 shares of common stock for principal (in the amount of $200,000) and interest payments (in the amount of $40,000) on convertible notes	$-	$240,000
Issuance of 10,667 stock warrants in connection with 10% convertible notes extension	$-	$83,031
Fair value of warrants issued to induce exercise of series D warrants	$84,525	$-
Fair value of warrants and anti-dilution provisions issued to Qualified Purchasers in Q1 2016 PIPE financing credited to derivative liabilities	$599,228	$-
Fair value of warrants issued with 2016 Q3 convertible promissory notes (debt discount) credited to derivative liabilities	$1,076,150	$-
Beneficial conversion feature 2016 Q3 convertible promissory notes (debt discount) credited to additional paid-in capital	$1,017,900	$-
Property acquired under capital lease	$56,710	$-
Beneficial conversion feature with 2016 Q4 convertible promissory notes (debt discount) credited to additional paid-in capital	$384,492
Fair value of warrants issued with 2016 Q4 convertible promissory notes (debt discount) credited to additional paid-in capital	$478,360	$-

See Notes to Consolidated Financial Statements

ROOT9B HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 1:
Description of Business, Going Concern and Summary of Significant Accounting Policies

Description of Business

Prior to the fourth quarter of 2016 we focused on three key areas for customers: (i) cyber security, (ii) regulatory risk mitigation, and (iii) energy usage and strategy initiatives. In December 2016, we announced our commitment to re-focus our business to that of a pure-play cybersecurity company based on the operations of our wholly-owned subsidiary root9B, LLC. In connection therewith, we announced a series of initiatives including the divestiture and/or downsizing of our non-cybersecurity assets: IPSA International (“IPSA”), Control Engineering, Inc. (“CEI”), and Business Advisory Solutions (“BAS”) and the relocation of our corporate headquarters from Charlotte, NC to Colorado Springs, CO, which is home to root9B, LLC. Accordingly, our primary focus is using our expertise on issues related to two key areas for our customers; (i) cybersecurity and (ii) regulatory risk mitigation.  We work with our customers to assess, design, and provide customized advice and solutions that are tailored to address each client’s particular needs. We provide solutions and services to a wide variety of organizations including Fortune 500 companies, medium-sized businesses and governmental entities.

In December 2016, we amended our certificate of incorporation to (i) effect a one-for-fifteen (1:15) reverse stock split of the Company’s issued and outstanding common stock (the “Reverse Split”), (ii) decreased the number of authorized shares of our common stock, and (iii) changed the name of the Company to root9B Holdings, Inc. When the Reverse Split became effective, every fifteen shares of the Company’s issued and outstanding common stock were automatically converted into one share of common stock. Following the Reverse Split, the number of common shares authorized for issuance decreased from 125,000,000 to 8,333,000 shares, which was then increased to 30,000,000 shares, which was approved by the shareholders. The number of outstanding shares of common stock was reduced from approximately 84.4 million shares to approximately 5.6 million shares. As required by the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Topic 260-10-55-12, “Earnings per Share”, all share and per-share computations presented in this Annual Report on Form 10-K and the accompanying Consolidated Financial Statements reflect the new number of shares after the Reverse Split. As a result of implementing the Reverse Split, the stated capital on our balance sheet attributable to our common stock, which consists of the par value per share multiplied by the aggregate number of shares issued and outstanding, was reduced in proportion to the size of the Reverse Split. Correspondingly, our additional paid-in capital account, which consists of the difference between our stated capital and the aggregate amount paid to us upon issuance of all currently outstanding shares of our stock, was increased by the amount by which the stated capital was reduced. Therefore, stockholders’ equity, in the aggregate, remained unchanged.

Additionally, we realigned our operating and reporting segments into the following two operating and reporting segments to align with our current business focus and strategy: Cyber Solutions and Business Advisory Solutions. Prior year periods of segment information presented below reflect the current two operating and reporting segments for consistency.

We completed the sale of CEI on December 31, 2016 and are in the final stages of completing the sale of IPSA in the first half of 2017. Each of these entities met the criteria for recognition as a “discontinued operation” under the guidelines detailed in ASC 205-20 “Discontinued Operations” during the fourth quarter of 2016 and are presented as such in this annual report. See Note 3 “Discontinued Operations” for additional information.

Going Concern and Liquidity

We had a net loss from continuing operations of $18,299,187 for the year ended December 31, 2016, our working capital decreased $13,097,074 to $3,714,617 during the year ended December 31, 2016, and $1,600,000 of our promissory notes are due on May 21, 2017. The Company has no existing lines of credit.

During 2016, we incurred substantial costs in our efforts to grow the Cyber Solutions business segment. We hired additional personnel, engaged in strategic marketing and brand-building efforts, built-out the Adversary Pursuit Center (“APC”) and other new offices opened, incurred legal fees related to trademarks and patents, and engaged in extensive research and development projects to enhance the Orkos and HUNT software platforms. These investments in the Cyber Solutions segment were made in anticipation of revenue growth during 2017, of which, there can be no assurance.

We anticipate requiring additional capital to grow our Cyber Solutions business segment, fund operating expenses, and make principal and interest payments on our promissory note obligations.

During 2016 and early 2017, we took steps to mitigate these factors by:

1)
Entering into various debt and equity financing arrangements described in Notes 11 and 12.

2)
Selling our CEI subsidiary on December 31, 2016 and working to complete the aforementioned IPSA transaction during the first half of 2017. This transaction is expected to provide between $6 million and $10 million of financing over the next three years.

3)
Focusing 100% of our efforts on the growth of the Cyber Solutions contract pipeline.

Despite the measures discussed above, our current levels of cash on hand, working capital and proceeds from the debt offerings in the first quarter of 2017 have not been sufficient to alleviate our liquidity issues and, as a result, management has determined additional capital is required in order to sustain operations for one year beyond the issuance of these consolidated financial statements.

The accompanying financial statements have been prepared assuming that we will continue as a going concern for at least the next 12 months following the issuance of our financial statements and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the following: (i) measurement of valuation allowances relating to trade receivables and deferred tax assets; (ii) fair values of share-based compensation and of financial instruments (including derivative financial instruments); (iii) evaluations of uncertain tax positions; (iv) estimates and assumptions used in connection with business combinations and divestitures; and (v) future cash flows used to assess and test for impairment of goodwill and long-lived assets, if applicable. Actual results could differ from these estimates.

Cash and cash equivalents

We consider all highly liquid investments having an original maturity of three months or less to be cash equivalents. Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents. We place our cash and cash equivalents on deposit with financial institutions in the United States. From time to time we may have amounts on deposit in excess of the insured limits (FDIC limits are $250,000). We periodically assess the financial condition of the institutions and believes that the risk of loss is remote.

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense, if any, is included in general and administrative expenses. At December 31, 2016 and 2015, the allowance for doubtful accounts for continuing operations was $0 and $120,000, respectively.

Marketable securities

Marketable equity securities are accounted for as trading securities and are stated at market value with unrealized gains and losses accounted for in other income (expense).

Property and equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Maintenance and repair costs are expensed as incurred. Gains or losses on dispositions are reflected in income.

Valuation of goodwill and intangible assets

Our intangible assets include goodwill, trademarks, non-compete agreements and purchased customer relationships, all of which are accounted for based on Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 350 Intangibles-Goodwill and Other. Goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated period of benefit, ranging from four to five years.

Impairment testing

Our goodwill impairment testing is conducted at the reporting unit level. Our annual impairment test has two steps. The first identifies potential impairments by comparing the fair value of the reporting unit with its carrying value. If the fair value exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied fair value of goodwill is less than the carrying amount, a write-down is recorded.

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

We predominately use a discounted cash flow model derived from internal budgets and forecasts in assessing fair values for our impairment testing. Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures, and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flows is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair values. In the event that management determines that the value of intangible assets have become impaired using this approach, we will record a charge for the amount of the impairment. We also engage an independent valuation expert to assist it in performing the valuation and analysis of fair values of goodwill and intangibles and consider such analysis in our assessment.

Revenue recognition

We generate revenue from the sales of subscriptions, support and maintenance, and professional services primarily through our direct sales force. In general the Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition, thereby recording revenue when persuasive evidence of an arrangement exists, services have been rendered, and collectability is reasonably assured.

Some of our contracts include the sale of customized software and we follow the guidance in ASC 985-605 Software Revenue Recognition and all related interpretations. Revenue is recognized when all of the following criteria are met:

●
Persuasive Evidence of an Arrangement Exists. We rely upon non-cancelable sales agreements and purchase orders to determine the existence of an arrangement.

●
Delivery has Occurred. We use shipping documents or transmissions of service contract registration codes to verify delivery.

●
The Fee is Fixed or Determinable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction.

●
Collectability is Reasonably Assured. We assess collectability based on credit analysis and payment history.

We recognize subscription and support and maintenance service revenue ratably over the contractual service period, which is typically one to three years. Professional services revenue, including incident response and related consulting services for our customers who have experienced a cybersecurity breach or who require assistance assessing the vulnerability of their networks, and training services revenue is recognized as the services are rendered.

Many of our arrangements, other than renewals of subscriptions and support and maintenance services, are multiple-element arrangements with a combination of product, subscriptions, support and maintenance, and other services. For multiple-element arrangements, we follow the guidance in ASC 605-25 Revenue Recognition: Multiple-Element Arrangements superseded by ASU 2009-13 Multiple-Deliverable Revenue Arrangements and allocate revenue to each unit of accounting based on an estimated selling price at the arrangement inception. The estimated selling price for each element is based upon the following hierarchy: vendor-specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”) of selling price, if VSOE of selling price is not available, or best estimate of selling price (“BESP”), if neither VSOE of selling price nor TPE of selling price are available. The total arrangement consideration is allocated to each separate unit of accounting using the relative estimated selling prices of each unit based on the aforementioned selling price hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.

To determine the estimated selling price in multiple-element arrangements, we seek to establish VSOE of selling price using the prices charged for a deliverable when sold separately and, for subscriptions and support and maintenance, based on the renewal rates and discounts offered. If VSOE of selling price cannot be established for a deliverable, we seek to establish TPE of selling price by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated transactions. However, as our products contain a significant element of customized technology and offer substantially different features and functionality from our competitors, we are often unable to obtain comparable pricing of our competitors’ products with similar functionality on a standalone basis. Therefore, we are not always able to obtain reliable evidence of TPE of selling price. If neither VSOE nor TPE of selling price can be established for a deliverable, we establish BESP primarily based on historical transaction pricing. Historical transactions are segregated based on our pricing model and our go-to-market strategy, which include factors such as type of sales channel (reseller, distributor, or end-customer), the geographies in which our products and services were sold (domestic or international), and offering type (products, subscriptions or services). In analyzing historical transaction pricing, we evaluate whether a majority of the prices charged for a product, as represented by a percentage of list price, fall within a reasonable range. To further support the BESP as determined by the historical transaction pricing or when such information is unavailable, such as when there are limited sales of a new product, we consider the same factors we have established through our pricing model and go-to-market strategy. The determination of BESP is made through consultation with and approval by our management.

Sales commissions and other incremental costs to acquire contracts are expensed as incurred and are recorded in direct costs of revenue. After receipt of an order, any amounts billed in excess of revenue recognized are recorded as billings in excess of costs and estimated earnings on the accompanying consolidated balance sheets.

Revenue recognized in excess of amounts billed is recorded as costs and estimated earnings in excess of billings on the accompanying consolidated balance sheets.

Software Development Costs

In accordance with ASC 985-20 Costs of Software to be Sold, Leased, or Otherwise Marketed, the costs to develop software that is marketed have not been capitalized as we believe our current software development process is essentially completed concurrently with the establishment of technological feasibility. Such costs are expensed as incurred and included in research and development expenses, which are recorded in the selling, general and administrative expense line item in our consolidated statements of operations.

Because the Company uses software platforms developed in house for both internal use and for sale to end users we follow the guidance under ASC 985-20 for both. However for purchased software, we follow ASC 985-20-25-7 by capitalizing the cost and amortizing over the estimated useful life.

Income taxes

We account for income taxes under FASB ASC Topic 740 Income Taxes. Under FASB ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income. To the extent that we believe any amounts are not more likely than not to be realized through the reversal of the deferred tax liabilities and future income, we record a valuation allowance to reduce its deferred tax assets. In the event we determine that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in an adjustment to earnings in the period such determination is made.

FASB ASC Topic 740-10 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to be met before being recognized in the balance sheet. It also provides guidance on de-recognition, measurement and classification of amounts related to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim period disclosures and transition relating to the adoption of new accounting standards. Under FASB ASC Topic 740-10, the recognition for uncertain tax positions should be based on a more-likely-than-not threshold that the tax position will be sustained upon audit. The tax position is measured as the largest amount of benefit that has a greater than fifty percent probability of being realized upon settlement.

Advertising expense

We expense advertising costs as incurred. Advertising expenses for the years ended December 31, 2016 and 2015 were insignificant.

Derivative Warrant Liability

We evaluate debt and equity financings to determine if those contracts contain any embedded components that qualify as derivatives. This accounting treatment requires that the carrying amount of any embedded derivatives be marked-to-market at each balance sheet date and carried at fair value. In the event that the fair value is recorded as a liability, the change in the fair value during the period is recorded in the Consolidated Statement of Operations as either income or expense. Upon conversion or exercise, the derivative liability is marked to fair value at the conversion date and then the related fair value is reclassified to equity. The fair value at each balance sheet date and the change in value for each class of warrant derivative is disclosed in Note 2.

Share-based Compensation

We account for stock based compensation in accordance with FASB ASC 718 – Compensation-Stock Compensation. For employee stock options issued under our stock-based compensation plans, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes pricing model, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. For employee restricted stock awards and units issued under our stock-based compensation plans, the fair value of each grant is calculated based on our stock price on the date of the grant and a forfeiture rate is estimated when calculating stock-based compensation expense for the period. We recognize the compensation cost of stock-based awards according to the vesting schedule of the award.

We account for stock-based compensation awards to non-employees in accordance with FASB ASC 505-50 Equity-Based Payments to Non-Employees (“ASC 505-50”). Under ASC 505-50, we determine the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity over the applicable service periods.

Fees From Factoring Arrangement

Fees charged to us from our factoring arrangement for accounts receivable sold with full recourse include an administrative fee that is incurred upon funding of the factored invoices and a closing fee that is incurred when payment of the original accounts receivable amount is paid to the factoring company by our customer. Administrative and closing fees from the factoring arrangement are included in interest expense in the consolidated financial statements.

Foreign Currency Translation

The functional currencies of our foreign operations are the local currencies. The consolidated financial statements of our foreign subsidiaries have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of Operations amounts have been translated using the average exchange rate for the periods presented. Net translation adjustments have been reported in other comprehensive income in the consolidated statements of comprehensive loss.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments. ASU 2014-09 permits the use of either full retrospective or modified retrospective methods of adoption. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year to December 15, 2017, for interim and annual reporting periods beginning after that date. In March, April, May and December 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively which provide supplemental guidance and clarification to ASU 2014-09. Early adoption is permitted, but not before the original effective date of December 15, 2016. We do not plan to adopt this standard early. We are currently evaluating the impact that this guidance will have on our financial statements and disclosures and have not yet selected a transition method.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. The Company elected to adopt ASU 2014-15 effective with this financial statement. Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in Note 1.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases the lessee would recognize a straight-line lease expense. The standard is effective for annual periods beginning after December 15, 2018 using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the impact that ASU 2016-02 may have on our financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact that ASU 2016-09 may have on our financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04, “Intangible-Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment.” ASU 2017-14 simplifies the goodwill impairment test by eliminating the second step of the current two-step impairment test. ASU 2017-04 is effective for interim or annual goodwill impairment tests in fiscal years beginning after December 15, 2019 and is applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 may affect our financial statements to the extent that a goodwill impairment test results in impairment charges.

Revision to Previously Reported Financial Information

In the fourth quarter of 2016, we determined that it would be appropriate to modify the presentation of certain descriptions within our Consolidated Statements of Operations to reflect our change in strategy to evolve into a pure-play cybersecurity company, which provides cybersecurity and business advisory services. We believe the change does not represent an error in prior presentations but, rather, is consistent with the change in our strategic focus. See Note 23 “Revision to Previously Issued Financial Information.”

Note 2:
Fair Value Measurements

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

Level 3 – inputs that are unobservable (for example the probability of a capital raise in a “binomial” methodology).

Derivative Instruments

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

Certain of our derivative instruments are detachable (or “free-standing”) common stock purchase warrants issued in conjunction with debt or preferred stock. We estimate fair values of these derivatives utilizing Level 2 inputs for all warrants issued (collectively the “Level 2 Fair Value Derivatives”), other than those associated with Series C Preferred Stock and the derivative features associated with the Q1 2016 PIPE (collectively the “Level 3 Fair Value Derivatives”)(see note 13 “Stockholders’ Equity”). For the Level 2 Fair Value Derivatives we use the Black-Scholes option valuation technique as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, and risk free rates) necessary to fair value these instruments, for they do not contain material “down round protection” (otherwise referred to as “anti-dilution” and full ratchet provisions).

The Level 3 Fair Value Derivatives do contain down round protections and the Black-Scholes option valuation technique does not, in its valuation calculation, give effect for the additional value inherently attributable to the down round protection mechanisms in its contractual arrangement.  Valuation models and techniques have been developed and are widely accepted that take into account the additional value inherent in down round protection. These techniques include “Modified Binomial”, “Monte Carlo Simulation” and the “Lattice Model.” The “core” assumptions and inputs to the “Binomial” model are the same as for “Black-Scholes”, such as trading volatility, remaining term to maturity, market price, strike price, and risk free rates; all Level 2 inputs.  However, a key input to the “Binomial” model (in our case, the “Monte Carlo Simulation”, for which we engage an independent valuation firm to perform) is the probability of a future capital raise which would trigger the down round protection feature.  By definition, this input assumption does not meet the requirements for Level 1 or Level 2 outlined above; therefore, the entire fair value calculation for the Level 3 Fair Value Derivatives are deemed to be Level 3. This input to the Monte Carlo Simulation model, was developed with significant input from management based on its knowledge of the business, current financial position and the strategic business plan with its best efforts.

The warrants associated with the Series C preferred stock expired during Q1 2016 and were historically valued using the Monte Carlo simulation (Level 3).  The Monte Carlo simulation was used because there was material value associated with the anti-dilution provision that was not captured by the Black Scholes model.  There are no longer any Series C warrants recorded as a derivative liability as of December 31, 2016

The Merger Agreement with IPSA related to our 2015 acquisition of IPSA, (see Note 5 “Acquisition”) included a contingent value right in which we were subject to issue additional shares of our stock based on the performance of our stock as of the 18 month anniversary of the transaction as well as the attainment of certain financial benchmarks by the IPSA subsidiary. The contingent value right had been valued on a quarterly basis in 2015 utilizing a Monte Carlo Simulation model, which included significant Level 3 inputs, and the fair value of the contingent value right had been included as a Derivative Liability. On October 9, 2015, we and IPSA amended the Merger Agreement to remove the provision relating to the contingent value right. Therefore as of December 31, 2015, there was no value assigned to this contingent value right.

The convertible debt issued during the third quarter and fourth quarter of 2016 (discussed in Note 11) had 240,000 attached warrants with an initial fair value of $1,076,150, which were classified as derivative liabilities until the completion of the December 2016 Reverse Stock Split and the associated increase in the number of shares authorized for issuance. At that time, a sufficient number of shares became authorized to settle the exercise of such warrants and the warrants no longer represented a derivative liability and, accordingly, the derivative liability was marked to market and the value of $1,025,000 was reclassified as equity during the three months ended December 31, 2016.

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

The key quantitative assumptions related to the valuation of the Series C Common Stock Warrants, issued March 3, 2011 that expired on March 3, 2016, were as follows at December 31, 2015:

Expected Life (Years)	0.2
Risk Free Rate	0.15%
Volatility	38.06%
Probability of a Capital Raise	100%

The key quantitative assumptions related to the valuation of the warrants issued as part of the Securities Purchase Agreement executed on March 10, 2016 were as follows at December 31, 2016:

December 31,
2016

Expected Life (Years)	4.2
Risk Free Rate	1.60%
Volatility	75.30%
Probability of a Capital Raise	5%-95%

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Derivative liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets under derivative liability.

	December 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Derivative Liability −
Series D common stock purchase warrants	$471,134	$-	$471,134	$-
Qualified Purchaser common stock purchase warrants and anti-dilution provisions	1,220,919	-	-	1,220,919
Total	$1,692,053	$-	$471,134	$1,220,919

	December 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Derivative Liability −
Common stock purchase warrants attached to promissory note issuances	$2,189	$-	$2,189	$-
Series D common stock purchase warrants	2,904,849	-	2,904,849	-
Series C common stock purchase warrants	633,046	-	-	633,046
Total	$3,540,084	$-	$2,907,038	$633,046

The table below provides a summary of the changes in fair value of derivative liabilities for the years ended December 31, 2016 and 2015.

	Level 2 Inputs				Level 3 Inputs
	Derivative liability - Common Stock Purchase Warrants – Series B Preferred Stock	Derivative liability - Common Stock Purchase Warrants –Promissory Notes	Derivative liability - Common Stock Purchase Warrants – Series D Preferred Stock	Total Fair Value Measurements Using Level 2 Inputs	Derivative liability - Common Stock Purchase Warrants – Series C Preferred Stock	IPSA Acquisition Derivative Liability – Contingent Value Right	Qualified Purchasers from Q1 2016 PIPE Stock Warrants and Anti-dilution Provision	Q3 2016 Convertible Promissory Note Stock Warrants	Grand Total Fair Value Measurements Using Both Level 2 and Level 3 Inputs

Balance December 31, 2014	$794,633	$225,897	$3,325,449	$4,345,979	$6,305,260	$-	$-	$-	$10,651,239

Total unrealized (gains) or losses included in net income or (loss)	21,079	12,722	(410,731)	(376,930)	(3,036,281)	(231,384)	-	-	(3,644,594)

Reclassification to equity resulting from exercise of Common Stock Purchase Warrants	(815,712)	(236,430)	(9,869)	(1,062,011)	(17,884)	-	-	-	(1,079,895)

Release of contingent value right		-	-	-		231,384	-	-	231,384

Reclassification to equity resulting from the warrant exchange agreement	--	--	--	--	(2,618,049)	--	-	-	(2,618,049)

Balance December 31, 2015	-	2,189	2,904,849	2,907,038	633,046	-	-	-	3,540,085

Total unrealized (gains) or losses included in net income loss		(2,189)	(2,004,145)	(2,006,334)	(493,124)	-	621,691	(51,203)	(1,928,970)

Initial fair value of derivative liability issuance		-	-	-	-	-	599,227	1,076,150	1,675,377

Reclassification to equity resulting from exercise of Common Stock Purchase Warrants		-	(429,570)	(429,570)	(139,922)	-	-	(1,024,947)	(1,594,439)

Balance December 31, 2016	$-	$-	$471,134	$471,134	$-	$-	$1,220,918	$-	$1,692,053

Note 3:
Discontinued Operations

In 2016, we announced a strategic shift to evolve into a pure-play cybersecurity company. In August 2016, our Board of Directors approved the evaluation of the divestiture of IPSA and the remaining components of the Energy Solutions businesses. A plan to divest those business units was approved during the three months ended December 31, 2016. Our Control Engineering, Inc. (“CEI”) subsidiary was sold on December 31, 2016 and we have signed a non-binding letter of intent to sell our IPSA subsidiary. As of April 17, 2017, we’re in the final stages of completing this transaction (the “IPSA Transaction”). We evaluated the authoritative guidance in ASU No. 2014-08 related to the presentation of discontinued operations and determined the criteria for recognition as discontinued operations were met for these divestitures during the fourth quarter of calendar 2016.

As of December 31, 2016 and 2015, the assets and liabilities of IPSA and CEI are classified as held for sale in the Consolidated Balance Sheets. The operating results for CEI and IPSA as well as the loss on sale of CEI are presented as discontinued operations in the Consolidated Statements of Operations.

We evaluated the fair market value of the assets held for sale, less the costs of disposal as of December 31, 2016, using a valuation prepared by an independent third party as well as our market knowledge, and determined the goodwill and identified intangible assets held by IPSA were impaired. As a result of the impairment analysis testing, we valued IPSA at $12.3 million and recorded a non-cash impairment charge of $2,078,000 for the three months ended December 31, 2016, which was comprised of $1,678,000 related to goodwill and identifiable intangibles and $400,000 related to anticipated costs of disposal. To assist with our working capital requirements, the Company has preliminarily agreed to sell IPSA for $10.0 million to be paid $6.0 million at the close of the IPSA Transaction and $4.0 million in an earnout (the “Earnout”) based on future performance metrics which have not yet been determined. The Earnout will be accounted for as a gain contingency and recognized when realized in accordance with guidance provided by ASC 450, Contingencies. Accordingly, an additional impairment charge totaling $6.3 million was recorded in discontinued operations for the three months ended December 31, 2016, for a total impairment charge of $8.4 million.

The following table represents the components of the results from discontinued operations associated with CEI and IPSA as reflected in the Consolidated Statements of Operations:

	Year Ended December 31,
	2016	2015
Net revenue	$22,742,697	$18,200,949
Direct cost of revenue	16,730,451	12,315,325
Selling, general and administrative	6,566,459	6,498,282
Depreciation and amortization	1,390,405	1,226,370
Loss from operations	(1,944,618)	(1,839,028)
Goodwill impairment	(7,215,181)	-
Intangible asset impairment	(1,173,448)	-
Interest expense, net	(319,090)	(468,026)
Other expenses	(172,362)	(161,203)
Loss before income taxes	(10,824,699)	(2,468,257)
Income tax (expense) benefit	(1,045,283)	2,155,517
Loss from discontinued operations, net of taxes	$(11,869,982)	$(312,740)

Following is a summary of the assets and liabilities classified as held for sale as reflected in the Consolidated Balance Sheets in connection with the sale of CEI and IPSA as of:

	December 31,
	2016	2015

Carrying amounts of major classes of assets:
Cash and cash equivalents	$161,847	$181,366
Accounts receivable, net	2,818,948	2,221,974
Property and equipment, net	639,461	898,661
Intangible assets	7,083,870	16,741,386
Deferred tax assets	-	56,409
Other	252,266	539,827
Total assets of the disposal group classified as held for sale	$10,956,392	$20,639,623

Carrying amounts of major classes of liabilities:
Accounts payable	$1,354,194	$465,512
Accrued expenses and other current liabilities	2,225,342	1,528,265
Factored receivables obligation	830,812	-
Total liabilities of the disposal group classified as held for sale	$4,410,348	$1,993,777

Total net assets classified as held for sale	$6,546,044	$18,645,846

Our IPSA subsidiary sells certain of its accounts receivable with full recourse (the “Factoring Agreement”) to Advance Payroll Funding Ltd. (“Advance”). Advance retains portions of the proceeds from the receivable sales as reserves, which are released to us as the receivables are collected. Proceeds from sales of such receivables, net of amounts held in reserves totaled $9,227,000 and $7,393,507, during the year ended December 31, 2016 and the period from February 9, 2015 to December 31, 2015, respectively. The outstanding balance of full recourse receivables at December 31, 2016 and 2015 was $1,039,000 and $0, respectively, and this amount was included in accounts receivable on the consolidated balance sheets. The outstanding factored receivable obligations as of December 31, 2016 and 2015 was $831,000 and $0, respectively. In the event of default, we are required to repurchase the entire balance of the full recourse receivables which is subject to fees. There are no limits on the amount of accounts receivable factoring available to us under the Factoring Agreement. The Factoring Agreement with Advance automatically renewed for a two year period on January 10, 2016, with additional 24 month renewal intervals available thereafter. The Factoring Agreement may only be terminated as of the end of the next maturing term, or the Company may provide at least sixty days written notice for an early termination.  In the event of early termination, we would be subject to an early termination fee as defined.

The following table represents the components of the results from discontinued operations associated with the sale of CEI and IPSA as reflected in the Consolidated Statements of Cash Flows:

	Year ended December 31,
	2016	2015
Significant operating items:
Depreciation and amortization	$1,390,405	$1,226,370
Goodwill & intangible asset impairment	$8,388,629	$-
Changes in operating assets and liabilities	$2,163,567	$582,976

Significant investing items:
Capital expenditures	$(229,473)	$(8,704)

As a part of the purchase price allocation when IPSA was acquired, we recorded net deferred tax assets, which were recorded on IPSA’s books at the time of acquisition, of approximately $556,000. Prior to the acquisition, the Company had determined that it was more likely than not that some portion or all of its deferred tax assets would not be realized and therefore had recorded a valuation allowance for the full amount of its deferred tax assets.  Upon the acquisition, the Company evaluated the likelihood that the acquired deferred tax assets and liabilities would be realized and as a result of that evaluation, recorded an increase to the valuation allowance of approximately $474,000 related to the acquired deferred tax assets and recorded a reduction to the valuation allowance of approximately $2,842,000 related to the deferred tax liability associated with the acquired identifiable intangible assets.   See Note 5.

Note 4:
Sale of Subsidiary

On December 31, 2016, we sold 100% of the stock in our CEI subsidiary to the Senior Vice President of Engineering and Operations of CEI. The purchase price was calculated as the difference between the December 31, 2016 CEI net accounts receivable balance and accounts payable balance less $60,000. The fair value of the balances used to determine the sale price were determined to be the recorded value due to their short term nature. Based on this calculation, the purchase price was negative, and accordingly, we paid CEI $163,000 in January 2017. Additionally, both parties forgave all intercompany balances and notes payable/receivable. The net loss on the sale of CEI of $317,000 is included in Loss on Sale of Discontinued Operations, net of taxes in our Consolidated Statements of Operations. We have no continuing involvement with CEI.

Note 5:
Acquisition

In 2016, we announced a strategic shift to evolve into a pure-play cybersecurity company. As a result we are actively seeking a buyer for the IPSA subsidiary, the original acquisition of which occurred in 2015. Accordingly, as of December 31, 2016 and December 31, 2015, the assets and liabilities of IPSA are classified as held for sale in the Consolidated Balance Sheets and the operating results are presented as discontinued operations in the Consolidated Statements of Operations for all periods presented.

The original acquisition was as follows. On February 6, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IPSA. On February 9, 2015, we and IPSA consummated and closed the Merger, which was accounted for as a business acquisition. Pursuant to the terms of the Merger Agreement, upon the closing of the Merger, we issued approximately 667,000 shares of our common stock, valued at $13,300,000 to the stockholders of IPSA (the “Stock Consideration”), as well as paid $2,500,000 in cash to such stockholders. In conjunction with the closing of the Merger, we entered into a registration rights agreement with the stockholders of IPSA whereby we agreed to provide piggyback registration rights to the holders of the Stock Consideration. We also entered into an employment agreement with Dan Wachtler, the CEO of IPSA. We incurred acquisition related costs of $649,000 and these were included in operating expenses during the year ended December 31, 2015 in discontinued operations.

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

The acquired intangibles include customer relationships initially valued at $3,057,000 were being amortized over 5 years, trademarks initially valued at $2,548,000 were being amortized over 15 years and a non-compete agreement initially valued at $975,000 being amortized over 2 years. The acquired intangible assets are included in assets held for sale in the Consolidated Balance Sheets at December 31, 2016 and 2015. See Note 3 “Discontinued Operations” for impairment of these intangibles and goodwill related to IPSA.

As a part of the purchase price allocation, we recorded net deferred tax assets, which were recorded on IPSA’s books at the time of acquisition, of approximately $556,000. In connection with the purchase price allocation, we recorded a deferred tax liability of approximately $2,842,000, with a corresponding increase to goodwill, for the tax effect of the acquired identifiable intangible assets from IPSA. This liability was recorded as there will be no future tax deductions related to the acquired intangibles.

Prior to the acquisition, we had determined that it was more likely than not that some portion or all of its deferred tax assets would not be realized and therefore IPSA had recorded a valuation allowance for the full amount of its deferred tax assets (which were $7,544,000 at December 31, 2014). Upon the acquisition, we evaluated the likelihood that the acquired deferred tax assets and liabilities would be realized and, as a result of that evaluation, recorded an increase to the valuation allowance of approximately $474,000 related to the acquired deferred tax assets and recorded a reduction in the valuation allowance of approximately $2,842,000 related to the deferred tax liability associated with the acquired identifiable intangible assets. The net amount of these two adjustments to our valuation allowance against IPSA’s net deferred tax assets was approximately $2,368,000 and was included in the discontinued operations on our Consolidated Statement of Operations for the year ended December 31, 2015. See Note 3 “Discontinued Operations” for 2016 impacts on goodwill, intangibles and deferred taxes.

Note 6:
Property and Equipment

The principal categories and estimated useful lives of property and equipment used in continuing operations are as follows at December 31:

			Estimated
	2016	2015	Useful Lives
Office equipment	$854,530	$568,734	5 years
Furniture and fixtures	2,106,214	1,958,166	7 years
Vehicles	-	13,567	5 Years
Computer software	286,226	732,842	3 years
Leasehold improvements	29,183	44,023	**
Land	181,371	226,261	N/A
	3,457,524	3,543,593
Accumulated depreciation and amortization	(1,082,160)	(659,866)
	$2,375,364	$2,883,727

** Amortized over the remaining useful life or lease term, whichever is shorter.

Note 7:
Marketable Securities Classified as Trading Securities

Under FASB ASC Topic 320 Investments-Debt and Equity Securities, securities that are bought and held principally for the purpose of selling them in the near term (thus held only for a short time) are classified as trading securities. Trading generally reflects active and frequent buying and selling, and trading securities are generally used with the objective of generating profits on short-term differences in price. All inputs used to value the securities are based on Level 1 inputs under FASB ASC Topic 820 Fair Value Measurements and Disclosures. The unrealized holding loss is as follows at December 31, 2015. We did not have any marketable securities at December 31, 2016.

Cost	Fair Market Value	Holding Loss
$42,504	$33,366	$(5,497)

Note 8:
Investment in Limited Liability Company

We have an investment in a limited liability company, which owns approximately 33 percent of the office building that we lease office space in Charlotte, North Carolina. Our investment represents an approximate 3 percent share of ownership in the limited liability company. Based on our ownership percentage, we account for the investment using the cost method. Accordingly, the carrying value of $100,000 is equal to the capital contribution we have made. Income is recognized when we receive capital distributions which totaled $3,600 for each of the years ended December 31, 2016 and 2015.

Note 9:
Goodwill Impairment

Our annual goodwill impairment testing date is October 1 of each year. During 2016, as a result of IPSA, BAS and Cyber Solutions not achieving their respective business unit growth plans, management accelerated the timing of this analysis to September 30, 2016. Additionally, as we made the determination to sell our IPSA subsidiary, we performed the analysis again as of December 31, 2016 for that reporting unit, the results of which are discussed in Note 3 “Discontinued Operations”. In determining impairment charges, we use various valuation techniques using both the income approach and market approach at each reporting unit in accordance with FASB ASC 350. As a result of the initial impairment testing, we recorded a non-cash goodwill impairment charge related to our BAS business segment in the third quarter of 2016 of $2,044,000, and no impairment was identified for the Cyber solutions and IPSA businesses at that time. We did not record an impairment charge during 2015. The goodwill balance related to continuing operations at December 31, 2016 and 2015 was $2,308,000 and $4,352,000, respectively. See Note 3 “Discontinued Operations” for additional information about additional impairment of goodwill and other intangible assets related to discontinued operations in the fourth quarter of 2016.

Amortization expense related to intangible assets for the next five years and thereafter is expected to be as follows for the years ended:

2017	$42,951
2018	6,421
2019	-
2020	-
2021	-
Thereafter	-
$49,372

Note 10:
Accrued Expenses

Accrued expenses for continuing operations consisted of the following at December 31:

	2016	2015
Accrued payroll	$949,516	$599,396
Accrued vacation	192,485	186,456
Other accrued liabilities	758,363	249,803
	$1,900,364	$1,035,655

Note 11:
Notes Payable

Between October 23, 2014 and November 21, 2014, we issued $1,800,000 of 10% Convertible Promissory Notes (the “Promissory Notes”) and warrants to purchase approximately 42,000 shares of our common stock (the “Warrants”) to accredited investors. The Promissory Notes had an initial term of 12 months, pay interest semi-annually at 10% per annum and can be voluntarily converted by the holder into shares of common stock at an exercise price of $16.80 per share. The Warrants have an exercise price of $16.80 per share and have a term of five years. The fair value of the Warrants was $140,513 which qualified for equity classification and was recorded as a debt discount and credited to Additional Paid-In Capital. The discount was amortized to interest expense over the one year term of the promissory notes. During the second quarter of 2015, $200,000 of the Promissory Notes were converted to common stock.

On October 28, 2015, we entered into Note Extension Agreements with the Noteholders in order to extend the maturity date of the Promissory Notes to May 21, 2016. As consideration for agreeing to extend the maturity date of the Promissory Notes, we agreed to issue the Noteholders five year common stock warrants to purchase an aggregate of approximately 11,000 shares of our common stock at an exercise price of $16.80 per share. The fair value of the warrants which qualified for equity classification, was $83,031 and was recorded as a debt discount and credited to Additional Paid-In Capital. The discount was amortized to interest expense over the extended term of the Promissory Notes.

In April 2016, we entered into an additional Note Extension Agreement, whereby the Noteholders agreed to extend the maturity date of the Promissory Notes to May 21, 2017. As consideration for the extension, the Noteholders received approximately 32,000 five year warrants with an exercise price of $16.50 per share. We determined that this transaction constituted a debt extinguishment under ASC 470 and the $226,380 fair value of the warrants was recorded as a loss on extinguishment in the accompanying consolidated financial statements during the year ended December 31, 2016.

On August 22, 2016, our Chairman and CEO loaned the Company $500,000. We issued an unsecured, non-convertible promissory note in the principal amount of $500,000, bearing interest at 4% per annum payable on or before August 22, 2017. The Company used the proceeds to fund working capital requirements and for general corporate purposes.

The outstanding amount of Promissory Notes above (net of the debt discount) at December 31, 2016 and 2015 was approximately $2,100,000 and $1,541,000, respectively.

On February 8, 2017, our Chairman and CEO loaned the Company an additional $245,000. We issued an unsecured, non-convertible, promissory note in the principal amount of $245,000, bearing interest at the rate of 4.0% per annum payable on or before February 9, 2018. The Company used the proceeds to fund working capital requirements and for general corporate purposes.

Note 12:
Long-Term Debt

In September 2016 we entered into an offering of Secured Convertible Promissory Notes (the “Notes”) with an aggregate principal amount of up to $10,000,000, along with warrants to purchase shares (the “Warrant Shares”) of our common stock, par value $0.001 per share (the “Common Stock”), representing fifty percent (50%) warrant coverage (the “Warrants”), to certain accredited investors (the “Investors”), in a private placement, pursuant to a securities purchase agreement (the “Agreement”) by and between us and each Investor. As of December 31, 2016 we completed the sale of Notes with a total amount of $5,771,000, along with Warrants to purchase 240,000 shares of Common Stock. The term of each Note is three years after issuance (the “Maturity Date”). Each Note accrues interest at a rate of 10% per annum, payable on each March 31, June 30, September 30 and December 31, commencing December 31, 2016 until the earlier of (i) the entire principal amount being converted or (ii) the Maturity Date. The interest payments shall be made in either cash or, at the holder’s option, in shares of Common Stock (the “Interest Payment Shares”) at a per share price equal to 85% of the average daily volume weighted average price of the Common Stock during the five consecutive trading day period immediately prior to the interest payment date, but in no event less than $12.00 per share.

Following the date which is six months after the date of issuance, at the election of the holder, all principal and interest due and owing under each Note is convertible into shares of Common Stock at a conversion price equal to $12.00 (the “Conversion Shares” and, together with the Warrant Shares and the Interest Payment Shares, the “Shares”). The conversion price is subject to adjustment for stock splits, stock dividends, combinations, or similar events. Pursuant to a security agreement entered into concurrently with the Investors, the Notes are secured by substantially all of our assets, subject to certain exceptions including the assets related to and held by IPSA. We may prepay any portion of the outstanding principal amount of any Note and any accrued and unpaid interest, with the prior written consent of the holder, by paying to the holder an amount (the “Prepayment Amount”) equal to (i) if the prepayment date is prior to the first anniversary of the date of issuance (the “Anniversary Date”), (1) the unpaid principal to be repaid plus (2) any accrued but unpaid interest plus (3) an amount equal to the interest which has not accrued as of the prepayment date but would accrue on the principal to be repaid during the period beginning on the prepayment date and ending on the Anniversary Date of the then-outstanding principal amount of that Note or (ii) if the prepayment date is after the Anniversary Date, (1) the unpaid principal to be repaid plus (2) any accrued but unpaid interest plus (3) an amount equal to one-half of the interest which has not accrued as of the prepayment date but would accrue on the principal to be repaid during the period beginning on the prepayment date and ending on the Maturity Date.

Pursuant to the terms of both the Notes and the Warrants, a holder may not be issued Shares if, after giving effect to the conversion of the Notes or exercise of the warrants, as applicable, the holder, together with its affiliates, would beneficially own in excess of 9.99% of the outstanding shares of Common Stock. In addition, in the event we consummate a consolidation or merger with or into another entity or other reorganization event in which the Common Stock is converted or exchanged for securities, cash or other property, or we sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets (other than the sale, merger or asset sale of IPSA) or another entity acquires 50% or more of the outstanding Common Stock, then following such event, (i) at their election within 30 days of consummation of the transaction, the holders of the Notes will be entitled to receive the Prepayment Amount, and (ii) the holders of the Warrants will be entitled to receive upon exercise of such Warrants the same kind and amount of securities, cash or property which the holders would have received had they exercised the Warrants immediately prior to such transaction. Any successor to us or surviving entity shall assume our obligations under the Notes and the Warrants.

With, or within 30 days after, the consummation of a such a consolidation or merger, we or any Successor Entity, at the Holder’s option, shall purchase or exchange for cash or an equal amount of securities or property all or any portion of any related warrants from the Holder, by paying the Holder an amount equal to the Black Scholes Value of the remaining unexercised portion of such warrant on the date of such a consolidation or merger.

In recording the proceeds of the Convertible Promissory Notes, we determined that the $5,771,000 in investment proceeds must be allocated between the Notes and Warrants, based on the fair value of the Warrants. The Warrants initially required derivative liability accounting because of insufficient authorized shares to settle the warrant contracts. With the Board approved change in our authorized shares as discussed above and in Note 13 “Stockholders’ Equity,” the fair value of these warrants were marked to market through such effective date, and the balance of $1,025,000 was reclassified to equity. The fair value of the Warrants and the intrinsic value of the beneficial conversion feature of the Notes were recorded as a debt discount. We calculated this debt discount value to be $2,956,902, which was recorded as a deduction in the par value of the Notes on our consolidated balance sheet at December 31, 2016. The debt discount is being amortized as interest expense over the three year term of the Notes. During the year ended December 31, 2016, we recognized $146,799 in interest expense associated with this amortization.

Long-term debt as of December 31 consists of the following:

	2016	2015

Convertible promissory notes	$5,771,000	$-
Less: unamortized debt discount	(2,810,103)	-
Long-term debt	$2,960,897	$-

On December 22, 2016, the Company entered into an amendment (the “First Amendment”) to the Agreement that provided the Noteholders with a one-time option to partially redeem up to 50% of the Outstanding Amount (as defined in the Agreement) if cash proceeds received by the Company in connection with the IPSA Transaction exceed certain threshold levels. We do not expect such proceeds to exceed the threshold levels established.

On January 24, 2017, the Company entered into an amendment (the “Second Amendment”) to the Agreement which extended the date by which the last closing under the Agreement must occur from December 31, 2016 until March 31, 2017.

On March 24, 2017, the Company entered into an amendment (the “Third Amendment”) to the Agreement which amended each of Notes and Warrants held by the Noteholders and requires the Company to comply with new financial covenants, including that the Company maintain a positive Working Capital (as defined in the Agreement) as of each month end and average cash on hand at least equal to the largest payroll during the preceding 90 days (subject to certain adjustments), and requires the Company to provide regular financial reports to the Noteholders. The Third Amendment amends the definition of conversion price of the Notes from $12.00 per share to $10.00 per share and reduces the per share price floor for any interest payments made in shares of common stock from $12.00 per share to $10.00 per share, and amends the exercise price of the Warrants from $12.00 per share to $10.00 per share. The Third Amendment also provides for the issuance of additional Notes (as amended) with an aggregate principal amount equal to $2,250,000, along with Warrants (as amended) to purchase approximately 112,500 shares of Common Stock. During the three months ended March 31, 2017, we sold Notes with an aggregate principal amount of $3.0 million, along with Warrants to purchase approximately 150,000 shares of Common Stock. This private placement offering closed March 31, 2017 having raised $8,771,000 along with Warrants to purchase approximately 439,000 shares of Common Stock.

Note 13: Stockholders’ Equity

All share and per-share amounts reflect the impact of the Reverse Split and are rounded to thousands.

Common Stock

Generally, we issue common stock in connection with acquisitions, as a part of equity financing transactions, as dividends on preferred stock, upon conversion of preferred shares and convertible notes to common stock and upon the exercise of stock options or warrants.

In 2015, we issued 667,000 shares as a part of the merger agreement with IPSA, 809,000 shares as a part of equity financing transactions, 17,000 shares as dividends on Preferred Stock, 72,000 shares due upon the conversion of Preferred Stock, 204,000 shares upon the exercise of options, 92,000 shares upon the exercise of warrants, 13,000 shares in exchange for services and 14,000 shares upon conversion of a portion of the principal and interest of outstanding convertible promissory notes.

Year Ended December 31, 2015

Q1 2015 Securities Purchase Agreements

On February 9, 2015, we entered into a securities purchase agreement with an accredited investor, pursuant to which we issued 372,000 shares of common stock at a purchase price of $16.50 per share. In addition, we issued warrants to purchase up to 342,000 shares of our common stock in the aggregate, at an exercise price of $12.00 per share. The warrants have a term of three years and may be exercised at any time from or after the date of issuance, may be exercised on a cashless basis and contain customary, structural anti-dilution protection (i.e., stock splits, dividends, etc.). The warrants qualified for equity accounting. Upon closing of this equity financing, we received proceeds of $6,145,000.

On February 17, 2015, we entered into a securities purchase agreement with an accredited investor, pursuant to which we issued 77,000 shares of common stock at a purchase price of $16.50 per share. In addition, we issued warrants to purchase up to 71,000 shares of our common stock in the aggregate, at an exercise price of $12.00 per share. The warrants have a term of three years and may be exercised at any time from or after the date of issuance, may be exercised on a cashless basis and contain customary, structural anti-dilution protection (i.e., stock splits, dividends, etc.). The warrants qualified for equity accounting. Upon closing of this equity financing, we received proceeds of $1,279,000.

On March 12, 2015, we entered into securities purchase agreements with a group of accredited investors, pursuant to which we issued 246,000 shares of common stock at a purchase price of $16.50 per share. In addition, we issued warrants to purchase up to 123,000 shares of our common stock in the aggregate, at an exercise price of $22.50 per share. The warrants have a term of three years and may be exercised at any time from or after the date of issuance and contain customary, structural anti-dilution protection (i.e., stock splits, dividends, etc.). The warrants qualified for equity accounting. Upon closing of this equity financing, we received proceeds of $4,055,000.

We incurred fees of $185,000 in connection with the financing transactions discussed above and this amount has been charged to additional paid in capital.

Q4 2015 Private Investment in Public Equity “PIPE” Financing

On November 5, 2015, we entered into securities purchase agreements with a group of accredited investors, pursuant to which we issued 51,000 shares of common stock at a purchase price of $16.50 per share. In addition, we agreed to issue warrants to purchase up to 13,000 shares of our common stock in the aggregate, at an exercise price of $22.50 per share. The warrants have a term of five years and may be exercised at any time from or after the date of issuance and contain customary, structural anti-dilution protection (i.e., stock splits, dividends, etc.). The warrants qualified for equity accounting. Upon closing of this equity financing, we received proceeds of $846,000. Two of the accredited investors are Dan Wachtler, CEO of the IPSA subsidiary, who invested $250,000 and was issued 15,000 shares of common stock and 4,000 warrants, and John Catsimatidis, a former member of our Board of Directors, who invested $242,750 and was issued 15,000 shares of common stock and 4,000 warrants.

On December 23, 2015, we entered into securities purchase agreements with a group of accredited investors, pursuant to which we issued 62,000 shares of common stock at a purchase price of $16.50 per share. In addition, we issued warrants to purchase up to 15,000 shares of our common stock in the aggregate, at an exercise price of $22.50 per share. The warrants have a term of five years and may be exercised at any time from or after the date of issuance and contain customary, structural anti-dilution protection (i.e., stock splits, dividends, etc.). The warrants qualified for equity accounting. Upon closing of this equity financing, we received proceeds of $1,019,700. As noted below, the warrants were replaced on March 3, 2016. Fees associated with the November and December 2015 financings were immaterial and expensed in the ordinary course of business.

Year Ended December 31, 2016

Q1 2016 Private Investment in Public Equity (“PIPE”) Financing

On January 26, 2016, we entered into securities purchase agreements with a group of accredited investors, pursuant to which we issued 15,000 shares of common stock at a purchase price of $16.50 per share. In addition, we issued warrants to purchase up to approximately 4,000 shares of our common stock in the aggregate, at an exercise price of $22.50 per share (the “Warrants”). The Warrants, which qualified for equity classification, have a term of five years and may be exercised at any time from or after the date of issuance and contain customary, structural anti-dilution protection (i.e., stock splits, dividends, etc.). As noted below, these original warrants were replaced on March 3, 2016. Upon closing of this equity financing, we received proceeds of $250,000.

Series D Warrant Inducement Offer

On February 24, 2016, we received proceeds of $1,257,000 in connection with our offer to amend and exercise warrants. In connection with the offering, warrant holders elected to exercise a total of 76,000 of their $16.875 warrants at a reduced exercise price of $16.50 per share. We issued new warrants to the participants to purchase 19,000 shares of common stock with a term of five (5) years and have an exercise price per share equal to $22.50. We incurred fees of $105,000 related to this transaction which was charged to additional paid in capital.

On March 3, 2016 we agreed to replace the 32,000, $22.50 warrants from the November 5, 2015, December 23, 2015 and January 26, 2016 PIPE financings with 128,000 five year warrants at $16.50 per share. These 128,000 warrants also qualified for equity classification and are subject to our customary, structural anti-dilution protections (i.e. stock splits, dividends, etc.).

On March 10, 2016, we entered into securities purchase agreements with accredited investors, advisory clients of Wellington Management Company, LLP (“Wellington”) and the Dan Wachtler Family Trust pursuant to which we issued 338,000 shares of common stock at the purchase price of $16.50 per share.  In addition, we issued warrants to purchase up to 338,000 shares of our common stock in the aggregate, at an exercise price of $16.50 per share.  The warrants have a term of five years and may be exercised on a cashless basis.  Per the terms of the agreement, other than Dan Wachtler Family Trust, these purchasers are deemed to be “Qualified Purchasers” and are subject to the full-ratchet and anti-dilution protections explained below. Upon closing of this equity financing, we received proceeds of $5,585,000.

In the event, prior to March 10, 2021, we issue “Additional Stock” (as defined in the Qualified Purchasers Securities Purchase Agreement) for per share consideration that is less than the Exercise Price of the Qualified Purchaser warrants, then the Exercise Price of each Warrant shall be reduced concurrently with such issue, to match the per share price of the dilutive issuance. Additional Stock as defined in the Securities Purchase Agreement excludes common stock issued for exercises of stock options and warrants, conversions of promissory notes, and certain other adjustments as defined in the agreement.

Additionally, in the event, prior to March 10, 2018, we issue “Additional Stock” for a per share consideration of less than $16.50 resulting in a “Dilutive Issuance” as defined in the Securities Purchase Agreement, we shall issue shares to the Qualified Purchasers, for no additional consideration, based on a formula defined in the Securities Purchase Agreement.

Furthermore, in the event, prior to March 10, 2018, we issue “Additional Stock” (as defined in the Qualified Purchasers Warrant Agreement) the number of warrant shares shall be increased by the number of shares necessary to ensure that the “Ownership Percentage” immediately following the issuance of any such shares shall remain equal to the Ownership Percentage immediately prior to such issuance. Ownership Percentage is calculated as the 338,000 warrant shares issued to Qualified Investors divided by 9,436,000 fully diluted shares agreed upon at the issuance date. Additional stock per the Warrant Agreement excludes all of the same items described above and also excludes shares issued for a strategic investment between $10 million and $25 million.

Qualified Purchasers cannot exercise their warrants unless their beneficial ownership of outstanding common stock falls below 9.9%. As of the March 10, 2016 issuance date and December 31, 2016, the Qualified Purchasers beneficially owned approximately 13% of our common stock, thus, the warrants are not exercisable. If the Qualified Purchasers ownership of outstanding common stock falls below 9.9%, they are permitted to exercise warrants only to the extent that their beneficial ownership reaches more than 9.9%.

On August 29, 2016 the Qualified Purchasers agreed that any issuance of Additional Stock, as defined in the Securities Purchaser Agreement, will exclude any new common stock or warrant shares issued as part of the 2016 Q3 Convertible Debt financing, as discussed in Note 12 “Long-Term Debt.”

Aside from legal fees, we incurred $398,000 in fees, plus the issuance of 14,000 five year warrants, with an exercise price of $16.50 in connection with this financing transaction and this amount was charged to additional paid in capital.

7% Class B Convertible Preferred Stock

During 2010, we issued approximately 80,000 shares of 7% Class B Convertible Preferred Stock (“Class B Preferred Stock”). The holders of shares of Class B Convertible Preferred Stock were entitled to receive a 7 percent annual dividend until the shares are converted to common stock. During 2015, all 1,080,000 shares of Class B Preferred Stock were converted into 1,080,000 shares of Common Stock. No shares of Series B Preferred Stock remain outstanding as of December 31, 2016 or 2015.

The Class B preferred stock accrued 7 percent per annum dividends. The dividends began accruing April 30, 2010, and were cumulative. Dividends were payable annually in arrears. At December 31, 2015, $6,857 of dividends had accrued on these shares. However, they are unrecorded on our books until declared. On February 26, 2016, we declared the dividends on the Series B preferred stock accrued as of December 31, 2015, and we paid the dividends in 333 shares of Company common stock during the three months ended March 31, 2016. There were no accrued dividends payable as of December 31, 2016.

Dividends paid during the year ended December 31, 2015 totaled 2,425 shares to the Series B investors valued at $56,372.

7% Class C Convertible Preferred Stock

During 2011, we issued approximately 159,000 shares of Series C Convertible Preferred Stock, $.001 par value per share (“Series C Preferred Stock”), along with approximately 548,000 warrants. Each share was priced at $31.50 and, when issued, included 3 warrants at an exercise price of $11.55 which expire in 5 years. The Series C Preferred Stock (a) is convertible into three shares of common stock, subject to certain adjustments, (b) pays 7 percent dividends per annum, payable annually in cash or shares of common stock, at our option, and (c) was automatically converted into common stock should the price of our common stock exceed $37.50 for 30 consecutive trading days. The warrants issued in connection with the Series C Preferred Stock contain full-ratchet anti-dilution provisions that required them to be recorded as a derivative liability.

On August 11, 2015, we executed an Exchange Agreement with the holders of the Series C Preferred Stock Warrants, replacing the original $11.55 warrants, with $18.00 warrants, which are not eligible for exercise until after February 11, 2017 and have an expiration date of August 11, 2018. Additionally, we did not provide full-ratchet anti-dilution provisions. The Holders consist of (i) River Charitable Remainder Unitrust f/b/o Isaac Blech (the “Trust”), of which Isaac Blech, one of our current Directors, is the sole trustee; and (ii) Miriam Blech, the wife of Isaac Blech.

On February 9, 2016, we entered into a letter agreement (the “Agreement”) with Miriam Blech and River Charitable Remainder Unitrust f/b/o Isaac Blech, who together control all of our Class C Preferred Stock.  Pursuant to the Agreement, the parties agreed to postpone payment of the annual dividend on our Class C Preferred Stock until five (5) business days following the day on which we hold an annual or special meeting of its stockholders where the stockholders approve a proposal to increase the authorized common stock.

Associated with the March 10, 2016 PIPE financing, Mr. Isaac Blech and his affiliates agreed that we do not have to reserve shares of common stock for the conversion of their Series C Preferred Stock and underlying warrants until five (5) business days following the day on which we hold an annual or special meeting of our stockholders where the stockholders approve a proposal to increase our the authorized capital stock. In addition, Mr. Blech and his affiliates agreed not to convert the Series C Preferred Stock or exercise the underlying warrants into shares of our common stock, until such time as our stockholders approved a proposal to increase our authorized capital stock.

On August 30, 2016, we entered into a letter agreement (“Consent Agreement”) with Miriam Blech and River Charitable Remainder Unitrust f/b/o Isaac Blech. Pursuant to the Consent Agreement, Blech agreed to waive certain rights and preferences associated with the Series C Preferred Stock. In addition, Blech agreed that within 5 days of the approval by our stockholders of a proposal to either increase our authorized capital stock or take such other corporate action as is necessary and appropriate to reserve such number of shares of authorized but unissued shares of common stock for the conversion of all of the Series C Preferred Stock in accordance with their terms, Blech will convert all of their respective shares of Series C Preferred Stock into shares of our common stock.

On October 24, 2016, our shareholders approved certain measures which were implemented by the Board of Directors and allowed the Series C shareholders to convert their 2,400,000 Series C Preferred Stock into 476,000 split adjusted shares of common stock on December 7, 2016. Any and all accrued or unpaid dividends outstanding were forgiven by the Series C shareholders.

There were no dividend payments to the Series C shareholders during 2016.

Dividends paid during the year ended December 31, 2015 totaled 15,054 shares to the Series C investors valued at $350,000.

There were zero and 2,380,952 outstanding shares of the Series C Preferred Stock as of December 31, 2016 and 2015, respectively.

Stock Option and Warrant Exchanges

On July 15, 2016, we exchanged, with former members of our Board of Directors, 20,000 and 2,000 stock options with strike prices of $19.50 and $21.75, respectively, for 22,000 three year warrants with a $22.50 strike price.

On September 26, 2016, 69,000 outstanding stock options with strike prices of $11.40 and 5 year terms originally issued to Centurion in December 2012 were modified as follows: (1) 35,000 options were transferred to our CEO and partner of Centurion with no modification of terms and (2) 34,000 options were cancelled and replaced with 5 year warrants with strike prices of $16.50. 1,000 of the warrants were issued to our CEO and 33,000 of the warrants were issued to affiliates of Centurion.

Stock Options

In May 2008, we adopted a stock incentive plan, entitled the 2008 Stock Incentive Plan (the “Plan”), authorizing us to grant stock options of up to 667,000 common shares for employees and key consultants. On August 13, 2014, our stockholders approved an amendment to the Plan increasing the number of shares of Common Stock available for issuance under the Plan to 1,333,000. All options are approved by the Compensation Committee. As of December 31, 2016, there were 34,000 shares available for grant under the Plan.

Our results for 2016 and 2015 include stock option based compensation expense of $2,948,000 and $1,129,000, respectively. These amounts are included within Selling, General & Administrative expenses on the Consolidated Statements of Operations. There were no tax benefits recognized in 2016 or 2015 for stock based compensation.

We grant stock options to key employees and Board members at prices not less than the fair market value of our common stock on the grant date. Options issued expire either at five or ten years from the date of grant. The options are exercisable either immediately, or based upon certain performance criteria tied to profitability, or based on a vesting schedule over 1 to 4 years. Compensation cost is recognized on a straight line basis based on the applicable vesting schedule. We use the Black-Scholes valuation method to estimate the grant date fair value of each option. The fair values of options granted were estimated using the following weighted-average assumptions:

Years Ended December 31,
	2016	2015
Exercise price	$10.20 - $20.10	$18.00 - $34.80
Risk free interest rate	0.84% to 2.39%	0.80% to 1.84%
Volatility	58.89% - 89.46%	27.62% - 60.7%
Expected Term	2.5 Years – 5.5 Years	2.5 Years – 5.5 Years
Dividend yield	None	None

The expected dividend yield is zero as we do not currently pay dividends on our common stock. As our common stock has very low trading volume, volatility is calculated based on the average volatility of a group which includes us and peer companies. The risk free interest rate is based on the U.S. Treasury rates on the grant date with maturity dates approximating the expected life of the option on the grant date. The expected term is an estimate based on the average of the date of vesting and the end of term of the option. These assumptions are evaluated and revised for future grants, as necessary, to reflect market conditions and experience. Due to the increase in trading volume over the past year, we have gradually increased the weight of the Company’s own stock price volatility as a percentage of volatility estimates over the course 2016. There were no other significant changes made to the methodology used to determine the assumptions during 2016. The weighted-average grant-date fair value of stock options granted was $7.14 during 2016 and $7.65 during 2015.

The following represents the activity under the Plan as of December 31, 2016 and changes during the two years then ended:

	Outstanding Options	Weighted Average Exercise Price
Outstanding at December 31, 2014	753,991	$12.15
Issued	209,333	$20.55
Exercised	(203,560)	$9.90
Forfeitures	(69,092)	$16.05
Outstanding at December 31, 2015	690,672	$15.15
Issued	571,378	$13.08
Exercised	(46,800)	$9.60
Forfeitures	(167,843)	$14.56
Outstanding at December 31, 2016	1,047,407	$14.18

Exercisable at December 31, 2016	710,105	$14.00

The weighted-average remaining contractual life for options outstanding at December 31, 2016 was 8.0 years and for options exercisable at December 31, 2016 was 7.28 years. The aggregate intrinsic value of options outstanding at December 31, 2016 was $426,001 and for options exercisable at December 31, 2016 was $339,344. As of December 31, 2016 there was approximately $1,736,000 of unrecognized compensation cost related to outstanding stock options. The unrecognized compensation cost will be recognized over a weighted-average period of .8 years.

At December 1, 2016, we had issued 132,000 stock options to employees, with the vesting of these options contingent on shareholder approval of an increase in the amount of authorized shares of common stock at the next annual meeting. Prior to December 2016, these option grants were not included as outstanding stock option grants. With the December 2016 increase in authorized shares, the contingency was removed and these outstanding options are included as issued during 2016 and are included in our outstanding stock options at December 31, 2016.

Warrants

We predominantly issue warrants to purchase Common Stock in connection with the issuance of Convertible Preferred Stock, Convertible Notes and equity financings. We have also issued warrants for services rendered by board members and outside companies. Additionally, we have issued warrants in connection with an acquisition. 669,000 of the 2,335,000 outstanding warrants have been issued in connection with equity instruments and are accounted for as a derivative liability. The remaining 1,666,000 warrants were issued for services rendered by board members or external companies, in connection with acquisitions, or in connection with the issuance of convertible notes or equity instruments and have been recorded as equity based on fair value. The warrants expire 3 or 5 years from the date of issuance. Generally, warrants vest immediately or over a vesting schedule of between 1 and 3 years. We use the Black-Scholes or “Binomial” valuation method, as appropriate, to estimate the grant date fair value of each warrant.

During 2016 and 2015, we issued 30,000 and 5,000 warrants, respectively, to purchase shares of common stock in exchange for services. Our results for the year 2016 and 2015, include expense related to warrants issued for services of $60,175 and $18,000, respectively, and were included within Selling, General & Administrative expenses in the Consolidated Statements of Operations.

The fair values of warrants granted for service were estimated using the following weighted-average assumptions:

	Years Ended December 31,
	2016	2015
Exercise price	$16.50 - $22.50	$22.50
Risk free interest rate	0.69% - 0.73%	0.39% to 0.46%
Volatility	56.4% - 59.66%	26.47% - 26.66%
Expected Term	1.5 - 2.0 Years	1.5 Years
Dividend yield	None	None

During 2016, warrant holders exercised 114,000 warrants to purchase common stock, some of which were cashless exercises. The weighted average price of the exercised warrants was $14.85 and we received $1,257,000 in proceeds and issued 91,000 shares of common stock as a result of these exercises. During 2015, warrant holders exercised 103,000 warrants to purchase common stock, some of which were cashless exercises. The weighted average price of the exercised warrants was $11.40 and we received $881,000 in proceeds and issued 92,000 shares of common stock as a result of these exercises.

 On August 11, 2015 (the “Closing Date”), we entered into an exchange agreement (the “Exchange Agreement”) with the holders of outstanding warrants to purchase shares of our common stock (the “Holders”), pursuant to which we agreed to issue warrants to purchase an aggregate of 476,000 shares of our common stock (the “Replacement Warrants”) in exchange for the cancellation of the Holder’s existing warrants to purchase an aggregate of 476,000 shares of our common stock (the “Prior Warrants”). The Holders consist of (i) River Charitable Remainder Unitrust f/b/o Isaac Blech (the “Trust”), of which Isaac Blech, a current member of our Board of Directors, is the sole trustee; and (ii) Miriam Blech, the wife of Isaac Blech. The Prior Warrants had an exercise price of $11.55 per share, contained weighted-average anti-dilution price protection and contained an expiration date of March 3, 2016. The Replacement Warrants have an exercise price of $18.00 per share, are not exercisable for a period of eighteen months from the Closing Date and expire on the three year anniversary of the Closing Date. Pursuant to the terms of the Exchange Agreement, we had agreed to seek shareholder approval for an increase in our authorized capital stock within twelve months of the Closing Date which was obtained in October 2016.

As a result of the Exchange Agreement, the Prior Warrants, which were recorded as a derivative liability and were valued at $2,618,000 as of August 11, 2015, were cancelled and removed from derivative liabilities on our Consolidated Balance Sheets. The Replacement Warrants, which were determined to be equity instruments, were recorded to additional paid in capital in the same amount on our Consolidated Balance Sheets.

On January 26, 2016, we entered securities purchase agreements with a group of accredited investors, pursuant to which we issued, among other things, warrants to purchase up to approximately 3,800 shares of our common stock in the aggregate, at an exercise price of $22.50 per share and a five year term.

On March 3, 2016, we agreed to replace the approximately 32,000, $22.50 warrants from the November 5, 2015, December 23, 2015 and January 26, 2016 financings with approximately 128,000 five year warrants at $16.50 per share.

On March 10, 2016, we entered securities purchase agreements with Wellington and the Dan Wachtler Family Trust pursuant to which we issued, among other things, warrants to purchase up to approximately 338,000 shares of our common stock in the aggregate, at an exercise price of $16.50 per share with a five year term.

On February 24, 2016, we offered to amend and exercise certain warrants. In connection with the offering, we issued new warrants to the participants to purchase approximately 19,000 shares of common stock with a term of five (5) years and have an exercise price per share equal to $22.50.

Between September and December 2016, we issued 240,000 five year warrants with a strike price of $12.00 to the Q3 and Q4 Convertible Promissory Note investors.

The following represents the stock warrant activity as of December 31, 2016 and changes during the two years then ended:

	Outstanding Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2014	1,250,204	$15.90
Issued	1,056,576	$16.09
Exercised	(103,087)	$11.40
Cancelled	(479,176)	$12.00
Outstanding at December 31, 2015	1,724,517	$17.40
Issued	843,896	$15.64
Exercised	(114,169)	$14.85
Cancelled	(118,973)	$35.70
Outstanding at December 31, 2016	2,335,271	$15.90

Note 14: Income Taxes

Significant components of the income tax benefit (expense) from continuing operations are summarized as follows:

	2016	2015
Current provision:
Federal	$-	$-
State	-	-
Foreign	-	-
Deferred provision:
Federal	-	67,420
State	-	16,979
Foreign	-	-
	$-	$84,399

A reconciliation of the statutory federal income tax rate to our effective income tax rate on loss before income taxes from continuing operations for the years ended December 31, 2016 and 2015 follows:

	2016	2015
Federal statutory rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	4.3	5.2
Book derivative income	4.0	20.9
Meals and entertainment	-	(0.2)
Stock compensation expense	(0.3)	(8.6)
Acquisition costs	-	(4.0)
Officers’ life insurance	(6.3)	(1.0)
Goodwill impairment	(4.3)	-
Change in valuation allowance	(31.4)	(45.0)
	-%	1.3%

We provide for income taxes in accordance with FASB ASC Topic 740 Income Taxes. Deferred income taxes arise from the differences in the recognition of income and expenses for tax and financial reporting purposes.

Deferred tax assets and liabilities are comprised of the following at December 31, 2016 and 2015:

	2016	2015
Deferred income tax assets:
Operating loss carry forward	$16,243,546	$8,842,639
Acquired NOL – Ecological acquisition	64,654	64,654
Allowance for doubtful accounts	3,601	150,354
Intangible assets	655,435	1,283,948
Charitable contribution carryforward	5,783	5,018
Total deferred tax assets	16,973,019	10,412,317
Less: valuation allowance	(16,969,570)	(10,412,317)
Deferred income tax assets	$3,449	$-

Deferred income tax liabilities:
Property and equipment	(3,449)	-
Total deferred tax liabilities	(3,449)	-
Net deferred tax assets / (liabilities)	$-	$-

A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We have provided a valuation allowance for all of our net current and non-current U.S. deferred tax assets of $16,969,570, which is primarily comprised of net operating loss carry forward deferred tax assets. Management made the assessment at the end of both 2016 and 2015 that a full valuation allowance for its U.S. deferred tax assets should be provided based on consideration of recent net operating losses, that it was no longer, at this time, more likely than not that the deferred tax assets would be recoverable.  Management will continue to monitor the status of the recoverability of deferred tax assets.  At December 31, 2016, we had income tax net operating loss carry forwards of $46,035,645 and $11,100,933 from continuing and discontinued operations respectively, that begin to expire in 2028 to 2036.

Note 15:
Net Loss Per Share

Basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted - average number of common shares outstanding during the period. Diluted income or loss per share is computed by dividing net income or loss for the period by the weighted - average number of common and common equivalent shares, such as stock options, warrants and convertible securities outstanding during the period. Such common equivalent shares have not been included in our computation of net income (loss) per share when their effect would have been anti-dilutive based on the strike price as compared to the average trading price or due to our net losses attributable to common stockholders.

	December 31,
	2016	2015
Basic:
Numerator –net loss available to common stockholders	$(30,493,185)	$(8,744,398)
Denominator – weighted – average shares outstanding	5,522,840	4,705,416
Net loss per share – Basic and diluted	$(5.52)	$(1.86)

Incremental common shares (not included due to their anti-dilutive nature) :
Stock options	1,047,407	690,672
Stock warrants	2,335,271	1,724,517
Convertible preferred stock – Series C	-	476,190
Convertible notes	576,155	95,238
	3,958,833	2,986,617

Note 16:
Operating Leases

We are obligated under various operating leases for office space and equipment.

The future minimum payments under non-cancelable operating leases and non-cancelable contracts with initial remaining terms in excess of one year as of December 31, 2016, are as follows:

2017	$1,003,000
2018	484,000
2019	438,000
2020	415,000
2021	56,000
Total (1)	$2,396,000

 (1) The table above includes future minimum lease payments under non-cancelable operating leases related to the IPSA subsidiary classified as held for sale as of December 31, 2016 of $187,000 in 2017.

Expenses for operating leases during 2016 and 2015 were $1,056,000 and $722,000, respectively.

We have a three percent ownership interest in a limited liability company that owns approximately 33 percent of the building we lease office space from in Charlotte, North Carolina. Additionally, one of our individual stockholders owns approximately 30 percent of the same limited liability company. Rent expense pertaining to this operating lease during 2016 and 2015 was $182,000 and $177,000, respectively.

Note17:
Employee Benefit Plan

After the acquisition of IPSA on February 9, 2015, we had two 401(k) plans which cover substantially all employees. We had a 401(k) plan in place prior to the acquisition and IPSA also had a 401(k) plan as well. Effective in December 2016, we restated our plan to include all Eligible Employees as defined in the plan (“Restated Plan”). Plan participants in the Restated Plan can make voluntary contributions of compensation, subject to certain limitations. At our discretion, we may match a portion of employee contributions. We expensed as contributions to the plans for the years ended December 31, 2016 and 2015 approximately $49,000 and $50,000, respectively.

Note 18:
Major Customers

For the year ended December 31, 2016, we had no sales to individual customers that accounted for 10% or more of our total consolidated revenues.

For the years ended December 31, 2015, we had sales to two individual customers (PNC Bank and Duke Energy) that accounted for 10% or more of our total consolidated revenues. Sales to the two customers of $1,634,319 and $1,203,099 were recorded in the BAS segment.

Note 19:
Segment Information

We define our segments as those operations whose results the chief operating decision maker (CODM) regularly reviews to analyze performance and allocate resources. We operate in two business segments: the Cyber Solutions segment and the Business Advisory Solutions segment. The Cyber Solutions segment provides cybersecurity and advanced technology training services, operational support and consulting services. The Business Advisory Solutions segment provides advisory and consulting services in the following areas: risk, data, organizational change and cyber.

We measure the results of our segments using each segment’s net revenue and operating income before corporate allocations. Cash, debt and financing matters are managed centrally. Our CODM does not review asset information and such information is not considered when analyzing performance or allocating resources. These segments operate as one from an accounting and overall executive management perspective, though each segment has senior management in place; however they are differentiated from a marketing and customer presentation perspective, though cross-selling opportunities exist and continue to be pursued.

Condensed summary segment information is as follows:

	Year Ended December 31, 2016
	Cyber Solutions	Business Advisory Solutions	Total
Revenue from Continuing Operations	$5,091,973	$5,146,579	$10,238,552
Income (Loss) from Continuing Operations before Overhead	(10,175,776)	422,433	(9,753,343)
Allocated Corporate Overhead	3,835,367	3,876,497	7,711,864
Loss from Continuing Operations	$(14,011,143)	$(3,454,064)	$(17,465,207)

	Year Ended December 31, 2015
	Cyber Solutions	Business Advisory Solutions	Total
Revenue from Continuing Operations	$2,980,118	$8,177,362	$11,157,480
Income (Loss) from Continuing Operations before Overhead	(4,451,993)	536,177	(3,915,816)
Allocated Corporate Overhead	2,005,309	5,502,511	7,507,820
Loss from Continuing Operations	$(6,457,302)	$(4,966,334)	$(11,423,636)

Note 20:
Summary Pro-Forma Financial Information (unaudited)

The following unaudited pro-forma data for continuing and discontinued operations summarizes the results of operations for the year ended December 31, 2015, as if the February 9, 2015 purchase of IPSA had been completed on January 1, 2015. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2015.

Year Ended December 31, 2015
Net revenue	$34,390,577
Loss from operations	$(12,841,292)
Net loss per share – basic	$(2.70)
Net loss per share- diluted	$(2.70)

Note 21:
Commitments and Contingencies

Platte River Insurance Company (“Platte River”) instituted an action on April 8, 2015, in the United States District Court for the District of Massachusetts in which Platte River claims that we signed as a co-indemnitor in support of surety bonds issued by Platte River on behalf of Prime Solutions for the benefit of Honeywell pursuant to Prime Solutions, Inc.’s (“Prime”) solar project located in Worcester Massachusetts (the “Prime Contract”).  We filed our answer to the complaint, denying the allegations of Platte River. On February 1, 2016 we received a demand letter from Platte River for immediate payment of an $868,617 claim under the terms of the co-indemnity agreement. We continued to deny the allegations and did not agree to the demand. Our maximum liability exposure under the bond was $1,412,544, if Prime failed to meet its contracted obligations. In October 2014, we determined it probable that Prime did fail to meet its contracted obligations under the Prime Contract, and therefore, the potential existed that we would have to meet outstanding Prime Contract obligations. On April 11, 2016, we settled this litigation with an agreement to pay $650,000, an amount that was initially accrued as a Selling, General and Administrative expense on the Consolidated Statement of Operations during 2014. Per the settlement agreement, we paid $325,000 on April 19, 2016. The original settlement agreement was modified and the remaining $325,000 was paid in two installments, $162,500 on July 15, 2016 and $162,500 on August 1, 2016. As of December 31, 2016, there was no liability accrued.

Legal Proceedings

We and two of our senior executives are named as defendants in a class action proceeding filed on June 23, 2015, in the U.S. District Court for the Central District of California.  On September 24, 2015, the U.S. District Court for the Central District of California granted a motion to transfer the lawsuit to the United States District Court for the District of Colorado.  On October 14, 2015, the Court appointed David Hampton as Lead Plaintiff and approved Hampton’s selection of the law firm Levi & Korsinsky LLP as Lead Counsel.  Plaintiff filed an Amended Complaint on January 4, 2016.  The Amended Complaint alleges violations of the federal securities laws on behalf of a class of persons who purchased shares of our common stock between October 17, 2014 and June 15, 2015.  In general, the Amended Complaint alleges that false or misleading statements were made or that there was a failure to make appropriate disclosures concerning our cybersecurity business and products.  On February 18, 2016, we filed a motion to dismiss Plaintiff’s Amended Complaint.  Plaintiff filed an opposition to the motion to dismiss and we replied on May 4, 2016. On August 3, 2016, the U.S. Magistrate Judge issued a recommendation that the Court grant Plaintiff’s motion to strike certain exhibits from Defendants’ motion to dismiss, and on August 4, 2016, the U.S. Magistrate Judge issued a recommendation that the Court grant in part and deny in part Defendants’ motion to dismiss the Amended Complaint. On September 21, 2016, the United States District Court for the District of Colorado dismissed, with prejudice, the class action suit. On October 21, 2016, Plaintiff filed a notice of appeal to the decision. On March 8, 2017, the parties completed their briefing on Plaintiff’s appeal to the Tenth Circuit. The parties have requested oral argument but no date has been scheduled. We cannot predict the outcome of this lawsuit; however, we believe that the claims lack merit and we intend to defend against the lawsuit vigorously. No liability, if any that may result from this matter, has been recorded in the Consolidated Financial Statements.

Note 22:
Related Party Transactions

The Company hired a shareholder to perform investor relations services. The total expense related to this vendor was $112,000 for the year ended December 31, 2016 and the ending payable balance was $29,000 as of December 31, 2016.

During October 2016 our CEO became a board member of a Company vendor that provides sales and marketing services. The total expenses related to this vendor and reflected in the consolidated statements of operations for the years ended December 31, 2016 and 2015 were $206,000 and $6,000, respectively and the ending payable at December 31, 2016 and 2015, was $150,000 and $0, respectively.  As of March 31, 2017, Mr. Hipkins is no longer a board member for this vendor company.

On August 25, 2016, Mr. Grano, our Chairman, CEO and a shareholder, and Dan Wachtler, CEO of IPSA, voluntarily agreed to reduce each of their respective annual base salaries to $250,000. Mr. Grano also agreed to cancel any bonus payments that may have otherwise been earned, until such time as we are profitable.

On February 9, 2015, we acquired IPSA. Mr. Joseph Grano, our Chief Executive Officer and Chairman of the Board, served, at the time of the acquisition, on the Advisory Board of IPSA. In addition, Centurion Holdings of which Mr. Grano is a majority owner, was an approximately 5% stockholder of IPSA. In consideration for the acquisition of IPSA, we paid approximately $15.8 million in cash and shares of our common stock to the stockholders of IPSA. Centurion received approximately $722,000 of such consideration. Mr. Grano recused himself from all matters and voting processes related to the transaction.

Mr. Dan Wachtler, was the CEO and Chairman at the time of the IPSA acquisition and is now CEO of our IPSA subsidiary as well as one of our Directors. Mr. Wachtler received approximately $9,478,000 of the consideration for the acquisition of IPSA.

Centurion Holdings, of which Mr. Grano, our Chairman, CEO and a shareholder, is a majority owner, has a sublease agreement for a portion of its office in New York with IPSA. The sublease is at market rates and constitutes IPSA’s New York Office. The lease expires in August 2018. The base rent for the sublease is approximately $204,000 per year and the ending payable balance was $140,000 as of December 31, 2016.

On February 20, 2015 we paid a dividend to IPSA’s shareholders in the amount of $1,100,000. The dividend had been declared and accrued on IPSA’s books on December 31, 2014, prior to the merger agreement with us. This dividend payment of $710,186 included amounts paid to Mr. Wachler and Centurion of $659,892 and $50,294, respectively.

On August 11, 2015, we entered into an exchange agreement (the “Exchange Agreement”) with the holders of outstanding warrants to purchase shares of our common stock (the “Holders”). The Holders consist of (i) River Charitable Remainder Unitrust f/b/o Isaac Blech (the “Trust”), of which Isaac Blech, a one of our current Directors, is the sole trustee; and (ii) Miriam Blech, the wife of Isaac Blech. See Note 13 “Stockholders’ Equity.”

During 2016 and 2015, we incurred $139,000 and $149,000, respectively, in public relations and marketing expenses from a public relations firm who is also shareholder. The ending payable balance was $83,000 as of December 31, 2016.

As of December 31, 2016, we owed members of the Board of Directors, $171,000 in fees for various Board of Director, Audit Committee and Compensation Committee Fees.

See Note 11 “Notes Payable” for additional information on related party notes payable transactions, Note 13 “Stockholders’ Equity” for additional information on equity financing transactions and other equity transactions with related parties, and Note 16 “Operating Leases” for description of a related party leasing arrangement.

Note 23:
Revision to Previously Issued Financial Information

In the fourth quarter of 2016, we determined that it would be appropriate to modify the presentation of certain descriptions within our Consolidated Statements of Operations to reflect our change in strategy to evolve into a pure-play cybersecurity company which provides cybersecurity and business advisory services. We believe the change does not represent an error in prior presentations; rather it is consistent with the change in our strategic focus. Periods presented herein are based on the revised presentation.

The following table presents the effect of the aforementioned revisions on our Consolidated Statements of Operations as of December 31, 2015 and also reflects the presentation for discontinued operations of our IPSA and CEI subsidiaries. See Note 3 “Discontinued Operations.”

	December 31, 2015
	As Previously Presented	Adjustments	As Revised
Cost of revenues	$10,609,812	$(10,609,812)	$-
Direct cost of revenues	$-	$9,865,889	$9,865,889
Selling, general and administrative	$11,597,428	$743,923	$12,341,351

Note 24:
Subsequent events

The Company entered into transactions subsequent to December 31, 2016 which have been reflected in the notes to our consolidated financial statements herein.