Form 10-K/A
period 2016-12-31
root9B Holdings, Inc.
filed 2017-05-01
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐[ Yes ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐Yes ☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒No

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

EXPLANATORY NOTE – EXHIBIT FILING ONLY

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on April 17, 2017, only to file Exhibits 4.18, 4.19, and 10.27, as each were inadvertently omitted from our Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2016 does not reflect events occurring after the filing of our original Form 10-K or modify or update those disclosures affected by subsequent events. No other modifications or changes have been made to our Form 10-K for the fiscal year ended December 31, 2016 as originally filed or the exhibits filed therewith.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROOT9B HOLDINGS, INC.

Date: May 1, 2017	By:	/s/ William L. Hoke
William L. Hoke,
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Exhibit No.	Exhibit Index

4.18*	Second Form of Secured Promissory Note.

4.19*	Form of First Note Amendment, effective as of December 22, 2016.

10.27*	First Amendment to Securities Purchase Agreement, effective December 22, 2016.

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a).

31.1*	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a).

*	Filed herewith.