Form 10-Q
period 2017-03-31
root9B Holdings, Inc.
filed 2017-07-07
CIK 1272550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

Commission File Number: 000-50502

ROOT9B HOLDINGS, INC.
(Exact Name of registrant as Specified in Its Charter)

Delaware	20-0443575
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 N Cascade Avenue, Suite 220
Colorado Springs, CO 80903
(Address of principal executive offices)

(719) 358-8735
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 6,100,275 shares of common stock were outstanding as of June 28, 2017.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ROOT9B HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2017

	(Unaudited)	(Revised)
	March 31,	December 31,
	2017	2016
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,372,028	$1,445,028
Accounts receivable, net	1,097,800	1,664,808
Cost and estimated earnings in excess of billings	505,160	298,814
Assets held for sale	8,645,897	10,259,963
Prepaid expenses and other current assets	379,732	369,332

Total current assets	12,000,617	14,037,945

Property and equipment, at cost less accumulated depreciation	2,260,257	2,417,456

OTHER ASSETS:

Goodwill	2,307,700	2,307,700
Intangible assets, net	38,635	49,372
Investment in cost-method investee	100,000	100,000
Deposits and other assets	134,003	130,554

Total other assets	2,580,338	2,587,626

TOTAL ASSETS	$16,841,212	$19,043,027

See Notes to Consolidated Financial Statements

	(Unaudited)	(Revised)
	March 31,	December 31,
	2017	2016
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$-	$1,600,000
Related party notes payable	745,000	500,000
Accounts payable	2,114,779	1,932,813
Billings in excess of costs and estimated earnings	602,760	676,232
Liabilities held for sale	3,009,998	3,713,919
Accrued expenses and other current liabilities	1,775,860	1,900,364

Total current liabilities	8,248,397	10,323,328

Long term debt, net of discount of $3,744,604 and $2,810,103, respectively	5,026,396	2,960,897
Notes payable	1,600,000	-
Derivative liability	929,341	1,692,053

Total noncurrent liabilities	7,555,737	4,652,950

Commitments and contingencies

STOCKHOLDERS' EQUITY:

Common stock, $.001 par value, 30,000,000 shares authorized, 6,100,275 shares issued and outstanding	6,102	6,102
Additional paid-in capital	92,742,310	91,214,763
Deficit	(92,116,930)	(87,574,127)
Accumulated other comprehensive income	405,596	420,011
Total stockholders' equity	1,037,078	4,066,749

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,841,212	$19,043,027

See Notes to Consolidated Financial Statements

ROOT9B HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net revenue	$2,654,284	$2,031,393

Operating expenses:
Direct cost of revenue	2,383,529	2,435,503
Selling, general and administrative	4,168,750	3,321,729
Depreciation and amortization	178,347	167,648

Total operating expenses	6,730,626	5,924,880

Loss from operations	(4,076,342)	(3,893,487)

Other (expense) income:
Derivative income	762,712	1,260,549
Interest expense, net	(441,745)	(76,136)
Other (expense) income	(15,887)	13,219

Total other (expense) income	305,080	1,197,632

Loss from continuing operations before taxes	(3,771,262)	(2,695,855)

Income tax expense	-	(51,905)

Loss from continuing operations	(3,771,262)	(2,747,760)

Loss from discontinued operations, net of taxes	(771,541)	(482,462)

Net loss	(4,542,803)	(3,230,222)

Preferred stock dividends	-	(6,857)

Net loss attributable to common stockholders	$(4,542,803)	$(3,237,079)

Basic loss per common share from:
Loss per share from continuing operations	$(0.62)	$(0.53)
Loss per share from discontinued operations	$(0.13)	$(0.09)
Net loss per share	$(0.74)	$(0.62)
Diluted loss per common share from:
Loss per share from continuing operations	$(0.62)	$(0.53)
Loss per share from discontinued operations	$(0.13)	$(0.09)
Net loss per share	$(0.74)	$(0.62)

Weighted average number of shares:
Basic	6,100,275	5,239,400
Diluted	6,100,275	5,239,400

See Notes to Consolidated Financial Statements

ROOT9B HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net Loss	$(4,542,803)	$(3,230,222)
Other comprehensive expense:
Foreign currency translation loss	(14,415)	(14,814)
Other comprehensive expense:	(14,415)	(14,814)
Comprehensive loss	$(4,557,218)	$(3,245,036)

See Notes to Consolidated Financial Statements

ROOT9B HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,542,803)	$(3,230,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	178,347	510,033
Amortization of debt discount	225,329	35,584
Increase in cash surrender value of officers' life insurance	-	(12,266)
Income from change in value of derivatives	(762,712)	(1,260,549)
Stock option compensation expense	367,717	358,409
Loss on sale of fixed assets	21,148	-
Loss on assets held for sale	164,823	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,217,072	(3,034,674)
Decrease (increase) in marketable securities	-	(951)
Decrease (increase) in costs and estimated earnings in excess of billings	(206,346)	159,598
Decrease (increase) in prepaid expenses	51,124	61,307
Decrease (increase) in deposits and other assets	(6,042)	(19,549)
Increase (decrease) in accounts payable and accrued expenses	76,383	1,233,566
Increase (decrease) in factored receivables obligation	(709,312)	1,393,410
Increase (decrease) in billings in excess of costs and estimated earnings	(85,130)	(73,476)
Net cash used in operating activities	(3,010,402)	(3,879,780)

Cash flows from investing activities:
Purchases of property and equipment	(12,913)	(334,973)
Net cash used in investing activities	(12,913)	(334,973)

Cash flows from financing activities:
Warrants and options exercised	-	1,270,782
Common stock issuances	-	5,331,444
Convertible debt and related party note proceeds	3,245,000	-
Net cash provided by financing activities	3,245,000	6,602,226

Exchange loss on foreign currency	(14,415)	(14,814)

Net increase in cash	207,270	2,372,659

Cash - beginning of period, before discontinued operations	1,606,875	795,682

Cash - end of period, before discontinued operations	1,814,145	3,168,341
Less: Cash - end of period, discontinued operations	(442,117)	(279,877)
Cash - end of period, continuing operations	$1,372,028	$2,888,464

See Notes to Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	Three Months Ended March 31,
	2017	2016
Cash payments for:
Interest	$161,408	$14,290

Income taxes	$-	$51,905

Summary of non-cash investing and financing activities:
Issuance of common stock for dividend payment on preferred stock	$-	$6,857
Fair Value of warrants issued to induce exercise of Series D warrants	$-	$84,525
Reclassification of derivative warrant liability to equity	$-	$569,492
Debt modification adjustment due to Third Amendment to convertible promissory notes (debt discount) credited to additional paid-in capital	$580,640	$-
Fair value of warrants issued with 2017 Q1 convertible promissory notes (debt discount) credited to additional paid-in capital	$500,815	$-
Beneficial conversion feature with 2017 Q1 convertible promissory notes (debt discount) credited to additional paid-in capital	$78,374	$-
Fair Value of derivative features issued to Qualified Purchasers	$-	$599,228

See Notes to Consolidated Financial Statements

ROOT9B HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1:
Basis of Presentation and General Information

The accompanying unaudited interim consolidated financial statements of root9B Holdings, Inc. (“root9B” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal year 2016 as reported in the 10-K have been omitted. The consolidated results of operations for interim periods are not necessarily indicative of the results expected for future quarters or the full year.

Going Concern and Liquidity

We had a net loss from continuing operations of $3,771,262 for the three months ended March 31, 2017 and $18,299,187 for the year ended December 31, 2016. Our working capital increased from $3,714,617 to $3,752,220 during the three months ended March 31, 2017, and $1,600,000 of our unsecured convertible promissory notes due on May 21, 2017 were extended to May 21, 2018. The Company has no existing lines of credit.

During 2016, we incurred substantial costs in our efforts to grow the Cyber Solutions (“CS”) business segment. We hired additional personnel, engaged in strategic marketing and brand-building efforts, built-out the Adversary Pursuit Center (“APC”) and other new offices opened, incurred legal fees related to trademarks and patents, and engaged in extensive research and development projects to enhance the Orkos and HUNT software platforms. These investments in the Cyber Solutions segment were made in anticipation of revenue growth during 2017, of which, there can be no assurance.

During the three months ended March 31, 2017, we incurred significant labor costs, software research and development, and advertising expenses as we continue to invest in and build out CS resources and expertise as we position this segment for future growth. We have not been able to secure enough CS contracts to support our continuing operations, and we anticipate requiring additional capital to grow our CS business segment, fund operating expenses, and make principal and interest payments on our promissory note obligations.

During 2016 and early 2017, we took steps to mitigate these factors by:

1)
Entering into various debt and equity financing arrangements described in our Annual Report on Form 10-K for 2016 and Notes 7 and 8 in this Form 10-Q.

2)
Selling our Control Engineering, Inc., (“CEI”) subsidiary on December 31, 2016 and completing the sale of a substantial portion of our wholly-owned subsidiary IPSA International, Inc (“IPSA”) on April 30, 2017. See Note 4 “Discontinued Operations” and Note 13 “Subsequent Events” for further information.

3)
Focusing 100% of our efforts on the growth of the Cyber Solutions contract pipeline.

Despite the measures discussed above, our current levels of cash on hand, working capital and proceeds from the debt offerings in the first quarter of 2017 and the IPSA transaction has not been sufficient to alleviate our liquidity issues and, as a result, management has determined additional capital is required in order to sustain operations for one year beyond the issuance of these unaudited interim consolidated financial statements.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern for at least the next 12 months following the issuance of our financial statements and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Revision of Previously-Issued Financial Statements

During the quarter ended March 31, 2017, the Company revised its consolidated financial statements for 2016 to record an income tax benefit for discontinued operations related to an error identified in its income tax provision for the three months ended December 31, 2016. Additionally, the Company recorded a loss on assets held for sale for discontinued operations to arrive at the fair value of the net assets held for sale determined at December 31, 2016. As detailed below, the combined net effect of these adjustments were $0 and only affected discontinued operations.

The Company assessed the effect of the above errors in the aggregate on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletins No. 99 and 108 and, based on an analysis of quantitative and qualitative factors, determined that the errors were not material to any of the Company’s prior annual financial statements.

The Company determined that the correction of the cumulative amounts of the errors would be material to the first quarter 2017 unaudited consolidated financial statements, and as such, the Company revised its previously-issued consolidated financial statements for 2016.

All financial information contained in the accompanying notes to these unaudited interim consolidated financial statements has been revised to reflect the correction of these errors.

The following table presents the effect of the aforementioned revision on the Company’s assets and liabilities classified as held for sale as reflected in the Consolidated Balance Sheets as of December 31, 2016:

	As of December 31, 2016
	As Reported	Revision	As Revised

Intangible assets	$7,083,870	$(696,429)	$6,387,441
Total assets of the disposal group classified as held for sale	$10,956,392	$(696,429)	$10,259,963

Accrued expenses and other current liabilities	$2,225,342	$(696,429)	$1,528,913
Total liabilities of the disposal group classified as held for sale	$4,410,348	$(696,429)	$3,713,919

Total net assets classified as held for sale	$6,546,044	$-	$6,546,044

The following tables present the effect of the aforementioned revisions on the Company’s discontinued operations associated with CEI and IPSA as reflected in the Consolidated Statements of Operations for the year ended December 31, 2016:

	Year Ended December 31, 201
	As Reported	Revision	As Revised
Goodwill impairment	$(7,215,181)	$(696,429)	$(7,911,610)
Loss before income taxes	(10,824,699)	(696,429)	(11,521,128)
Income tax (expense) benefit	(1,045,283)	696,429	(348,854)
Loss from discontinued operations, net of taxes	$(11,869,982)	$-	$(11,869,982)

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

The following table presents the effect of the aforementioned revisions on our Consolidated Statements of Operations as of March 31, 2016, and also reflects the presentation for discontinued operations of our IPSA and CEI subsidiaries. See Note 4 “Discontinued Operations.”

	March 31, 2016
	As Previously Presented	Adjustments	As Revised
Cost of revenues	$2,765,518	$(2,765,518)	$-
Direct cost of revenues	$-	$2,435,503	$2,435,503
Selling, general and administrative	$2,991,714	$330,015	$3,321,729

Use of Estimates

The preparation of the Company’s Consolidated unaudited financial statements, in conformity with GAAP, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Note 2: Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued a one-year deferral of the effective date of ASU 2014-09. ASU 2015-14 requires application of ASU 2014-09 for annual reporting periods beginning after December 15, 2017 and early adoption is permitted as of the original effective date (i.e. for annual reporting periods beginning after December 16, 2016). The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases the lessee would recognize a straight-line lease expense. The standard is effective for annual periods beginning after December 15, 2018 using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the impact that ASU 2016-02 may have on our consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, “Stock Compensation.” ASU 2016-09 identifies areas for simplification in accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The standard was effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company adopted ASU 2016-09 during the first quarter of 2017.  As a result of the adoption of this standard, in the first quarter of 2017, we recognized deferred tax assets for the excess tax benefits that arose directly from tax deductions related to equity compensation greater than amounts recognized for financial reporting and also recognized an increase of an equal amount in the valuation allowance against those deferred tax assets. The adoption did not have any other material impacts on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash flows (Topic 230),” which changes how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-15 may have on its consolidated financial statements and has not elected early adoption as of the quarter ended March 31, 2017.

In January 2017, the FASB issued ASU 2017-04, “Intangible-Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment.” ASU 2017-04 simplifies the goodwill impairment test by eliminating the second step of the current two-step impairment test. ASU 2017-04 is effective for interim or annual goodwill impairment tests in fiscal years beginning after December 15, 2019 and is applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 may affect our financial statements to the extent that a goodwill impairment test results in impairment charges.

Since January 1, 2017, there have been other new accounting pronouncements and updates to the Accounting Standards Codification. Each of these updates has been reviewed by Management who does not believe their adoption has had or will have a material impact on the Company’s financial position or operating results.

Note 3: Fair Value Measurements

Summarized information with respect to certain of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017
	Fair Value	Level 1	Level 2	Level 3
Derivative Liability:
Series D common stock purchase warrants	$94,169	$-	$94,169	$-
Qualified Purchaser common stock purchase warrants and anti-dilution provisions	835,172	-	-	835,172
Total	$929,341	$-	$94,169	$835,172

	December 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Derivative Liability:
Series D common stock purchase warrants	$471,134	$-	$471,134	$-
Qualified Purchaser common stock purchase warrants and anti-dilution provisions	1,220,919	-	-	1,220,919
Total	$1,692,053	$-	$471,134	$1,220,919

The table below provides a summary of the changes in fair value of derivative liabilities for the three months ended March 31, 2017 and 2016:

	Level 2 Inputs		Level 3 Inputs
	Derivative liability - Series D Common Stock Purchase Warrants	Total Fair Value Measurements Using Level 2 Inputs	Qualified Purchasers from Q1 2016 PIPE Stock Warrants and Anti-dilution Provision	Grand Total Fair Value Measurements Using Both Level 2 and Level 3 Inputs

Balance December 31, 2016	$471,134	$471,134	$1,220,919	$1,692,053

Total unrealized (gains) or losses included in net income loss	(376,965)	(376,965)	(385,747)	(762,712)
Initial fair value of derivative liability issuance	-	-	-	-

Balance March 31, 2017	$94,169	$94,169	$835,172	$929,341

	Level 2 Inputs			Level 3 Inputs
	Derivative liability - Common Stock Purchase Warrants –Promissory Notes	Derivative liability - Common Stock Purchase Warrants – Series D Preferred Stock		Derivative liability - Common Stock Purchase Warrants – Series C Preferred Stock	Qualified Purchasers from Q1 2016 PIPE Stock Warrants and Anti-dilution Provision	Grand Total Fair Value Measurements Using Both Level 2 and Level 3 Inputs

Balance December 31, 2015	$2,189	$2,904,849	$2,907,038	$633,046	$-	$3,540,084

Initial fair value of derivative liability issuance	-	-	-	-	599,228	599,228
Reclassification to equity	-	(429,570)	(429,570)	(139,922)	-	(569,492)
Unrealized (gains) losses included in net loss	220	(767,645)	(767,425)	(493,124)	-	(1,260,549)

Balance March 31, 2016	$2,409	$1,707,634	$1,710,043	$-	$599,228	$2,309,271

Series D Common Stock Purchase Warrants

We use the Black-Scholes option valuation technique (Level 2 inputs) to value the warrants attached to certain promissory note issuances as this technique embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, and risk-free rates) necessary to fair value these instruments. The valuation using the Black-Scholes model does not differ materially from the valuation using a binomial valuation technique (such as a Monte Carlo Simulation - Level 3).

Qualified Purchasers

The Company determined that the warrants and anti-dilution provisions issued to the Qualified Purchasers as part of the Securities Purchase Agreement executed on March 10, 2016, should be recorded as derivative liabilities. However, due to the 9.9% ownership restrictions at both the execution date and at March 31, 2017, the warrants to the Qualified Purchasers were not exercisable. Management has also determined that the likelihood of the Qualified Purchasers ownership percentage being reduced below the 9.9% maximum ownership is highly improbable during the term of the warrants. These factors, along with the probability of a capital raise triggering additional common share issuances to the Qualified Purchasers, were key inputs in the Monte Carlo simulation performed by an independent valuation firm in order to determine the fair value as of March 31, 2017 and December 31, 2016.

The key quantitative assumptions related to the Securities Purchase Agreement, for the derivative features (warrants) issued to the Qualified Purchasers issued March 10, 2016 are as follows as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016

Expected Life (Years)	3.9	4.2
Risk Free Rate	1.60%	1.60%
Volatility	72.87%	75.30%
Probability of a Capital Raise	0%-95%	5%-95%

Note 4: Discontinued operations

In 2016, we announced a strategic shift to evolve into a pure-play cybersecurity company. In August 2016, our Board of Directors approved the evaluation of the divestiture of IPSA and the remaining components of the Energy Solutions businesses. A plan to divest those business units was approved during 2016. Our Control Engineering, Inc. (“CEI”) subsidiary was sold on December 31, 2016 and we sold a portion of our IPSA subsidiary on April 30, 2017. See Note 13 “Subsequent Events” for further information.

As of March 31, 2017, and December 31, 2016 the assets and liabilities of IPSA are classified as held for sale in the Consolidated Balance Sheets and reflect all adjustments considered necessary to represent fair market value less the costs of disposal. The operating results for CEI and IPSA are presented as discontinued operations in the Consolidated Statements of Operations.

The following table represents the components of the results from discontinued operations associated with CEI and IPSA as reflected in the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2017	(Revised) 2016

Net revenue	$2,114,541	$5,105,233
Direct cost of revenue	1,332,118	3,842,811
Selling, general and administrative	1,162,757	1,400,421
Depreciation and amortization	-	342,384
Loss from operations	(380,334)	(480,383)
Loss on assets held for sale	(164,823)	-
Interest expense, net	(19,572)	(20,382)
Other (expenses) income	(269,314)	53,058
Loss before income taxes	(834,043)	(447,707)
Income tax benefit (expense)	62,502	(34,755)
Loss from discontinued operations, net of taxes	$(771,541)	$(482,462)

Following is a summary of the assets and liabilities classified as held for sale as reflected in the Consolidated Balance Sheets in connection with the sale of CEI and IPSA as of:

	March 31,	(Revised) December 31,
	2017	2016
Carrying amounts of major classes of assets:

Cash and cash equivalents	$442,117	$161,847
Accounts receivable, net	1,192,999	2,818,948
Property and equipment, net	618,947	639,461
Goodwill and intangible assets	6,222,618	6,387,441
Other	169,216	252,266
Total assets of the disposal group classified as held for sale	$8,645,897	$10,259,963

Carrying amounts of major classes of liabilities:
Accounts payable	$1,632,806	$1,354,194
Accrued expenses and other current liabilities	1,255,691	1,528,913
Factored receivables obligation	121,501	830,812
Total liabilities of the disposal group classified as held for sale	$3,009,998	$3,713,919

Total net assets classified as held for sale	$5,635,899	$6,546,044

The following table represents the components of the results from discontinued operations associated with the sale of CEI and IPSA as reflected in the Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2017	2016
Significant operating items:
Depreciation and amortization	$-	$342,384
Loss on assets held for sale	$164,823	$-
Loss on disposal of property and equipment	$21,148	$-
Changes in operating assets and liabilities	$865,840	$(425,352)

Significant investing items:
Capital expenditures	$-	$(168,117)

Note 5: Earnings Per Share and Equity

Basic loss per common share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss available to common stockholders for the period by the weighted-average number of common and common equivalent shares, such as stock options, warrants and convertible securities outstanding during the period. Such common equivalent shares have not been included in the Company’s computation of net loss per share when their effect would have been anti-dilutive based on the strike price as compared to the average trading price or due to the Company’s net losses attributable to common stockholders.

	Three Months Ended March 31,
	2017	2016
Basic:
Numerator –net (loss) attributable to common stockholders	$(4,542,803)	$(3,237,079)
Denominator – weighted-average shares outstanding	6,100,275	5,239,400
Net loss per share – Basic	$(0.74)	$(0.62)

Warrants

The following table represents the warrant activity as of March 31, 2017 and the changes during each period:

		Weighted Average
Warrants	Shares	Exercise Price
Outstanding at December 31, 2015	1,724,517	$17.40
Issued	843,896	$15.64
Exercised	(114,169)	$14.85
Cancelled	(118,973)	$35.70
Outstanding at December 31, 2016	2,335,271	$15.90
Issued	198,092	$10.00
Exercised	-	$-
Cancelled	(43,534)	$14.08
Outstanding at March 31, 2017	2,489,829	$15.34

During the three months ended March 31, 2017, warrants were issued with Secured Convertible Promissory Notes pursuant to the Securities Purchase Agreement, and issued in conjunction with the Third Amendment to the Secured Convertible Promissory Notes. See Note 8 “Long Term Debt” for additional information on the Company’s Secured Convertible Promissory Notes and related amendments.

Preferred Stock

The Company has authorized shares of three classes of preferred stock of which no shares were issued or outstanding at March 31, 2017 and December 31, 2016. Further detail can be found in Note 13 “Stockholders Equity” under “Part II—Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2016.

Note 6: Stock Options

The Company issued 11,867 stock options for services during the three months ended March 31, 2017 under the 2008 Stock Incentive Plan. The Company’s results for the three months ended March 31, 2017 and 2016, include stock based compensation expense of $367,717 and $358,409, respectively. These amounts are included within selling, general and administrative expenses on the Consolidated Statements of Operations. There were no tax benefits recognized with respect to that stock based compensation during the three months ended March 31, 2017 or 2016.

The fair value of the 11,867 stock options granted during the three months ended March 31, 2017 were estimated using the Black Scholes option pricing model and using the following weighted-average assumptions:

Exercise price	$6.42 - $10.86
Risk free interest rate	2.05% - 2.20%
Volatility	89.38% - 91.80%
Expected term	5.5 years
Dividend yield	None

The following table represents the activity under the stock incentive plan as of March 31, 2017 and the changes during each period:

		Weighted Average
Options	Shares	Exercise Price
Outstanding at December 31, 2015	690,672	$15.15
Issued	571,378	$13.08
Exercised	(46,800)	$9.60
Forfeitures	(167,843)	$14.56
Outstanding at December 31, 2016	1,047,407	$14.18
Issued	11,867	$7.03
Exercised	-	$-
Forfeitures	(129,246)	$18.33
Outstanding at March 31, 2017	930,028	$13.58

Note 7: Notes Payable and Related Party Notes Payable

Between October 23, 2014 and December 31, 2016, we issued $1,800,000 of 10% Convertible Promissory Notes (the “Promissory Notes”) and warrants to purchase approximately 85,000 shares of our common stock (the “Warrants”) to accredited investors. The Promissory Notes had an initial term of 12 months, pay interest semi-annually at 10% per annum and can be voluntarily converted by the holder into shares of common stock at an exercise price of $16.80 per share. The Warrants have an exercise price of $16.50 - $16.80 per share and have an original term of five years. Initially the fair value of the warrants which qualified for equity classification, was recorded as a debt discount and credited to Additional Paid-In Capital. During the second quarter of 2015, $200,000 of the Promissory Notes were converted to common stock. In April 2016, we entered into a Note Extension Agreement and we determined that this transaction constituted a debt extinguishment under ASC 470 and the $226,380 fair value of the warrants was recorded as a loss on extinguishment during the year ended December 31, 2016. On May 21, 2017, the Promissory Notes maturity date was extended from May 21, 2017 to May 21, 2018, see Note 13 “Subsequent Events” for additional information. As of March 31, 2017, the balance is classified as non-current due to the extension. The outstanding amount at March 31, 2017 and December 31, 2016 was $1,600,000.

On August 22, 2016, our Chairman and CEO loaned the Company $500,000. We issued an unsecured, non-convertible promissory note in the principal amount of $500,000, bearing interest at 4% per annum payable on or before August 22, 2017. The Company used the proceeds to fund working capital requirements and for general corporate purposes. The outstanding amount at March 31, 2017 and December 31, 2016 was $500,000.

On February 8, 2017, our Chairman loaned the Company an additional $245,000. We issued an unsecured, non-convertible, promissory note in the principal amount of $245,000, bearing interest at the rate of 4.0% per annum maturing on February 9, 2018. The Company used the proceeds to fund working capital requirements and for general corporate purposes.

Note 8:
Long Term Debt

In September 2016 the Company entered into an offering of Secured Convertible Promissory Notes (the “Notes”) with an aggregate principal amount of up to $10,000,000, along with warrants to purchase shares (the “Warrant Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), representing fifty percent (50%) warrant coverage (the “Warrants”), to certain accredited investors (the “Investors”), in a private placement, pursuant to a securities purchase agreement (the “Agreement”) by and between the Company and each Investor. The term of each Note is three years after issuance (the “Maturity Date”). Each Note accrues interest at a rate of 10% per annum, payable on each March 31, June 30, September 30 and December 31, commencing December 31, 2016 until the earlier of (i) the entire principal amount being converted or (ii) the Maturity Date. The interest payments shall be made in either cash or, at the holder’s option, in shares of Common Stock (the “Interest Payment Shares”) at a per share price equal to 85% of the average daily volume weighted average price of the Common Stock during the five consecutive trading day period immediately prior to the interest payment date, but in no event less than $12 per share.

Following the date which is six months after the date of issuance, at the election of the holder, all principal and interest due and owing under each Note is convertible into shares of Common Stock at a conversion price equal to $12 (the “Conversion Shares” and, together with the Warrant Shares and the Interest Payment Shares, the “Shares”). The conversion price is subject to adjustment for stock splits, stock dividends, combinations, or similar events. Pursuant to a security agreement entered into concurrently with the Investors, the Notes are secured by substantially all of the Company’s assets, subject to certain exceptions including the assets related to and held by IPSA. The Company may prepay any portion of the outstanding principal amount of any Note and any accrued and unpaid interest, with the prior written consent of the holder, by paying to the holder an amount (the “Prepayment Amount”) equal to (i) if the prepayment date is prior to the first anniversary of the date of issuance (the “Anniversary Date”), (1) the unpaid principal to be repaid plus (2) any accrued but unpaid interest plus (3) an amount equal to the interest which has not accrued as of the prepayment date but would accrue on the principal to be repaid during the period beginning on the prepayment date and ending on the Anniversary Date of the then-outstanding principal amount of that Note or (ii) if the prepayment date is after the Anniversary Date, (1) the unpaid principal to be repaid plus (2) any accrued but unpaid interest plus (3) an amount equal to one-half of the interest which has not accrued as of the prepayment date but would accrue on the principal to be repaid during the period beginning on the prepayment date and ending on the Maturity Date.

Pursuant to the terms of both the Notes and the Warrants, a holder may not issue Shares if, after giving effect to the conversion of the Notes or exercise of the warrants, as applicable, the holder, together with its affiliates, would beneficially own in excess of 9.99% of the outstanding shares of Common Stock. In addition, in the event the Company consummates a consolidation or merger with or into another entity or other reorganization event in which the Common Stock is converted or exchanged for securities, cash or other property, or the Company sells, assigns, transfers, conveys or otherwise disposes of all or substantially all of its assets or the Company (other than the sale, merger or asset sale of IPSA) or another entity acquires 50% or more of the outstanding Common Stock, then following such event, (i) at their election within 30 days of consummation of the transaction, the holders of the Notes will be entitled to receive the Prepayment Amount, and (ii) the holders of the Warrants will be entitled to receive upon exercise of such Warrants the same kind and amount of securities, cash or property which the holders would have received had they exercised the Warrants immediately prior to such transaction. Any successor to the Company or surviving entity shall assume the Company’s obligations under the Notes and the Warrants.

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

On March 24, 2017, the Company entered into an amendment (the “Third Amendment”) to the Agreement which amended each of Notes and Warrants held by the Noteholders and requires the Company to comply with new financial covenants, including that the Company maintain a positive Working Capital (as defined in the Agreement) as of each month end and average cash on hand at least equal to the largest payroll during the preceding 90 days (subject to certain adjustments), and requires the Company to provide regular financial reports to the Noteholders (Collectively the “Covenants”). The Third Amendment amends the definition of conversion price of the Notes from $12.00 per share to $10.00 per share and reduces the per share price floor for any interest payments made in shares of common stock from $12.00 per share to $10.00 per share, and amends the exercise price of the Warrants from $12.00 per share to $10.00 per share.

On March 31, 2017, the Company closed the offering after issuing Notes with an aggregate principal amount of $8,771,000 (the “Note Proceeds”), along with Warrants to purchase approximately 438,550 shares of Common Stock. The Company determined that the Note Proceeds must be allocated between the Notes and Warrants, based on the relative fair value of the Warrants, with the intrinsic value of the beneficial conversion feature of the Notes along with the relative fair value of the Warrants, being recorded as a debt discount. The Company accounted for the Third Amendment as a modification of debt and treated the additional value of $580,640 related to the difference in value of the Warrants and conversion feature before and after the Third Amendment as additional debt discount that, along with the unamortized debt discount on the Notes, will be amortized over the remaining life of the debt using the effective interest rate method.

The debt discount balance was $3,744,604 and $2,810,103 as of March 31, 2017 and December 31, 2016, respectively, which was recoded as a reduction in long term debt on the Company’s balance sheet. During the three months ended March 31, 2017, the Company recognized $225,329 in interest expense associated with this amortization.

On May 1, 2017, the Covenants were waived through July 31, 2017.

In June 2017, the Company reached an agreement with the Holders of the Agreement which requires the Holders consent to amend any terms of the Notes or Warrants issued pursuant to the Purchase Agreement to be, individually or in aggregate, more favorable than the existing terms.

Note 9: Balance Sheet information

Certain amounts included in the Company’s consolidated balance sheets as of March 31, 2017 and December 31, 2016 consist of the following:

	March 31, 2017	December 31, 2016
Receivables, net:
Accounts receivable	$1,104,648	$1,664,808
Less: Allowance for doubtful accounts	(6,848)	-
	$1,097,800	$1,664,808

Property and equipment, net:
Office equipment	$863,051	$854,530
Furniture and fixtures	2,108,104	2,106,214
Computer software	286,226	286,226
Leasehold improvements	29,183	29,183
Land	181,371	181,371
Construction in progress - at cost	42,092	42,092
Less: Accumulated depreciation	(1,249,770)	(1,082,160)
	$2,260,257	$2,417,456

Accrued expenses and other current liabilities:
Accrued payroll	$882,820	$949,516
Accrued vacation	406,625	192,485
Other accrued liabilities	486,415	758,363
	$1,775,860	$1,900,364

During the three months ended March 31, 2017 and 2016 the property and equipment depreciation expense was $167,609 and $278,319, respectively.

Note 10: Segment Information

We define our segments as those operations whose results the chief operating decision maker (“CODM)” regularly reviews to analyze performance and allocate resources. We operate in two business segments: The Cyber Solutions segment and the Business Advisory Solutions segment. The Cyber Solutions segment provides cybersecurity and advanced training services, operational support and consulting services. The Business Advisory Solutions segment provides advisory and consulting services in the following areas: risk, data, organizational change and cyber.

We measure the results of our segments using each segment’s net revenue and operating income before corporate allocations. Cash, debt and financing matters are managed centrally and these segments operate as one from an accounting and overall executive management perspective. Our CODM does not review asset information and such information is not considered when analyzing performance or allocating resources. Although each segment has senior management in place and they are differentiated from a marketing and customer presentation perspective, cross-selling opportunities exist and continue to be pursued.

Condensed summary segment information follows for the three months ended March 31, 2017 and 2016:

	Three months ended March 31, 2017
	Cyber Solutions	Business Advisory Solutions	Total
Revenue from Continuing Operations	$1,860,530	$793,754	$2,654,284
Income (Loss) from Continuing Operations before Overhead	(2,346,180)	61,447	(2,284,733)
Allocated Corporate Overhead	1,255,835	535,774	1,791,609
Loss from Continuing Operations	$(3,602,015)	$(474,327)	$(4,076,342)

	Three months ended March 31, 2016
	Cyber Solutions	Business Advisory Solutions	Total
Revenue from Continuing Operations	$680,820	$1,350,573	$2,031,393
Income (Loss) from Continuing Operations before Overhead	(2,577,587)	120,106	(2,457,481)
Allocated Corporate Overhead	481,276	954,730	1,436,006
Loss from Continuing Operations	$(3,058,863)	$(834,624)	$(3,893,487)

For the quarter ended March 31, 2017, one customer accounted for 12.5% of total consolidated revenue. For the quarter ended March 31, 2016, no individual customer accounted for 10% or more of our total consolidated revenues.

Note 11: Commitments and Contingencies

The Company and two senior executives of the Company are named as defendants (the “Defendants”) in a class action proceeding filed on June 23, 2015, in the U.S. District Court for the Central District of California. On September 24, 2015, the U.S. District Court for the Central District of California granted a motion to transfer the lawsuit to the United States District Court for the District of Colorado. On October 14, 2015, the Court appointed David Hampton as Lead Plaintiff and approved Hampton’s selection of the law firm Levi & Korsinsky LLP as Lead Counsel. Plaintiff filed an Amended Complaint on January 4, 2016. The Amended Complaint alleges violations of the federal securities laws on behalf of a class of persons who purchased shares of the Company’s common stock between October 17, 2014 and June 15, 2015. In general, the Amended Complaint alleges that false or misleading statements were made or that there was a failure to make appropriate disclosures concerning the Company’s cyber security business and products. On February 18, 2016, the Company filed a motion to dismiss Plaintiff’s Amended Complaint. Plaintiff filed an opposition to the motion to dismiss and the Company replied on May 4, 2016. On August 3, 2016, the U.S. Magistrate Judge issued a recommendation that the Court grant Plaintiff’s motion to strike certain exhibits from Defendants’ motion to dismiss, and on August 4, 2016, the U.S. Magistrate Judge issued a recommendation that the Court grant in part and deny in part Defendants’ motion to dismiss the Amended Complaint. On September 21, 2016 the United States District Court for the District of Colorado dismissed, with prejudice, the class action suit. On October 21, 2016, Plaintiff filed a notice of appeal to the decision. On March 8, 2017, the parties completed their briefing on Plaintiff’s appeal to the Tenth Circuit. The Tenth Circuit has granted the parties’ request for oral argument but no date has been scheduled. We cannot predict the outcome of this appeal; however, the Company believes the appeal lacks merit. No liability has been recorded in the financial statements for this matter.

We are obligated under various operating leases for office space and equipment.

We had no other material contractual obligations. We have several employment contracts in place with key management which are in the normal course of business.

Note 12: Related Party Transactions

The Company hired a shareholder to perform investor relations services. The total expense related to this vendor was $10,000 for the three months ended March 31, 2017 and the ending payable balance was $29,000 as of March 31, 2017.

During October 2016, our root9B LLC CEO became a board member of one of the Company’s vendors that provides sales and marketing services. The total expenses related to this vendor and reflected in the consolidated statements of operations for the three months ended March 31, 2017 and 2016 were $55,000 and $29,000, respectively. We had prepaid expenses of $132,000 at March 31, 2017, and a payable of $150,000 at December 31, 2016, respectively.  As of March 31, 2017, our CEO is no longer a board member for this vendor company.

Centurion Holdings, of which our Chairman is a majority owner, has a sublease agreement for a portion of its office in New York with IPSA. The sublease is at market rates and constitutes IPSA’s New York Office. The lease expired on December 31, 2016. The base rent for the sublease is approximately $204,000 per year and the ending accounts payable balance was $151,000 as of March 31, 2017.

During the three months ended March 31, 2017 and 2016, we incurred $31,000 and $34,000, respectively, in public relations and marketing expenses from a public relations firm who is also shareholder. The ending accounts payable balance was $99,000 and $83,000 as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017, and December 31, 2016, we owed members of the Board of Directors, $192,000 and $171,000, respectively, in fees for various Board of Director, Audit Committee and Compensation Committee activities. In May 2017, $155,000 of the outstanding balance was paid.

On February 8, 2017, our Chairman and CEO loaned the Company an additional $245,000. We issued an unsecured, non-convertible, promissory note in the principal amount of $245,000, bearing interest at the rate of 4.0% per annum maturing on February 9, 2018. The Company used the proceeds to fund working capital requirements and for general corporate purposes.

On January 25, 2017, our Chairman and CEO purchased secured convertible notes in the principal amount of $250,000 and warrants to purchase 12,500 shares of common stock. Interest accrues at 10% per annum and is payable quarterly.

See Note 7 “Notes Payable and Related Party Notes Payable” for additional information on related party notes payable transactions.

Note 13: Subsequent Events

On April 30, 2017, the Company sold (i) all of the shares of its Canadian subsidiary IPSA International, Inc. (“IPSA”), a wholly owned subsidiary of IPSA International Services, Inc., which is a wholly owned U.S. subsidiary of the Company, and (ii) assets related to the Company’s Hong Kong, London, and Miami offices (“Affiliate Offices”), pursuant to a Purchase Agreement, dated as of April 30, 2017 (“Purchase Agreement”) for $6,000,000. Although there can be no assurance in this regard, the Company is also eligible to receive up to $4,000,000 additional consideration under an earn out arrangement based upon certain performance targets over the next three years. The sales proceeds were reduced by a working capital adjustment (the “WCA”), as defined in the Purchase Agreement, of approximately $1.4 million, and $400,000 was deposited in escrow to secure potential unrecorded liabilities and representations of the Company and its affiliates. The WCA will be finalized within ninety days of the transactions’ close date.

On May 21, 2017, we entered into convertible promissory note amendments (the “Note Amendments”) with existing holders (the “Holders”) of the Company’s unsecured convertible notes (the “Unsecured Notes”) issued in connection with the Securities Purchase Agreement, first dated as of October 23, 2014, by and among the Company and the Purchasers identified therein. The Note Amendments:

1.
Extended the maturity date by one year from May 21, 2017 to May 21, 2018.
2.
Increased the interest rate from 10% to 15% per annum.
3.
Converted the existing semi-annual interest payments (paid in arrears) to non-refundable semi-annual prepaid interest payments. The first prepaid interest payment totaling $120,000 was paid on June 8, 2017.

4.
Included a reduction in the price at which the Unsecured Notes may be voluntarily converted from $16.80 per share (as previously adjusted to reflect the Company’s one-for-fifteen reverse stock split on December 1, 2016) to $8.00 per share.
5.
Included a reduction in the exercise price of the warrants from $16.80 per share (as previously adjusted to reflect the Company’s one-for-fifteen reverse stock split on December 1, 2016) to $8.00 per share.
6.
Require repayment of the Unsecured Notes in the event the Company raises an aggregate of $16,000,000 or more in capital through the issuance of debt, equity, or a combination thereof.

The Qualified Purchasers waived their anti-dilution protection for the unsecured Note Amendment. In exchange for waiving their anti-dilution provisions, they received a one year extension of their warrants.

On May 25, 2017, Joseph Grano Jr., the Company's Chief Executive Officer stepped down as Chief Executive Officer and was replaced by Mr. Eric Hipkins. Mr. Grano continues as a director of the Company and serves as nonexecutive Chairman of the Board following his tenure as Chief Executive Officer. In connection with this new role the board of directors approved an annual consulting fee for $120,000. Additionally, he will receive $8,000 per month as reimbursement for office space used by the Company and administrative costs.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

Statements in this Form 10-Q, including the information incorporated by reference herein, that are not historical in nature, including those concerning the Company’s current expectations about its future requirements and needs, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “meets,” “could,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans” or “continues.” Although we believe that the expectations reflected in such forward-looking statements are reasonable at the time they are made, you are cautioned that forward-looking information and statements are subject to various risks and uncertainties, many of which are difficult to predict and generally beyond our control. Risks and uncertainties could cause actual results and developments to differ materially from those expressed in, or implied or projected by, forward-looking information and statements provided here or in other disclosures and presentations. Those risks and uncertainties include, but are not limited to, the risks listed in Part I – Item 1A of our Annual Report on Form 10-K for 2016. We do not undertake any obligation to update or revise any forward-looking information or statements.

References to “we,” “us,” “our,” “root9B,” and the “Company,” in this Quarterly Report on Form 10-Q refer to root9B Holdings, Inc. “SEC” refers to the Securities and Exchange Commission.

The following discussion summarizes the significant factors affecting our results of operations and financial condition for the three month periods ended March 31, 2017 and 2016 (“first quarter of 2017” and “first quarter of 2016”, respectively). This discussion should be read in conjunction with, and is qualified by, the financial statements and the related notes included in this Report, the financial statements for the fiscal year ended December 31, 2016 (“2016”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for 2016.

Discontinued Operations

In the fourth quarter of 2016, we announced a strategic shift to evolve into a pure-play cybersecurity company. As a result, we sold our CEI subsidiary and are actively seeking a buyer for the remaining components of our IPSA subsidiary. All assets and liabilities associated of CEI and IPSA are classified as held for sale, with their results of operations presented as discontinued operations in the accompanying consolidated financial statements for all periods presented. As discussed in further detail in Note 4 “Discontinued Operations” to the consolidated financial statements included in this Report, on April 30, 2017 the Company sold all the shares of its Canadian subsidiary IPSA International, Inc. We are in the process of assessing the feasibility and possible sale prices of the remaining components of our discontinued operations.

 Results of Continuing Operations

Our results of operations for the first quarter of 2017 and the first quarter of 2016 are highlighted in the table below and discussed in the following paragraphs:

	Three Months Ended March 31,
	2017	% of Net Revenue	2016	% of Net Revenue
Net revenue	$2,654,284		$2,031,393
Operating expenses:
Cost of revenues	2,383,529	89.8%	2,435,503	119.9%
Selling, general & administrative	4,168,750	157.1%	3,321,729	163.5%
Depreciation and amortization	178,347	6.7%	167,648	8.3%
Total operating expenses	6,730,626	253.6%	5,924,880	291.7%
Loss from operations	(4,076,342)	-153.6%	(3,893,487)	-191.7%
Other Income (expense):
Derivative income (expense)	762,712	28.7%	1,260,549	62.1%
Interest expense, net	(441,745)	-16.6%	(76,136)	-3.7%
Other income (expense)	(15,887)	-0.6%	13,219	0.7%
Total other income (expense)	305,080	11.5%	1,197,632	59.0%
Loss before income taxes	(3,771,262)	-142.1%	(2,695,855)	-132.7%
Income tax benefit (expense)	-	0.0%	(51,905)	-2.6%
Loss from continuing operations	(3,771,262)	-142.1%	(2,747,760)	-135.3%
Loss from discontinued operations, net of taxes	(771,541)	-29.1%	(482,462)	-23.8%
Net loss	(4,542,803)	-171.1%	(3,230,222)	-159.0%
Preferred stock dividends	-	0.0%	(6,857)	-0.3%
Net loss attributable to common stockholders	$(4,542,803)	-171.1%	$(3,237,079)	-159.4%

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016

The results of operations described below include the Cyber Solutions (“CS”) and Business Advisory Solutions (“BAS”) segments for the quarters ended March 31, 2017 and 2016 and does not include results from discontinued operations.

Net Revenue

Total revenue for the quarter ended March 31, 2017 was $2,654,000 as compared to $2,031,000 for the quarter ended March 31, 2016, a net increase of $623,000, or 31%. Revenue by segment was as follows:

	Three Months Ended March 31,
	2017	2016	% Growth (Decline)

Cyber Solutions	$1,860,530	$680,820	173.3%
Business Advisory Solutions	793,754	1,350,573	-41.2%
Total Net Revenue	$2,654,284	$2,031,393	30.7%

Cyber Solutions Segment

Revenue for the CS segment for the quarter ended March 31, 2017 increased $1,180,000, or 173.3%, compared to the quarter ended March 31, 2016. This increase is attributable to an $887,000, or 171% increase in Cyber operations revenue, and a $292,000, or 180% increase in training revenue compared to the quarter ended March 31, 2016. The increase in Cyber operations and training revenue reflects the results of our expanded sales efforts and our continued enhancement of our product offerings.

Business Advisory Solutions Segment

Revenue for the BAS segment for the quarter ended March 31, 2017 decreased $557,000 or 41.2% compared to the quarter ended March 31, 2016. This decline was attributable to reduced focus on certain service lines and regions, and the impact of projects that were active and completed in 2016 which were not offset by revenue from new customers in the quarter ended March 31, 2017.

Direct Cost of Revenue

Cyber Solutions Segment

Direct costs for the CS segment, which includes all costs for billable staff and materials, increased by $388,000, or 28.2%, for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016. This increase is primarily attributable to personnel related expenses as we expand our workforce in this segment.

Business Advisory Solutions Segment

Direct costs for the BAS segment, which includes all costs for billable staff decreased by $440,000, or 41.6%, for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016. As a percentage of revenue, direct costs were 77.8% and 78.3% for the quarters ended March 31, 2017 and 2016, respectively. The reduction in expenditures for billable staff accounts for the decrease and directly correlates with the decline in revenue.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $847,000, or 25.5%, to $4,169,000, in the quarter ended March 31, 2017 from $3,322,000 in the quarter ended March 31, 2016. We account for and manage expenses as those directly related to a business segment and corporate overhead expenses which includes executive compensation, back office functions, such as finance, legal, human resources, and other administrative costs. Expenses related to these groups are discussed below.

Cyber Solutions Segment

SG&A expenses in the CS segment were $2,276,000 in the quarter ended March 31, 2017 compared to $1,722,000 in the quarter ended March 31, 2016, an increase of $554,000, primarily attributable to increases in labor costs ($319,000) and software research and development ($227,000). Labor costs and software research and development costs increased as we continue to invest in and build out CS resources and expertise as we position this segment for future growth.

Business Advisory Solutions Segment

SG&A expenses in the BAS segment decreased to $114,000 in the quarter ended March 31, 2017 from $178,000 in the quarter ended March 31, 2016, a decrease of $64,000 or 35.9%. The decrease is attributable to reduced rent due to the termination of two leases in California in 2016, reduced overhead labor costs, and travel related costs. BAS segment SG&A expenses as a percentage of segment revenue was 14.4% and 13.2% for the quarters ended March 31, 2017 and 2016, respectively.

Corporate Overhead

Corporate overhead SG&A expenses increased to $1,778,000 in the quarter ended March 31, 2017, from $1,428,000 in the quarter ended March 31, 2016, an increase of $350,000 or 24.5%. The increase in corporate level overhead expenses is primarily due to increased legal and other professional fees ($263,000), employee wages and benefits ($55,000), and travel ($29,000). The increase in legal and other professional fees is primarily attributable to services related to the sale of IPSA and convertible promissory note amendments.

Other Income (Expense)

Other income (expense) for the first quarter of 2017 resulted in income of $305,000 as compared to other income of $1,198,000 in the first quarter of 2016. The main components of the decrease in other income is the non-cash derivative income decrease of $498,000, increase in interest expense of $366,000, and increase in other expenses of $29,000.

The change in derivative income for the first quarter of 2017 compared to the first quarter of 2016 relates to the change in fair value of our financial instruments recorded as derivative liabilities and marked to market.

The increase in interest expense for the first quarter of 2017 compared to the first quarter of 2016 was primarily due to interest expense on our convertible promissory notes, which we started to issue in September 2016 and completed in March 2017.

 Income Tax Benefit (Expense)

No income tax provision was recorded for the three months ended March 31, 2017. The Company has experienced operating losses in recent periods, and a full valuation allowance has been established for deferred tax assets based on a “more likely than not” threshold. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carry forward periods provided in the tax law.

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

The Company’s significant accounting policies are outlined in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

See Note 2: "Recent Accounting Pronouncements" in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings and equity issuances.

As of March 31, 2017, we had cash and cash equivalents of $1,372,028 from continuing operations and $442,117 from discontinued operations or a total of $1,814,145, compared to $1,445,028 from continuing operations and $161,847 from discontinued operations, or a total of $1,606,875 at December 31, 2016. We had a decrease in cash from continuing operations of $73,000 between December 31, 2016 and March 31, 2017, and an increase in cash from all operations of $207,270 between December 31, 2016 and March 31, 2017. The increase in cash from all operations was primarily attributable to proceeds from convertible debt and related party notes payable of $3,245,000, offset by the net cash used in operations and investing activities during the three months ended March 31, 2017 of $3,010,402. As of March 31, 2017, our deficit was $92,116,930.

Selling a portion of our IPSA subsidiary on April 30, 2017 provided approximately $4 million of net proceeds. See Note 13 “Subsequent Events” for further information.

On May 21, 2017, $1,600,000 of our unsecured convertible promissory notes due on May 21, 2017 were extended to May 21, 2018. See Note 13 “Subsequent Events” for further information.

The following table represents our most liquid assets:

	March 31,	December 31,
	2017	2016

Cash and cash equivalents	$1,372,028	$1,455,028
Accounts receivable, net	1,097,800	1,664,808
Investment in cost method investee	100,000	100,000
	$2,569,828	$3,219,836

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

During the three months ended March 31, 2017, we continue to incur significant labor costs, software research and development, and advertising expenses as we continue to invest in and build out CS resources and expertise as we position this segment for future growth. We have not been able to secure enough Cyber Solutions contracts to support our continuing operations, and we anticipate requiring additional capital to grow our Cyber Solutions business segment, fund operating expenses, and make principal and interest payments on our promissory note obligations.

There can be no assurance that we will be able to obtain such financing, or if obtained, on favorable terms. In the event that we are unable to raise additional funds through equity or debt financing, we may be required to delay, reduce or severely curtail our operations or the implementation of our business strategies or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

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

Working Capital

Working capital, which includes discontinued operations and net assets classified as held for sale, was $3,752,220 and $3,714,617 as of March 31, 2017 and December 31, 2016, respectively, which represents an increase of $37,603. The increase resulted primarily from a decrease in notes payable of $1,600,000 and net increase in other assets of $143,746. The increase was offset by a decrease in discontinued operations assets and liabilities classified as held for sale of $910,145, a decrease in accounts receivable of $567,008 and net increase in other liabilities of $228,990.

Long-Term Liabilities and Stockholders’ Equity

Our long-term debt was $5,026,396 and $2,960,897 as of March 31, 2017 and December 31, 2016, respectively, an increase of $2,065,499. The increase resulted from the issuance of convertible debt instruments providing $3,000,000 in cash proceeds, offset by non-cash debt discount of $579,189, as well as non-cash debt discount of $580,640 related to the difference in value of the Warrants and conversion feature before and after the Third Amendment. Also increased by non-cash debt discount amortization of $225,328. See Note 8 “Long-Term Debt” for further information.

Off-Balance-Sheet Arrangements

None.

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

We will need to obtain additional financing in 2017 to support our future operations and there can be no assurance that we will be able to obtain financing, or if obtained, on terms favorable to the Company. Failure to obtain the same will adversely affect the operations of the Company.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses were:

1.
In preparation for our first quarter 10Q filing for the three months ended March 31, 2017, we discovered certain errors related to the financial statements included in the 2016 annual form 10K filed on April 17, 2017. As detailed more fully in Note 1 of the Form 10Q filing, the Company determined that the errors were not material to any of the Company’s prior annual financial statements and accordingly, revised its previously-issued consolidated financial statements for 2016 and disclosed the effects in the footnotes thereto.
2.
The Company financial statements include complex transactions and financial instruments that are subject to extensive technical accounting standards. The Company does not have adequate internal or external resources with sufficient technical knowledge to properly account for such transactions.
3.
Timely reporting of financial results with appropriate recognition of required revenue and expense accruals.
4.
Inadequate consolidating financial statements to support segment reporting requirements.
5.
Inadequate processes, staffing and procedures to meet external financial reporting requirements and disclosures.

The errors arising from the underlying deficiencies are not material to the financial statements reported in any interim or annual period and therefore, did not result in a revision to previously filed financial statements. However, these control deficiencies could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected in a timely manner. Accordingly, we have determined that these control deficiencies constitute a material weakness. Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2017 based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

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

PART II
OTHER INFORMATION
Item 1.   Legal Proceedings

The Company and two senior executives of the Company are named as defendants (the “Defendants”) in a class action proceeding filed on June 23, 2015, in the U.S. District Court for the Central District of California. On September 24, 2015, the U.S. District Court for the Central District of California granted a motion to transfer the lawsuit to the United States District Court for the District of Colorado. On October 14, 2015, the Court appointed David Hampton as Lead Plaintiff and approved Hampton’s selection of the law firm Levi & Korsinsky LLP as Lead Counsel. Plaintiff filed an Amended Complaint on January 4, 2016. The Amended Complaint alleges violations of the federal securities laws on behalf of a class of persons who purchased shares of the Company’s common stock between October 17, 2014 and June 15, 2015. In general, the Amended Complaint alleges that false or misleading statements were made or that there was a failure to make appropriate disclosures concerning the Company’s cyber security business and products. On February 18, 2016, the Company filed a motion to dismiss Plaintiff’s Amended Complaint. Plaintiff filed an opposition to the motion to dismiss and the Company replied on May 4, 2016. On August 3, 2016, the U.S. Magistrate Judge issued a recommendation that the Court grant Plaintiff’s motion to strike certain exhibits from Defendants’ motion to dismiss, and on August 4, 2016, the U.S. Magistrate Judge issued a recommendation that the Court grant in part and deny in part Defendants’ motion to dismiss the Amended Complaint. On September 21, 2016, the United States District Court for the District of Colorado dismissed, with prejudice, the class action suit. On October 21, 2016, Plaintiff filed a notice of appeal to the decision. On March 8, 2017, the parties completed their briefing on Plaintiff’s appeal to the Tenth Circuit. The Tenth Circuit has granted the parties’ request for oral argument but no date has been scheduled. We cannot predict the outcome of this appeal; however, the Company believes the appeal lacks merit. No liability has been recorded in the financial statements for this matter.

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

Other than those previously reported on Form 8-K, no unregistered securities were sold or issued during the period ended March 31, 2017.

Item 3   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

On May 25, 2017, Joseph Grano Jr., the Company's Chief Executive Officer stepped down as Chief Executive Officer and was replaced by Mr. Eric Hipkins. Mr. Grano continues as a director of the Company and serves as nonexecutive Chairman of the Board following his tenure as Chief Executive Officer.  In connection with this new role the board of directors approved an annual consulting fee for $120,000. Additionally, he will receive $8,000 per month as reimbursement for office space used by the Company and administrative costs.

Item 6.    Exhibits

No.	Description
10.1
Second Amendment to Securities Purchase Agreement, effective January 24, 2017 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company filed with the Commission on January 26, 2017).

10.2*	Third Amendment to Securities Purchase Agreement, effective March 24, 2017.

10.3	Form of Amendment No. 1 to Warrant (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of the Company filed with the Commission on March 24, 2017).

10.4	Second Form of Warrant (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of the Company filed with the Commission on March 24, 2017).

10.5	Form of Amendment No. 2 to Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of the Company filed with the Commission on March 24, 2017).

10.6*	Third Form of Secured Convertible Promissory Note.

10.7*	First Amendment to Promissory Note, dated as of February 8, 2017, by and between the Company and Joseph J. Grano, Jr.

10.8*	Non-Executive Chairman of the Board Agreement, dated as of June 30, 2017, by and between the Company and Joseph J. Grano, Jr.

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2*	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1**	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*
Filed herewith.

**
Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROOT9B HOLDINGS INC.
(Registrant)
DATE: July 6, 2017	By:	/s/ Eric Hipkins
Eric Hipkins
Chief Executive Officer

DATE: July 6, 2017	By:	/s/ William L. Hoke
William L. Hoke
Chief Financial Officer